Form 10-Q
period 2014-09-30
SIGNAL GENETICS, INC.
filed 2014-11-14
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 001-36483

SIGNAL GENETICS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	47-1187261
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5740 Fleet Street
Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (760) 537-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2014, there were 3,782,629 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the Securities and Exchange Commission on August 14, 2014.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New risk factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Signal Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$6,388,358	$209,348
Restricted cash	50,236	50,180
Accounts receivable, net	1,549,998	994,010
Inventory	232,064	356,641
Prepaid expenses and other current assets	434,902	444,369
Total current assets	8,655,558	2,054,548

Property and equipment, net	825,882	928,026
Deferred issuance costs	-	655,018
Security deposits	43,326	35,034

	$9,524,766	$3,672,626

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$939,481	$689,716
Amounts due to related party	1,045,000	-
Note payable - current portion	10,597	42,046
Note payable - related party	-	26,568,554
Total current liabilities	1,995,078	27,300,316

Lease termination/abandonment payable	-	259,345
Commitments and contingencies

Stockholders' equity/members' deficiency:
Common stock, $0.01 par value, 50,000,000 shares authorized, 3,782,629 shares issued and outstanding at September 30, 2014 and no shares issued and outstanding at December 31, 2013	37,826	-
Additional paid in capital	39,010,827	-
Accumulated deficit	(31,518,965)	-
Members' deficiency	-	(23,887,035)
Total members' deficiency/stockholders' equity	7,529,688	(23,887,035)

	$9,524,766	$3,672,626

See accompanying notes to unaudited consolidated financial statements.

Signal Genetics, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30, 2014	September 30, 2013

Net revenue	$1,300,990	$983,589

Operating expenses:
Cost of revenue	871,522	713,200
Selling and marketing	178,816	99,941
General and administrative	1,103,762	435,503
Stock compensation	703,725	-
Research and development	76,214	46,604
Total operating expenses	2,934,039	1,295,248

Operating loss	(1,633,049)	(311,659)

Interest expense	(4,154)	(567,976)

Net loss	(1,637,203)	(879,635)

Dividend to member unit holder of Myeloma Health LLC	-	(60,000)

Net loss attributable to stockholders of Signal Genetics, Inc.	$(1,637,203)	$(939,635)

Basic and diluted net loss per share:
Net loss attributable to stockholders of Signal Genetics, Inc.	$(0.43)	$(0.35)

Weighted average shares outstanding - basic and diluted	3,782,629	2,672,349

See accompanying notes to unaudited consolidated financial statements.

Signal Genetics, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Nine Months Ended
	September 30, 2014	September 30, 2013

Net revenue	$3,665,484	$3,225,881

Operating expenses:
Cost of revenue	2,333,216	2,110,323
Selling and marketing	325,639	253,094
General and administrative	1,891,006	1,131,555
Stock compensation	3,578,465	-
Research and development	148,288	182,193
Total operating expenses	8,276,614	3,677,165

Operating loss	(4,611,130)	(451,284)

Interest expense	(1,020,801)	(1,505,198)

Net loss	(5,631,931)	(1,956,482)

Dividend to member unit holder of Myeloma Health LLC	-	(240,000)

Net loss attributable to stockholders of Signal Genetics, Inc.	$(5,631,931)	$(2,196,482)

Basic and diluted net loss per share:
Net loss attributable to stockholders of Signal Genetics, Inc.	$(1.78)	$(0.85)

Weighted average shares outstanding - basic and diluted	3,162,639	2,587,475

See accompanying notes to unaudited consolidated financial statements.

Signal Genetics, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,631,931)	$(1,956,482)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock compensation	3,578,465	-
Depreciation and amortization	106,412	111,886
Bad debt expense	144,492	-
Non-cash interest on note payable – related party	1,007,733	1,484,149
Lease termination	45,724	-
Changes in operating assets and liabilities:
Accounts receivable	(700,480)	270,273
Inventory	124,577	(39,146)
Prepaid expenses and other current assets	9,467	(28,409)
Accounts payable and other accrued expenses	404,360	(270,249)
Lease termination/abandonment payable	(305,069)	(238,394)
Net cash used in operating activities of discontinued operations	-	(143,875)
Net cash used in operating activities	(1,216,250)	(810,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,268)	(2,146)
(Increase) decrease in security deposits	(8,292)	10,548
Increase in restricted cash	(56)	(75)
Net cash (used in) provided by investing activities	(12,616)	8,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	-	(240,000)
Repayment of note payable	(31,449)	(45,853)
Proceeds from issuance of common stock	8,500,000	-
Payments for deferred issuance costs	(1,855,675)	(154,033)
Repayment of note payable - related party	-	(10,460,657)
Proceeds from note payable/amounts due to related party	795,000	11,816,183
Net cash provided by financing activities	7,407,876	915,640

NET INCREASE IN CASH	6,179,010	113,720

CASH:
Beginning of period	209,348	112,534
End of period	$6,388,358	$226,254

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

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations.  Prior to the IPO, all financial support had been provided by the majority member (see Note 5).  As of September 30, 2014, however, following the Debt Conversion, the Corporate Conversion and the IPO, the Company has positive working capital and stockholders’ equity.  Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities and research and development programs, the Company believes that it has enough cash on hand to support operations for at least a year. Going forward, as the Company continues its expansion, the Company may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, the Company will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s amended Registration Statement on Form S-1 filed with the SEC on June 13, 2014. The December 31, 2013 balance sheet is derived from the Company’s audited consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts — The Company records accounts receivable net of an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience since the Company’s inception for each type of payor. The Company has not had any bad debts from any of its contracted or non-contracted insurance companies.  However during the three months ended September 30, 2014, the Company determined that approximately $144,000 of accounts receivable may not be collectible. Although the Company will attempt to recover these funds, an allowance for doubtful accounts of approximately $144,000 was recorded at September 30, 2014 due to the uncertainty of these collections.  There is no allowance for doubtful accounts recorded as of December 31, 2013.

Inventory — Inventory, which consists entirely of laboratory materials and supplies, is valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.

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

Long Lived Assets — The Company reviews long-lived assets, consisting of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the nine months ended September 30, 2014 and 2013.

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

Revenues are recorded on an accrual basis when the contractual obligations are completed as a set of assays is processed through our laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. The Company reports revenues from Medicare, contracted insurance companies and directly billed customers based on the contractual rate. The contractual rate is based on established agreed upon rates between the Company and the respective payor and is the price invoiced by the Company. The Company reports revenues from non-contracted insurance companies based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. The Company does not record revenue from individuals for billings, deductibles or co-pays until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors.    Gross revenues from individuals have been immaterial. The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom we deal. The Company regularly refines its estimates in order to make its estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.

Signal Genetics, Inc. and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

2. Summary of Significant Accounting Policies — (continued)

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported on our statements of operations:

	Three Months		Nine Months
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Gross revenues	$1,671,108	$1,436,357	$4,545,090	$3,959,638
Less: Allowances	370,118	452,768	879,606	733,757
Net revenues	$1,300,990	$983,589	$3,665,484	$3,225,881

Contractual allowances recorded during the three months ended September 30, 2014 and 2013 represented approximately 22% and 32%, respectively, of gross revenues.  The decrease in the percentage for the three months ended September 30, 2014 was primarily due to the increased revenues received from direct-billed customers, which increased to approximately 63% of gross revenues for the three months ended September 30, 2014 from approximately 58% of gross revenues during the three months ended September 30, 2013.  Contractual allowances recorded during both the nine months ended September 30, 2014 and 2013 represented approximately 19% of gross revenues.

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

Equity Incentive Compensation — The Company accounts for equity incentive compensation to employees and non-employees in accordance with FASB ASC 718, Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, respectively.  Equity incentive compensation expense for all equity-based compensation awards granted to employees is based on the grant-date fair value estimated in accordance with the provisions of ASC 718 and for non-employees is based on the fair value of equity instruments issued as determined at the performance completion date in accordance with the provisions of ASC 505-50.  The Company recognizes compensation expense in an amount equal to the estimated fair value of each stock award over the estimated period of service and vesting.

Signal Genetics LLC and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

2. Summary of Significant Accounting Policies — (continued)

Fair Value of Financial Instruments — The Company’s management believes the carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to their short-term maturity. The fair value of the note payable — related party cannot be reasonably estimated as a result of the related party arrangement. The present value of the note payable at September 30, 2014 and December 31, 2013 was approximately $11,000 and $42,000, respectively.

Supplemental Disclosures of Cash Flow Information and of Non-Cash Financing Transactions — During the nine months ended September 30, 2014 and 2013, the Company paid approximately $13,000 and $1,201,000, respectively, in interest. Of the total paid in 2013, $1,182,000 was paid to related parties (see Note 5).  In addition, during the nine months ended September 30, 2014, the Company converted $27,326,287 of the note payable – related party into equity.  Additionally, approximately $2,356,000 of deferred issuance costs were converted into equity.  At September 30, 2013, there were deferred issuance costs of approximately $63,000 included in accounts payable and accrued expenses.

Concentration of Credit Risk, Major Customers and Suppliers — Cash is maintained at two financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

During the three and nine months ended September 30, 2014 and 2013, the Company had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for approximately 82% and 87% of net revenue for the three months ended September 30, 2014 and 2013, respectively, and 81% and 84% of net revenue for the nine months ended September 30, 2014 and 2013, respectively.  Accounts receivable sourced either from or through UAMS at September 30, 2014 and December 31, 2013 accounted for approximately 70% and 62%, respectively.

Inventory used in the Company’s testing process is procured from one supplier. Any supply interruption or an increase in demand beyond such supplier’s capabilities could have an adverse impact on the Company’s business. Management believes it could identify alternative suppliers, if necessary, but it is possible such suppliers may not be identified in a timely manner to avoid an adverse impact on the Company’s business.

Recent Accounting Pronouncements  — Other than as disclosed below, we have reviewed all recently issued standards and have determined that they will not have a material impact on our consolidated financial statements or do not apply to our operations.

 In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance.  The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued.  When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the ASU also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt.  The ASU becomes effective for annual periods ending after December 15, 2016, and for any annual and interim periods thereafter.  Early application is permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Signal Genetics LLC and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

2. Summary of Significant Accounting Policies — (continued)

Future Accounting Pronouncements  — Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an emerging growth company, such as the Company, may take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although to date, the Company has not taken advantage of this delay, the Company has elected to avail itself of the extended transition period for adopting new or revised accounting standards in the future. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Reclassifications — Certain reclassifications in operating expenses have been made to the three and nine months ended September 30, 2013 amounts to conform to the 2014 presentation.

3. Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013, consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Computer and lab equipment	$1,324,359	$1,320,091
Furniture and fixtures	12,550	12,550
Leasehold improvements	6,439	6,439
	1,343,348	1,339,080
Less: Accumulated depreciation and amortization	517,466	411,054
	$825,882	$928,026

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was approximately $34,000 and $37,000, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $106,000 and $112,000, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2014 and December 31, 2013, consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Accounts payable	$238,516	$-
Accrued compensation and related taxes	155,563	76,409
Current portion of lease termination/abandonment payable	309,279	319,454
Legal fees	119,430	48,415
Deferred issuance costs	-	154,596
Other	116,693	90,842
	$939,481	$689,716

5. Notes Payable

Note Payable — The Company has acquired certain property and equipment through the issuance of a note payable totaling approximately $182,000. The note was payable in thirty-six monthly installments of $5,320 and the final payment was made in October 2014.  The present value of the note payable at September 30, 2014 and December 31, 2013 was approximately $11,000 and $42,000, respectively. The effective interest rate of the note during 2014 and 2013 was 3.4%. The Company had collateralized the note with the related equipment, which had a net book value of approximately $275,000 and $305,000 at September 30, 2014 and December 31, 2013, respectively.

Signal Genetics, Inc. and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

5. Notes Payable — (continued)

Note Payable — Related Party  — During the nine months ended September 30, 2014 and 2013, the Company’s then majority member, through various entities controlled by such member, loaned the net amount of approximately $795,000 and $1,356,000, respectively, to the Company to support its operations.  Pursuant to the terms of an Exchange Agreement, and prior to the Corporate Conversion, $27,326,287 of the note payable as of June 17, 2014 was exchanged for 2,732,629 Class C units of Signal Genetics LLC and recorded to members’ equity.  The remaining $1,000,000 as of that date, along with an additional $45,000, which was advanced to pay for certain offering expenses, were reclassified as Amounts due to related party on the consolidated balance sheet.  This aggregate amount is non-interest bearing and due on demand.

Prior to the Debt Conversion, the note bore interest at 8% compounded quarterly and was due on demand and was collateralized by substantially all assets of the Company.  There was no interest expense related to this note for the three months ended September 30, 2014.  Interest expense related to the note for the three months ended September 30, 2013 was approximately $560,000.  Interest expense related to the note for the nine months ended September 30, 2014 and 2013 was approximately $1,008,000 and $1,484,000, respectively.  Interest was accrued and included within the Note payable – related party reflected on the accompanying consolidated balance sheets.  During the nine months ended September 30, 2013, the majority member loaned the Company approximately $11,816,000, which was used to repay interest of approximately $1,182,000 and principal of $9,279,000 owed to certain entities controlled by such member who had loaned monies to the Company under the note.

6. Stockholders’ Equity/Members’ Interests

Distributions — Distributions of $60,000 and $240,000 during the three and nine months ended September 30, 2013, respectively, were made to a member of Myeloma Health LLC, a subsidiary of the Company. These distributions were made in the form of dividends by the Company to Myeloma Health LLC and thereafter to the member.

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

Stock Incentive Plan — Effective with the IPO, the Company adopted the 2014 Stock Incentive Plan (the “Plan”) to promote long-term growth and profitability by (i) providing key people with incentives to improve stockholder value and to contribute to the Company’s growth and financial success through their future services and (ii) enabling the Company to attract, retain and reward the best-available personnel.  Under the Plan, the Company may issue awards for up to 1,245,399 shares of its common stock.  Awards may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards.  No awards may be granted after June 16, 2024.

Restricted Stock Units (“RSUs”) — In connection with the IPO and through September 30, 2014, the Company issued RSU awards for an aggregate of 940,093 shares of its common stock with the following terms:

•
745,511 RSUs issued to the Company’s Chief Executive Officer in connection with the IPO – 33.3% vested upon the date of grant but will not be issued until January 1, 2015 and 16.67% will vest and be issued on each of January 1, 2015, and the 12-month, 18-month and 24-month anniversary of the date of grant.

•
48,442 RSUs issued to the Company’s Vice President of Research and Operations in connection with the IPO – 29,356 vested upon the date of grant but will not be issued until January 1, 2015 and the remaining 19,086 will vest in nineteen equal monthly installments (beginning with the month in which the first anniversary of the grant date occurs) on the last day of each such calendar month. Shares that have vested according to the foregoing schedule will be issued on the first day of January and July of each calendar year.

Signal Genetics, Inc. and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

6. Stockholders’ Equity/Members’ Interests — (continued)

•
37,640 RSUs issued to a consultant and company founder in connection with the IPO – 25% will vest and be issued on the first anniversary of the grant date and the remaining shares will vest in thirty-six equal monthly installments (beginning with the month in which the first anniversary of the grant date occurs) on the last day of each such calendar month.  Shares that have vested according to the foregoing will be issued on the first day of January and July of each calendar year.

•	An aggregate of 16,500 RSUs issued to the three independent members of the Board of Directors (5,500 each) in July 2014 – 25% will vest and be issued upon each anniversary of the grant date.

•	92,000 RSUs issued to the Company’s Chief Financial Officer in connection with her employment agreement in August 2014 - 25% will vest and be issued upon each anniversary of the grant date.

Stock compensation expense related to the RSUs for the three and nine months ended September 30, 2014 was approximately $689,000 and $3,563,000, respectively.

Stock Options – During the three months ended September 30, 2014, the Company granted options to purchase 124,000 shares of common stock under the Plan.  Of this total, options to purchase 54,000 shares vest 25% on each anniversary of their grant date; provided, however that if a recipient is terminated after the first anniversary of the grant date for a reason other than cause, such person will be entitled to receive a prorated portion of the number of shares which would have otherwise become vested on the next anniversary date.  The remaining 70,000 shares subject to options vest 25% on the first anniversary of the grant date with the balance of shares vesting in thirty-six equal monthly installments thereafter.

The value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model which requires the input of highly subjective assumptions.  Because the option-pricing model is sensitive to change in the input assumptions, different determinations of the required inputs may result in different fair value estimates of the options.  The Company has no expectation of paying cash dividends on its common stock in the foreseeable future.  The Company has limited historical stock data since the IPO, therefore the estimated future stock price volatility is based upon the average historical volatilities of a group of peer companies.  The risk-free interest rate is based on the rate currently available on U.S. Treasury issues with terms approximating the expected term of the option.  The Company did not issue options prior to its IPO and therefore has no history of option exercises.  As such, the Company has used the simplified method to calculate the expected term of its options.

The following assumptions were used in the Black-Scholes option-pricing model during the three months ended September 30, 2014:

Expected dividend yield		0%
Expected volatility	65.5	–	66.9%
Risk-free interest rate	1.81	–	2.03%
Expected term (years)		6.25

Stock compensation expense related to stock options for both the three and nine months ended September 30, 2014 was approximately $15,000.

Net Loss Per Share — The Company calculates net loss per share in accordance with FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding.  Common stock equivalents consist of RSUs and stock options.

Signal Genetics, Inc. and Subsidiaries
  Notes to Unaudited Consolidated Financial Statements

6. Stockholders’ Equity/Members’ Interests — (continued)

For all periods presented, the Company has adjusted the number of shares outstanding to reflect the Debt and Corporate Conversions completed on June 17, 2014 (see Notes 1 and 5) as if they had occurred as of the beginning of the respective period.  For the three and nine months ended September 30, 2014, 658,214 unvested RSUs, and 60,000 stock options were excluded from diluted net loss per share due to the antidilutive effects of the securities during the respective periods. For the three and nine months ended September 30, 2013, previously issued equity incentive units were also excluded due to the net loss incurred during the respective periods.

7. Commitments and Contingencies

Operating Leases — During March 2014, the Company renewed its laboratory and office facility operating lease for another annual period through March 2015.  Monthly rent expense is approximately $6,300.

In August 2014, the Company entered into a new lease for approximately 5,560 square feet of office space that will be used as the corporate headquarters in California.  The Company began occupying the space on October 1, 2014. The lease term begins in November 2014 and will continue for 36-months with monthly rent of approximately $14,000, which will increase at a rate of 3% annually. The lease terms include three months of rent abatement during the first year and an option to renew the lease for one additional 36-month period. The newly leased space in Carlsbad, California, replaces the Company’s headquarters which were in New York, New York.

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

During March 2014, the Company entered into a termination agreement with the landlord related to the operating lease. As an inducement for the landlord to agree to the termination of the lease, the Company agreed to pay a termination fee of approximately $565,000 in monthly installments of $31,400 until the fee is paid in full (August 2015).  The Company has recorded the present value of the remaining payments under the termination agreement, which due to changes in estimates resulted in an additional charge of approximately $46,000 to expense during the nine months ended September 30, 2014, which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.  At September 30, 2014 and December 31, 2013, the total liability was approximately $309,000 and $579,000, respectively.

Letters of Credit — At September 30, 2014, the Company was contingently liable for a standby letter of credit issued by a commercial bank for $50,000, for security on a lease. The Company has approximately $50,000 in a restricted cash account that is held as cash collateral for the letter of credit.

Litigation  — The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Currently, the Company is not a defendant in any lawsuits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014.

Overview

We are a commercial stage, molecular diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. Our mission is to develop, validate and deliver innovative diagnostic services that enable better patient-care decisions.

We were founded in January 2010 and in April 2010 became the exclusive licensee in our licensed field to the renowned research on multiple myeloma (“MM”) performed at the University of Arkansas for Medical Sciences (“UAMS”). Our flagship service offering is the Myeloma Prognostic Risk Signature (“MyPRS®”) test. The MyPRS® test is a microarray-based gene expression profile (“GEP”) assay that tests for the presence of specific groups of genes that can predict low or high level risk of early relapse in patients suffering from MM. The information provided by the MyPRS® test aids physicians in selecting the optimal treatment regime for each patient’s unique MM condition.  To our knowledge, we are the only company marketing a GEP test for assessing the status of MM in the United States.

Our growth strategy includes the following key elements:

•	Expand the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our sales force, which was increased from one to three employees as of November 2014.

•	Broaden the base of health-care insurance companies that have approved reimbursements for MyPRS®.

•	Expand the diagnostic indications for MyPRS® to include asymptomatic monoclonal gammopathies (“AMG”), the precursor condition to MM.

•	Establish partnerships with other reference laboratories to expand the market reach for MyPRS®.

•	Pursue collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease.

•	Expand our information technology infrastructure to further improve our customer service experience.

•	Continue to leverage our relationship with UAMS via our exclusive license agreement.

•	Expand our test offering with additional tests used by physicians who care for MM patients.

•	Pursue additional collaborations and in-licensing to expand our service offering.

•	Continue to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

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

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield. In order to broaden our coverage policy approval to include a majority of the major health care insurance providers in the United States, we plan to hire experienced managed care professionals who can assist us with negotiating contractual agreements with third-party payors.

Other challenges to our growth strategy include: (1) the acceptance of our tests by the oncology community (i.e., if medical oncologists do not adopt the use of MyPRS® to evaluate the risk of developing MM in patients with AMG, our growth strategy could be adversely affected); (2) if other tests that more accurately predict the severity of MM, the risk of progression of AMG to MM or the likelihood of response to therapy, are developed, physicians could stop ordering MyPRS®, adversely affecting our ability to generate revenue; and (3) payors, including our currently contracted payors, could reduce payment for MyPRS®.

Recent Events

On September 19, 2014, we extended our exclusive laboratory services agreements with UAMS and will continue to be the exclusive provider of gene expression based clinical and research genetic testing services for UAMS through September 19, 2017. The agreements serve to renew and extend the current exclusive laboratory services agreements dated March 11, 2011.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenue

Net revenue was $1,300,990, net of an unfavorable change in estimate of $134,289 recorded in the current period as an adjustment to prior year revenues, for the three months ended September 30, 2014, an increase of $317,401, or 32%, compared to $983,589 for the same period in 2013. The increase in net revenue was due to a combination of the following factors:

•
A $213,787 increase in net revenue sourced either from or through our major customer, UAMS. There was a 20% increase in UAMS tests performed during the three months ended September 30, 2014 as compared to the same period in 2013 (1,042 tests performed in 2014 versus 868 tests performed in 2013), and the average sales price per test increased by $111, or 11%, primarily due to the mix in the type of testing being performed (research versus clinical).  The increase was offset by a change in estimate of $72,131 recorded in the current period for prior year revenues.

•
A $103,614 increase in net revenue sourced from non-UAMS customers. Despite a 100% decrease in net revenue from pharmaceutical companies due to the completion of a clinical study in 2013 ($28,720 decrease), net revenue from other hospitals outside of UAMS increased by 128% (a $132,334 increase). The increase in net revenues resulted from a 76% increase in the number of tests performed during the three months ended September 30, 2014 as compared to the same period in 2013 (148 tests performed in 2014 versus 84 tests performed in 2013).  The increase was offset by a change in estimate of $62,158 recorded in the current period for prior year revenues.

Cost of revenue

Cost of revenue was $871,522 (67% of revenues) for the three months ended September 30, 2014, an increase of $158,322, or 22%, compared to $713,200 (73% of revenues) for the same period in 2013. The increase was primarily attributable to: (1) $147,000 in increased personnel costs primarily related to a one-time bonus paid to a key operations employee in July 2014 and costs associated with an accrued incentive plan; and (2) $38,000 in increased material and supply costs due to an increase in the usage of certain materials to support the increase in tests performed offset by (3) a $39,000 decrease in IT-related consulting costs incurred in the prior period that were not necessary in 2014.

Selling and marketing expenses

Selling and marketing expenses were $178,816 for the three months ended September 30, 2014, an increase of $78,875, or 79%, compared to $99,941 for the same period in 2013. The increase in selling and marketing expenses was primarily attributable to an increase in personnel and other operating expenses related to establishing a marketing and commercial strategy and business development functions for the Company.  We plan to further expand our sales force and marketing expenditures in the future.

General and administrative expenses

General and administrative expenses were $1,103,762 for the three months ended September 30, 2014, an increase of $668,259, or 153%, compared to $435,503 for the same period in 2013.  The increase was primarily attributable to: (1) $239,000 in personnel costs and recruiting fees related to the hiring of our Chief Financial Officer, Controller and administrative staff in August and September of 2014; (2) $270,000 in legal, accounting, insurance and other expenses related to our becoming a publicly-traded company and (3) $144,000 of bad debt expense related to our establishing an allowance for doubtful accounts.

Stock Compensation

Stock compensation expense was $703,725 for the three months ended September 30, 2014, compared to no expense for the same period in 2013. Stock compensation expense in 2014 related to the RSUs and stock options that were granted to certain individuals in connection with the IPO as well as to new employees and members of the board of directors.

Research and development expenses

Research and development expenses were $76,214 for the three months ended September 30, 2014, an increase of $29,610, or 64%, compared to $46,604 for the same period in 2013. The primary reason for the increase in research and development expenses was due to our increased usage of materials and supplies for research projects.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

Interest expense

Interest expense was $4,154 for the three months ended September 30, 2014, compared to $567,976 for the same period in 2013. The decrease was primarily due to the Debt Conversion which occurred on June 17, 2014.

Net loss attributable to stockholders

For the foregoing reasons, we had a net loss attributable to stockholders of Signal Genetics, Inc. of $(1,637,203) for the three months ended September 30, 2014, compared to a net loss attributable to stockholders of Signal Genetics, Inc. of $(939,635) for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue

Net revenue was $3,665,484, net of an unfavorable change in estimate of $144,065 recorded in the current period as an adjustment to prior year revenues, for the nine months ended September 30, 2014, an increase of $439,603, or 14%, compared to $3,225,881 for the same period in 2013. The increase in net revenue was due to a combination of the following factors:

•
A $257,909 increase in net revenue sourced either from or through our major customer, UAMS. Despite a 1% decrease in UAMS tests performed during the nine months ended September 30, 2014 as compared to the same period in 2013 (2,682 tests performed in 2014 versus 2,714 tests performed in 2013), the average sales price per test increased by $137, or 14%, primarily due to the mix in the type of testing being performed (research versus clinical).   The increase was offset by a change in estimate of $76,374 recorded in the current period for prior year revenues.

•
A $181,694 increase in net revenue sourced from non-UAMS customers. Despite a 66% decrease in net revenue from pharmaceutical companies due to the completion of a clinical study in 2013 ($66,545 decrease), net revenue from other hospitals outside of UAMS increased by 62% (a $248,239 increase). The increase in net revenues resulted from a 44% increase in the number of tests performed during the nine months ended September 30, 2014 as compared to the same period in 2013 (387 tests performed in 2014 versus 268 tests performed in 2013) despite the fact that we performed 27 fewer tests for pharmaceutical companies due to the completion of the clinical study in 2013.  Additionally, we experienced an increase in average sales price per test of $67, or 4%. The increase was offset by a change in estimate of $67,691 recorded in the current period for prior year revenues.

Cost of revenue

Cost of revenue was $2,333,216 (64% of revenues) for the nine months ended September 30, 2014, an increase of $222,893, or 11%, compared to $2,110,323 (65% of revenues) for the same period in 2013. The increase was primarily attributable to: (1) $88,000 in increased personnel costs primarily related to a one-time bonus paid to a key operations employee in July 2014 and costs associated with an accrued incentive plan offset by a decrease in other personnel costs and (2) $158,000 in increased material and supply costs due to increases in costs from our suppliers and increases in the usage of certain materials to support the increased number of tests performed offset by (3) a $40,000 decrease in IT-related consulting costs.

Selling and marketing expenses

Selling and marketing expenses were $325,639 for the nine months ended September 30, 2014, an increase of $72,545, or 29%, compared to $253,094 for the same period in 2013. The increase in selling and marketing expenses was primarily attributable to an increase in personnel and other operating expenses related to establishing a marketing and commercial strategy and business development functions for the Company.  We plan to further expand our sales force and marketing expenditures in the future.

General and administrative expenses

General and administrative expenses were $1,891,006 for the nine months ended September 30, 2014, an increase of $759,541, or 67%, compared to $1,131,555 for the same period in 2013.  The increase was primarily attributable to: (1) $241,000 in personnel costs and recruiting fees related to the hiring of our Chief Financial Officer, Controller and administrative staff in August and September of 2014; (2) $270,000 of legal, accounting, insurance and other expenses related to our becoming a publicly-traded company; (3) $144,000 of bad debt expense related to our establishing an allowance for doubtful accounts; and (4) $85,000 in management consulting services.

Stock Compensation

Stock compensation expense was $3,578,465 for the nine months ended September 30, 2014, compared to no expense for the same period in 2013. Stock compensation expense in 2014 related to the RSUs and stock options that were granted to certain individuals in connection with the IPO as well as to new employees and members of the board of directors and, in particular, the portion of certain RSUs that were immediately vested in the IPO.

Research and development expenses

Research and development expenses were $148,288 for the nine months ended September 30, 2014, a decrease of $33,905, or 19%, compared to $182,193 for the same period in 2013. The primary reason for the decrease was our abandonment of certain research projects that were deemed to not be viable.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

Interest expense

Interest expense was $1,020,801 for the nine months ended September 30, 2014, compared to $1,505,198 for the same period in 2013. The decrease was primarily attributable to the Debt Conversion that occurred on June 17, 2014.  We expect that interest expense going forward will decrease significantly.

Net loss attributable to stockholders

For the foregoing reasons, we had a net loss attributable to stockholders of Signal Genetics, Inc. of $(5,631,931) for the nine months ended September 30, 2014, compared to a net loss attributable to stockholders of Signal Genetics, Inc. of $(2,196,482) for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had cash of $6,388,358 at September 30, 2014 compared to $209,348 at December 31, 2013, and total current liabilities of $1,995,078 at September 30, 2014 compared to $27,300,316 at December 31, 2013. As of September 30, 2014, we had working capital of approximately $6,660,000.

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

At September 30, 2014, following the Debt Conversion, the Corporate Conversion and the IPO, the Company had positive working capital and stockholders’ equity.  Although we are forecasting continued losses and negative cash flows as we continue to fund our selling and marketing activities and research and development programs, we believe that we have enough cash on hand to support operations for at least a year.  Going forward, as we continue our selling and marketing activities and research and development programs, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Operating activities

The following table sets forth our net cash used in operations for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Net loss	$(5,631,931)	$(1,956,482)
Non-cash adjustments	4,882,826	1,596,035
Changes in operating assets and liabilities	(467,145)	(305,925)
Net cash used in operating activities of discontinued operations	-	(143,875)
Net cash used in operations	$(1,216,250)	$(810,247)

We used $1,216,250 of net cash in operating activities in the nine months ended September 30, 2014. Non-cash adjustments primarily reflect stock compensation expense of $3,578,465 and non-cash accrued interest on the note to the related party of $1,007,733. Changes in operating assets and liabilities primarily reflect a decrease in inventory of $124,577 and an increase in accounts payable and accrued expenses of $404,360, offset by an increase in accounts receivable of $700,480 and a decrease in lease termination/abandonment payable of $305,069. The decrease in inventory was primarily due to the timing of the receipt of supplies.  The increase in accounts payable and accrued expenses was primarily due to increased operating expenses incurred during the period.  The increase in accounts receivable was primarily due to increased revenues in 2014 from our non-contracted customers, who have historically taken longer to pay, as well as the timing of collections from our direct-billed customers. Our days sales outstanding (“DSO”) for the nine months ended September 30, 2014 also increased to 93 days from 89 days for the year ended December 31, 2013, due to the increased revenues from non-contracted customers, which have historically taken longer to pay. We do not know if collections will remain at these levels. Moreover, future collections may depend upon our ability to obtain in-network contracts with additional insurance providers. The decrease in the lease termination/abandonment payable was due to payments made on the now terminated lease.

We used $810,247 of net cash in operating activities in the nine months ended September 30, 2013. Non-cash adjustments primarily reflect non-cash accrued interest on the note to the related party of $1,484,149. Changes in operating assets and liabilities primarily reflect decreases in accounts receivable of $270,273 offset by decreases in accounts payable and other accrued expenses and the lease termination/abandonment payable of $270,249 and $238,394, respectively. The primary reason for the decrease in accounts receivable was due to an improvement in our internal billing processes and the collection rate from third party providers.  Our DSO for the nine months ended September 30, 2013 was 90 days.  The decreases in accounts payable and other accrued expenses were primarily due to payments and reductions in fees for legal and consulting services.  The decrease in the lease termination/abandonment payable was due to payments made on the now terminated lease.  The net cash used in operating activities of discontinued operations was primarily due to payments made for remaining liabilities of one of our subsidiaries.

Investing activities

We had $12,616 of net cash used in investing activities in the nine months ended September 30, 2014 due primarily to purchases of property and equipment as well as in the additional cost associated with the security deposit for our new California lease.

We had $8,327 of net cash provided by investing activities in the nine months ended September 30, 2013 due primarily to decreases in security deposits.

Financing activities

We generated $7,407,876 of net cash from financing activities during the nine months ended September 30, 2014, primarily due to proceeds of $8,500,000 received from the IPO and $795,000 received from our note payable to the related party, offset by $1,855,675 paid for deferred issuance costs.

We generated $915,640 of net cash from financing activities during the nine months ended September 30, 2013, primarily due to the net proceeds of $1,355,526 on our note payable to the related party, offset by $240,000 paid in distributions and $154,033 paid for deferred issuance costs.

Description of Indebtedness

Prior to the IPO, we historically borrowed money from our majority stockholder and various entities owned by him to support our operations.  The majority of these borrowed amounts were converted into equity as part of the Debt Conversion, which occurred prior to the Corporate Conversion.  As of September 30, 2014, the aggregate amount payable to the related party was $1,045,000, which amount is non-interest bearing and due on demand.

In addition, we acquired certain property and equipment through the issuance of a note payable totaling approximately $182,000 of which the balance at September 30, 2014 was approximately $11,000. The note was payable in thirty-six monthly installments of $5,320 and the final payment was made in October 2014.   The effective interest rate of the note was 3.4%. The related equipment is collateral for the note.

Related Party Transactions

See Note 5 to our Unaudited Consolidated Financial Statements for a description of our note payable to the related party.

Off-Balance Sheet Arrangements

As of each of September 30, 2014 and December 31, 2013, we were contingently liable for a standby letter of credit for $50,000 issued as a security deposit on a lease. We have approximately $50,000 of cash in a restricted account that is held as collateral for this letter of credit. Otherwise, we have no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2014 and December 31, 2013, other than our office and laboratory leases, employment agreements with key executive officers, a license agreement with UAMS and a services agreement with a third party to assist with collections from customers, we had no material commitments other than the liabilities reflected in our consolidated financial statements.

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

Revenue Recognition

We recognize revenue from testing services in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 605, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company records revenues when confirmed tests results are delivered to the ordering physicians which are evidence that the services have been performed. Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. The Company reports revenues from Medicare, contracted insurance companies and directly billed customers based on the contractual rate. The contractual rate is based on established, agreed upon rates between the Company and the respective payor and is the price invoiced by the Company. The Company reports revenues from non-contracted payors based on the amount expected to be collected which is based on the historical collection experience of each payor or payor group, as appropriate. The difference between the amount billed and the amount estimated to be collected from non-contracted payors is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. We do not record revenue from individuals for billings, deductibles or co-pays until cash is collected as collectability is not assured at the time services are provided.  Therefore there are no accounts receivable from self-payors.  Gross revenues from individuals have been immaterial.

Our estimates of net revenue from non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third-party payor. We regularly review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. During the year ended December 31, 2012, we did not make any adjustments to our original revenue estimates for 2011, our first year of operations. During the year ended December 31, 2013 we recorded a change in estimate related to non-contracted revenues recorded during 2012 of $57,000, which caused a decrease in overall net revenues in 2013. This represented 6% of the total non-contracted revenues for 2012 and 1% of our total net revenues for 2012. During the nine months ended September 30, 2014 we recorded a change in estimate related to non-contracted revenues recorded during 2012 and 2013 of $65,000 and $79,000, respectively.  This represented 7% of the total non-contracted revenues for 2012 and 14% of the total non-contracted revenues for 2013.  If we have a similar cumulative percentage reduction in this range of 13%-14% in our estimated amount to be collected from non-contracted payors on the uncollected accounts receivable from non-contracted payors at September 30, 2014 of $611,000, this could result in a $79,000 - $85,000 change in our financial position and results of operations.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on the aging of the accounts receivable and our historical collection experience for each type of payor. We have not recognized any bad debts from any of our contracted customers or non-contracted insurance companies.  However during the three months ended September 30, 2014, the Company determined that approximately $78,000 of payments were sent directly to patients, in error, and identified approximately $66,000 of older Medicare claims that may be past the due date requirements.  Although the Company will attempt to recover these funds, an allowance for doubtful accounts of approximately $144,000 was set up at September 30, 2014 due to the uncertainty of these collections.  There was no allowance for doubtful accounts recorded as of December 31, 2013.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balance at September 30, 2014 and December 31, 2013. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	September 30, 2014
	0-30 Days	31-60 Days	61-90 Days	Over 90	Total
Medicare	$34,530	$47,579	$27,916	$164,825	$274,850
Contracted insurance companies	10,000	16,000	10,921	104,036	140,957
Direct bill	300,927	331,832	-	-	632,759
Non-contracted insurance companies	134,300	114,945	122,930	1,890,277	2,262,452
Individual reimbursements	-	-	-	77,903	77,903
	479,757	510,356	161,767	2,237,041	3,388,921
Less: Contractual allowances	84,543	71,232	80,053	1,458,603	1,694,431
Less: Allowance for doubtful accounts	-	-	-	144,492	144,492
Accounts receivable, net	$395,214	$439,124	$81,714	$633,946	$1,549,998

	December 31, 2013
	0-30 Days	31-60 Days	61-90 Days	Over 90	Total
Medicare	$20,602	$41,204	$19,799	$86,876	$168,481
Contracted insurance companies	20,000	10,000	14,000	54,352	98,352
Direct bill	185,064	13,220	19,570	-	217,854
Non-contracted insurance companies	67,150	114,550	126,400	1,245,367	1,553,467
	292,816	178,974	179,769	1,386,595	2,038,154
Less: Contractual allowances	35,952	70,426	73,886	863,880	1,044,144
Accounts receivable, net	$256,864	$108,548	$105,883	$522,715	$994,010

The days sales outstanding for the nine months ended September 30, 2014 and the year ended December 31, 2013 was 93 and 89 days, respectively. The increase in the number of days is primarily due to increased revenues from our non-contracted insurance companies, which have historically taken longer to pay. The increase in the aging of our non-contracted insurance companies is also the result of inefficiencies we discovered in 2013 in our communication processes with third-party payors, which related to revenues from non-contracted insurance companies during 2012 and early 2013. Once discovered, we corrected these inefficiencies and delivered a large quantity of requested documents to our third-party payors, which we believe will enable us to collect significant portions of these revenues. In addition, now that these processes have been improved, we do not anticipate this type of delay in our future collections from third-party payors.  Revenues from non-contracted insurance companies represented 15% and 13% of our total revenues during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  Since these customers are slower to pay, our accounts receivable over 90 days will increase if revenues from these customers continues to increase.

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

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to the consolidated financial statements included herein, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

To remediate this material weakness, in August of 2014, we hired a Chief Financial Officer and a Controller, each with public company financial reporting experience who are helping us to build our financial management and reporting infrastructure, and to develop and document our accounting policies and financial reporting procedures. Our internal staff maintained our books and records and prepared the unaudited financial statements included in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q. However, we believe the changes we made to our processes during the period covered by this Quarterly Report serve to strengthen our internal controls over our financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors, as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Use of Proceeds

As noted above, on June 23, 2014, we completed our IPO pursuant to which we offered and sold 850,000 shares of our common stock at a public offering price of $10.00 per share (for an aggregate offering price of $8,500,000), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-194668) which was declared effective by the SEC on June 17, 2014. After deducting underwriting discounts and commissions of approximately $595,000, and other offering expenses payable by us of approximately $1,761,000, the Company received approximately $6,144,000 in net proceeds. Aegis Capital Corp. acted as the sole book-running manager for the offering

From the closing date of our IPO through September 30, 2014, we used approximately $985,000 to fund our cash losses from operations. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 19, 2014 pursuant to Rule 424(b). Pending the uses described, we have invested the remaining net proceeds in our operating cash account.

Item 6. Exhibits.

Exh. No.	Exhibit Name
10.1	Office Building Lease by and between OT9 OWNER, LLC and Signal Genetics, Inc., dated August 18, 2014.
10.2†
Reference Laboratory Services Agreement, dated as of September 20, 2014, by and between Signal Genetics, Inc. and The Board of Trustees of the University of Arkansas acting for and on behalf of the University of Arkansas for Medical Sciences.

10.3†
Reference Laboratory Services Agreement for Research Specimens, dated as of September 20, 2014, by and between  The Board of Trustees of the University of Arkansas acting for and on behalf of the University of Arkansas for Medical Sciences.

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

†   Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

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

November 14, 2014	SIGNAL GENETICS, INC.
	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli President and Chief Executive Officer