Form 10-Q/A
period 2014-09-30
SIGNAL GENETICS, INC.
filed 2014-12-23
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number: 001-36483

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

Explanatory Note

Signal Genetics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”)  to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2014 for the quarterly period ended September 30, 2014 (the “Original Report”) solely to refile Exhibits 10.2 and 10.3 (the “Exhibits”) to the Original Report in response to comments received from the Commission regarding a confidential treatment request submitted to the Commission with respect to the Exhibits. The Exhibits have been revised to include a legend related to the omitted confidential information, as required by the rules of the Commission.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Report.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exh. No.	Exhibit Name
10.1**	Office Building Lease by and between OT9 OWNER, LLC and Signal Genetics, Inc., dated August 18, 2014.
10.2*†
Reference Laboratory Services Agreement, dated as of September 20, 2014, by and between Signal Genetics, Inc. and The Board of Trustees of the University of Arkansas acting for and on behalf of the University of Arkansas for Medical Sciences.

10.3*†
Reference Laboratory Services Agreement for Research Specimens, dated as of September 20, 2014, by and between  The Board of Trustees of the University of Arkansas acting for and on behalf of the University of Arkansas for Medical Sciences.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32**+	Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Previously filed on November 14, 2014 as an exhibit to Signal Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period  ended September 30, 2014.

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

December 23, 2014	SIGNAL GENETICS, INC.
	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli President and Chief Executive Officer