Form 10-Q
period 2015-03-31
SIGNAL GENETICS, INC.
filed 2015-05-15
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes        ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2015, there were 7,757,904 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

 You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 27, 2015.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New risk factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

SIGNAL GENETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$13,268	$5,119
Accounts receivable, net	598	1,088
Inventory	330	179
Prepaid expenses and other current assets	295	399
Total current assets	14,491	6,785
Property and equipment, net	1,213	1,214
Deferred offering costs	—	47
Security deposits	43	43
Total assets	$15,747	$8,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384	$255
Accrued liabilities	803	361
Note payable – related party	1,058	—
Amounts due to related party	—	1,045
Lease termination/abandonment payable - current portion	156	248
Other current liabilities	94	80
Total current liabilities	2,495	1,989
Other noncurrent liabilities	103	109
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 or December 31, 2014	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,504,990 and 3,782,629 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	75	38
Additional paid in capital	22,348	12,593
Accumulated deficit	(9,274)	(6,640)
Total stockholders’ equity	13,149	5,991
Total liabilities and stockholders’ equity	$15,747	$8,089

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net revenue	$645	$1,091
Operating expenses:
Cost of revenue	760	731
Research and development	100	35
Selling and marketing	434	66
General and administrative	1,963	426
Total operating expenses	3,257	1,258
Loss from operations	(2,612)	(167)
Interest expense	(22)	(539)
Net loss attributable to stockholders of Signal Genetics, Inc.	$(2,634)
Net loss attributable to members of Signal Genetics LLC		$(706)
Net loss per common share, basic and diluted	$(0.45)	$(3.53)
Weighted-average number of shares outstanding, basic and diluted	5,793,082	200,000

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,634)	$(706)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	708	—
Depreciation and amortization	45	36
Noncash interest on note payable – related party	20	532
Changes in operating assets and liabilities:
Accounts receivable	490	(180)
Inventory	(151)	232
Prepaid expenses and other current assets	104	311
Accounts payable and other current liabilities	401	9
Lease termination/abandonment payable	(92)	(149)
Net cash provided by (used in) operating activities	(1,109)	85
INVESTING ACTIVITIES
Purchases of property and equipment	(44)	—
Net cash used in investing activities	(44)	—
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	9,346	(274)
Proceeds from issuance of note payable/amounts due to related party	—	100
Shares repurchased to satisfy tax withholding obligation for restricted stock award	(27)	—
Repayment of capital lease obligation and note payable	(17)	(15)
Net cash provided by (used in) financing activities	9,302	(189)
Net increase (decrease) in cash	8,149	(104)
Cash, beginning of period	5,119	209
Cash, end of period	$13,268	$105

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Signal Genetics, Inc. (the “Company”) is a commercial stage, molecular genetic diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. In 2010, the Company became the exclusive licensee to the intellectual property stemming from the renowned research on multiple myeloma (“MM”), performed at the University of Arkansas for Medical Sciences (“UAMS”). Myeloma Prognostic Risk Signature (“MyPRS®”) is based upon 30 years of clinical research on over 10,000 MM patients who received their care at UAMS. The Company currently generates revenues from the performance of its MyPRS® diagnostic tests, which was launched in April 2011.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Prior to its IPO, all financial support had been provided by the Company’s majority member. As of March 31, 2015, however, following the 2015 Offering, the Debt Conversion, the Corporate Conversion and the IPO, each as defined below, the Company has positive working capital and stockholders’ equity. Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities, and research and development programs, the Company believes that it has enough cash on hand to support operations for at least the next year. Going forward, as the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

Public Offering of Common Stock

On February 20, 2015, the Company completed a public offering (the “2015 Offering”) of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.9 million, which is net of $1.1 million in underwriter commissions and offering expenses. On February 26, 2015, the underwriters exercised their overallotment option for 482,142 additional shares of the Company’s common stock, for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions.

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

 On June 23, 2014, the Company completed an initial public offering (the “IPO”) of 850,000 shares of its common stock, at $10.00 per share, for net cash proceeds of $6.1 million, which is net of $2.4 million in underwriter commissions and offering expenses. The net contribution to additional paid-in capital was $5.8 million after deducting the noncash fair values of warrants and option for overallotment shares issued in connection with the IPO.

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

Cash

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash is currently comprised only of cash on hand and deposits in banks. At March 31, 2015 and December 31, 2014, the Company had $50,000 in a restricted money market account that was held as cash collateral against an outstanding letter of credit for security on a lease.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each type of payor. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

 During the three months ended March 31, 2015 and 2014, the Company recognized $24,000 and $0 in bad debt expense, respectively. At March 31, 2015 and December 31, 2014, the allowances for doubtful accounts were $20,000 and $0, respectively.

Inventory

Inventory, which consists entirely of raw materials, and includes laboratory materials and supplies, is valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.

Deferred Offering Costs

During the year ended December 31, 2014, the Company incurred $47,000 in direct costs related to its anticipated public offering of common stock. These costs were deferred and recorded as a long-term asset at December 31, 2014 and reclassified as a reduction to additional paid-in capital upon completion of the 2015 Offering.

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

 Revenues are recorded on an accrual basis when the contractual obligations are completed as tests are processed through the Company’s laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. Revenues from Medicare, contracted insurance companies and directly billed customers are reported based on the contractual rate. The difference between the amounts billed and the contractual rates from Medicare and contracted insurance companies are recorded as contractual allowances at the same time the revenue is recognized, to arrive at reported net revenue. The contractual rate is based on established agreed upon rates between the Company and the respective payor. Directly billed customers are invoiced the contractual rate by the Company. Revenues from non-contracted insurance companies are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate, and anticipated effects of changes in the healthcare industry, if any. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. The Company does not record revenue from individuals for billings until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors. Gross revenues from individuals have been immaterial to date.

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three months ended March 31, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $30,000.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross revenues	$1,317	$1,484
Less: contractual allowances	(672)	(393)
Net revenue	$645	$1,091

Contractual allowances recorded during the three months ended March 31, 2015 and 2014 represented 51% and 26% of gross revenues, respectively. The increase in the contractual allowances is due to changes in our estimates of net revenue for non-contracted payors based on the contractual status and payment policies of the payors, and anticipated changes in the healthcare industry.

Stock-Based Compensation

Compensation expense for all stock-based payments made to employees, directors, and consultants are measured and recognized based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options and restricted stock units. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”), option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates. The fair value of stock options granted to employees is estimated at the date of grant, while the fair value of stock options granted to non-employees is estimated at the date of grant using the BSM pricing model and remeasured at each subsequent reporting date to fair value until performance is complete, with changes in fair value recognized as expense in the statement of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist principally of cash, restricted cash, accounts receivable and accounts payable

The carrying amounts of financial instruments such as accounts receivable and accounts payable approximate their relative fair values due to the short-term maturities of these instruments.

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

Common stock equivalents that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

March 31, 2015
Unvested restricted stock units	527,934
Options to purchase common stock	180,000
Warrants to purchase common stock	203,214
Total	911,148

Concentration of Credit Risk, Major Customers and Suppliers

Cash is maintained at two financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

During the three months ended March 31, 2015 and 2014, the Company had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 77% and 79% of net revenue during the three months ended March 31, 2015 and 2014, respectively. Accounts receivable sourced either from or through UAMS at March 31, 2015 and December 31, 2014 accounted for 58% and 63% of total accounts receivable outstanding, respectively.

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

Reclassifications

Reclassifications of certain operating expenses in the consolidated statement of operations have been made as of and during the three months ended March 31, 2014 to conform to the 2015 presentation.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis. This standard simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. This standard becomes effective for the Company’s first quarter beginning January 1, 2017 with early adoption permitted. Upon adoption, the Company may elect prospective or retrospective application. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for the Company’s annual reporting period beginning January 1, 2019, including interim periods within that reporting period; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued. When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, this standard also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt. This standard becomes effective for the Company’s annual reporting period ending December 31, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Laboratory and computer equipment	$1,745	$1,711
Furniture and fixtures	62	52
Leasehold improvements	6	6
	1,813	1,769
Less: accumulated depreciation and amortization	(600)	(555)
Total property and equipment, net	$1,213	$1,214

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at March 31, 2015 and December 31, 2014.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Accrued compensation and related expenses	$483	$257
Accrued offering costs	225	42
Other	95	62
Total accrued expenses	$803	$361

4.	Note Payable – Related Party, Amount Due Related Party and Capital Lease Obligations

Note Payable — Related Party and Amounts Due to Related Party

On March 6, 2015, the amounts due to related party aggregating $1,045,000 were converted into an unsecured note payable – related party bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note has been deferred and is amortized to interest expense over the initial term of the note to June 30, 2015. The note balance at March 31, 2015 was $1,058,000, which is net of $47,000 in the remaining unamortized discount. Interest expense related to this note during the three months ended March 31, 2015 was $19,000, and is included in the note payable-related party balance reporting in the consolidated balance sheet at March 31, 2015.

During the three months ended March 31, 2014, the Company’s then majority member, through various entities controlled by such member, loaned a net amount of $100,000, to the Company to support its operations. The average amount of borrowings under this note, which bore interest at 8% compounded quarterly and was due on demand, during the three months ended March 31, 2014, was $26.9 million. This note was subsequently converted into equity in June 2014. Interest expense related to this note during the three months ended March 31, 2014 was $532,000.

Capital Lease Obligation

In December 2014, the Company entered into a new two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligation at March 31, 2015 and December 31, 2014 aggregated $148,000 and $164,000, which is net of $7,000 and $8,000 in unamortized discounts, respectively. Future maturities of this obligation at March 31, 2015 are $65,000 during the remainder of 2015 and $86,000 and $4,000 during 2016 and 2017, respectively.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the three months ended March 31, 2015 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2014	3,782,629	$5,991
Public offering of common shares, net of costs to issue	3,696,427	8,781
Fair value of warrants and option to underwriters for overallotment shares issued in connection with public stock offering	—	330
Stock-based compensation	—	708
Shares issued under employee stock incentive plan, net of shares withheld to satisfy tax withholding obligations	25,934	(27)
Net loss	—	(2,634)
Balance, March 31, 2015	7,504,990	$13,149

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 7,504,990 shares were issued and outstanding at March 31, 2015. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2015 is as follows:

Issued and Outstanding:
Restricted stock units	903,704
Stock options	180,000
Warrants	203,214
Shares reserved for future award grants	135,761
Total	1,422,679

Public Offering of Common Stock

On February 20, 2015, the Company completed a public offering of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.9 million, which is net of $1.1 million in underwriter commissions and offering expenses. In connection with the offering, the Company granted a 45-day option to the underwriter to purchase up to 482,142 shares of common stock to cover overallotments, with an aggregate grant date fair value of $132,000. On February 26, 2015, the underwriters exercised the overallotment option for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions. In connection with this offering, as a portion of the underwriting compensation payable to the underwriters, the Company issued warrants to purchase 160,713 shares of its common stock to the representative of the underwriters with an aggregate grant date fair value of $198,000. The warrants are exercisable at any time from February 2016 through February 2020 at an exercise price of $3.50 per share. The aggregate fair values of the warrants and overallotment option issued were recorded as an increase to additional paid-in capital with an offset to the proceeds from the offering. The net contribution to additional paid-in capital was $8.8 million after deducting the noncash fair values of warrants and overallotment option issued in connection with the offering.

The estimated fair values of the warrants and overallotment option were determined on their respective measurement dates using the BSM option valuation model with the following assumptions:

	Warrants	Overallotment Option
Fair value of underlying common stock	$2.57	$2.62
Exercise price	$3.50	$2.60
Risk-free interest rate	1.61%	0.02%
Volatility	65.5%	73.0%
Dividend Yield	0%	0%
Contractual term (in years)	5.0	0.12
Weighted-average measurement date fair value per share	$1.23	$0.27

6.	Stock Compensation Plan

The Company’s 2014 Stock Incentive Plan (the “Plan”) provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. At March 31, 2015, awards for up to 1,219,465 shares of common stock may be issued under the Plan, of which 1,083,704 shares are reserved for issuance upon the exercise of outstanding options and vesting of outstanding restricted stock units, and 135,761 shares are available for future grants.

Restricted Stock Units (“RSUs”)

All of the Company’s outstanding RSU agreements provide for the settlement of the vested RSUs in shares of the Company’s common stock equal to the number of vested RSUs or an amount in cash equal to the product of the fair market value of the common stock on the respective payment date and the number of vested RSUs, or some combination of common shares and cash as determined by the plan administrator as of each settlement date.

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. A summary of the activity related to RSUs during the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2014	655,200	$9.20
Vested during the period	(127,266)	$10.00
Unvested at March 31, 2015	527,934	$9.01

The total fair value of RSUs that vested during the three months ended March 31, 2015 was $322,000. As permitted under the Plan, the Company repurchased 10,455 shares with an aggregate value of $27,000 during the three months ended March 31, 2015 to satisfy tax withholding obligations for an employee in connection with the vesting of restricted stock units previously granted to him.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards during the three months ended March 31, 2015 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	152,000	$4.53
Granted	29,000	$2.44
Forfeitures and cancellations	(1,000)	$5.60
Outstanding at March 31, 2015	180,000	$4.19	3.5	$—
Options exercisable at March 31, 2015	—	$—	—	$—
Options vested or expected to vest at March 31, 2015	173,879	$4.19	3.5	$—

Stock-Based Compensation Expense

Compensation expense for time-based RSUs is measured using the fair value of the Company’s common stock on the date of grant and recognized ratably over the vesting period.

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions for the option grants during the three months ended March 31, 2015:

Risk-free interest rate	1.34%	-	1.83%
Expected volatility	65.3%	-	67.8%
Weighted-average volatility		65.9%
Dividend yield		0%
Expected term (in years)		6.3
Weighted-average grant date fair value per share		$1.49

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

Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 1.9% was applied to options held by nonexecutives during the three months ended March 31, 2015.

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations during the three months ended March 31, 2015 is as follows:

(in thousands)
Cost of revenue	$22
Research and development	16
Selling and marketing	11
General and administrative	659
Total	$708

At March 31, 2015, there was $3.6 million of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. At March 31, 2015, there was $407,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015

Overview

We are a commercial stage, molecular genetic diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. Our mission is to develop, validate and deliver innovative diagnostic services that enable better patient-care decisions.

 We were founded in January 2010 and hold an exclusive license to the intellectual property stemming from the renowned research on MM performed at UAMS. Our flagship service offering is the MyPRS® test, which is a microarray-based Gene Expression Profiling (“GEP”) assay that tests for the presence of specific groups of genes that can predict low or high level risk of early relapse in patients suffering from MM. The information provided by our MyPRS® test aids physicians in selecting the optimal treatment regimen for each patient’s unique MM condition.

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

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield (“AR-BCBS”). In order to broaden our coverage policy approval to include a majority of the major health care insurance providers in the United States, our Vice President of Managed Care and Payor Relations is leading the effort to gain contractual agreements with third-party payors. MyPRS® has been studied extensively and there are more than 30 peer-reviewed scientific publications that describe the validity and utility of the test. MyPRS® is one of the most extensively validated genomic assays available today. Further, the MyPRS® assay has been validated on patient cohorts totaling over 4,500 patients, detailed in 17 peer-reviewed publications. Please visit our website at www.signalgenetics.com in the “Publications” section under the “Physician Resources” tab for a list of these publications. We intend to use these publications to create the clinical dossier that justifies reimbursement approval by the majority of health care payors.

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

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CLIA certified laboratory when test results are delivered to ordering physicians. During the first quarters of 2015 and 2014, we had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 77% and 79%, respectively, of our net revenue.

A significant portion of our revenues consist of payments or reimbursements received from various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. We report revenues from contracted payors and directly billed customers based on the contractual rate. Medicare reimburses MyPRS® based on the local coverage determination at approximately $1,900 per test and AR-BCBS reimburses MyPRS® based on the contractual rate of approximately $2,000 per test. Revenues from non-contracted payors are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate. Our estimates of net revenue are subject to change based on the contractual status and payment policies of third-party payors with whom we deal as well as anticipated changes in the healthcare industry and related legislation. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third-party payor

Cost of Revenue

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

Interest Expense

Interest expense primarily reflects interest on our notes payable - related party.

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

We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates:

•	Revenue Recognition
•	Accounts Receivable and Allowance for Doubtful Accounts
•	Stock-Based Compensation
•	Impairment of Long-Lived Assets
•	Accounting for Income Taxes

During the first quarter of 2015, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies.

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

Revenues are recorded on an accrual basis when the contractual obligations are completed as tests are processed through the Company’s laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. Revenues from Medicare, contracted insurance companies and directly billed customers are reported based on the contractual rate. The difference between the amounts billed and the contractual rates from Medicare and contracted insurance companies are recorded as contractual allowances at the same time the revenue is recognized, to arrive at reported net revenue. The contractual rate is based on established agreed upon rates between the Company and the respective payor. Directly billed customers are invoiced the contractual rate by the Company. Revenues from non-contracted insurance companies are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate and anticipated changes in the healthcare industry, if any. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. The Company does not record revenue from individuals for billings until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors. Gross revenues from individuals have been immaterial to date.

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly, including previously recorded revenues related to outstanding accounts receivable for such non-contracted payors. During the three months ended March 31, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $30,000. This represented 11.1% of the total non-contracted revenues for 2014. Although we regularly refine our estimates to reflect recent historical collection experience, if we have a similar cumulative percentage reduction of 11.1% in our estimated amount to be collected from non-contracted payors on the uncollected accounts receivable from non-contracted payors at March 31, 2015 of $296,000, this could result in a $33,000 unfavorable change in our financial position and results of operations.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable net of an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During the first quarters of 2015 and 2014, the Company recognized $24,000 and $0 in bad debt expense, respectively. At March 31, 2015 and December 31, 2014, the allowances for doubtful accounts were $20,000 and $0, respectively.

 The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balance at March 31, 2015 and December 31, 2014. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	March 31, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$63	$12	$4	$47	$126
Contracted insurance companies	4	—	18	37	59
Direct bill	206	21	—	—	227
Non-contracted insurance companies	110	188	177	1,017	1,492
Accounts receivable, gross	383	221	199	1,101	1,904
Less: contractual and doubtful account allowances	(144)	(187)	(173)	(802)	(1,306)
Accounts receivable, net	$239	$34	$26	$299	$598

	December 31, 2014
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$79	$44	$51	$82	$256
Contracted insurance companies	12	4	4	52	72
Direct bill	161	282	67	—	510
Non-contracted insurance companies	182	142	160	1,216	1,700
Accounts receivable, gross	434	472	282	1,350	2,538
Less: contractual allowances	(162)	(113)	(127)	(1,048)	(1,450)
Accounts receivable, net	$272	$359	$155	$302	$1,088

The days sales outstanding at March 31, 2015 remained relatively flat at 83 days when compared to December 31, 2014 at 84 days.

Results of Operations

First Quarter of 2015 Compared to First Quarter of 2014

Net Revenue

Net revenue was $645,000 during the first quarter of 2015, a decrease of $446,000, or 41%, compared to $1.1 million during the first quarter of 2014. Net revenue and tests billed during the first quarters of 2015 and 2014 were as follows:

	Three Months Ended March 31,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$420	$666	$(246)	(37)%	526	634	(108)	(17)%
Clinical patient revenue	79	196	(117)	(60)%	88	108	(20)	(19)%
Other US hospitals and direct billed customers	146	229	(83)	(36)%	163	125	38	30%
Total	$645	$1,091	$(446)	(41)%	777	867	(90)	(10)%

The revenue recognized and number of tests reported and billed under the UAMS research programs decreased during the first quarter of 2015 compared to 2014 primarily due to the decrease in funds available at UAMS for such programs. We expect continued downward pressure on revenue from the UAMS research programs for the remainder of 2015.

The number of tests we reported and billed for UAMS clinical patients decreased 19% during the first quarter of 2015 when compared to 2014 due to the normal fluctuation in patient census. The number of tests we billed for other U.S. hospitals and direct billed customers increased 30% during the first quarter of 2015 when compared to 2014 due to the expansion of our sales force from one to four employees. Included in the increase in other U.S. hospitals and direct billed customer tests reported is a 38% increase in tests sourced from other U.S. hospitals.

The net revenue recognized for UAMS clinical patients and other U.S. hospitals and direct billed customers during the first quarter of 2015 decreased 60% and 36%, respectively, from the net revenue recognized during the first quarter of 2014. The decrease is primarily attributable to: 1) the reduction in estimates used to calculate revenue for billings to non-contracted insurance payors in anticipation of the potential impact of the Affordable Care Act on utilization and review of our historical collection trends which includes non-contracted payors for whom we do not have collection experience, and; 2) approximately $30,000 of unfavorable prior year retroactive adjustments in excess of amounts previously estimated. Due to the expanding salesforce and the consequent increase in new hospital customers from additional regions of the U.S., we expect the number of new payors to continue to increase for the remainder of 2015 which may affect our collection trends used to estimate revenue for billings to non-contracted insurance payors.

Cost of Revenue

Cost of revenue was $760,000, or 118% of net revenues, during the first quarter of 2015, an increase of $29,000, or 4%, compared to $731,000, or 67% of net revenues, during the first quarter of 2014. The increase is primarily attributable to $44,000 in increased personnel costs, primarily related to accrued incentive plan and stock-based compensation expense, $10,000 in increased other laboratory related expenses, including depreciation expense, partially offset by a $25,000 decrease in material and supply costs due to a decrease in the total tests performed.

Research and Development Expenses

Research and development expenses were $100,000 during the first quarter of 2015, an increase of $65,000, or 186%, when compared to $35,000 during the first quarter of 2014.  The increase is due to $49,000 in our increased usage of labor, materials and supplies for research projects, and $16,000 in stock-based compensation expense.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

Selling and Marketing Expenses

Selling and marketing expenses were $434,000 during the first quarter of 2015, an increase of $368,000, or 558%, when compared to $66,000 during the first quarter of 2014. The increase is primarily attributed to a $292,000 increase in personnel costs related to expanding our sales and marketing staff, establishing our managed care, commercial and business development functions, a $40,000 increase in accrued incentive plan expense, an $11,000 increase in stock-based compensation expense, and a $25,000 increase in managed care consulting.

We plan to further expand our sales force and marketing expenditures in the future.

General and Administrative Expenses

General and administrative expenses were $2.0 million during the first quarter of 2015, an increase of $1.5 million, or 361%, when compared to $426,000 during the first quarter of 2014. The increase was primarily attributable to $659,000 in increased stock-based compensation expense, $328,000 in increased personnel costs related to hiring a chief financial officer and chief information officer and accounting, internal billing, IT and administrative staff, $333,000 of increased legal, accounting and insurance expenses related to our being a publicly-traded company, $154,000 in accrued incentive plan expenses, $24,000 of bad debt expense related to expensing uncollectible accounts receivable and establishing an allowance for doubtful accounts, and $40,000 in other increased IT and administrative costs related to our operations of our new headquarters in Carlsbad, California.

Interest Expense

Interest expense was $22,000 during the first quarter of 2015, compared to $539,000 during the first quarter of 2014. The decrease was primarily attributable to the Debt Conversion that occurred in June 2014.

Liquidity and Capital Resources

We had cash of $13.3 million at March 31, 2015 compared to $5.1 million at December 31, 2014. At March 31, 2015, we had working capital of $12.0 million.

On February 20, 2015, we completed a public offering of 3,214,285 shares of our common stock, at $2.80 per share, for total cash proceeds of $7.9 million, which is net of $1.1 million in underwriter commissions and estimated offering expenses. On February 26, 2015, the underwriters exercised their overallotment option for 482,142 additional shares of our common stock, for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions.

Prior to our initial public offering (“IPO”) in June of 2014, our principal sources of cash consisted primarily of borrowings on our note payable to a related party. We received total cash proceeds of $6.1 million from our IPO, which is net of $2.4 million in underwriter commissions and offering expenses. We expect that as our revenues grow, our operating expenses will grow and, as a result, we will need to generate significant additional net revenues to achieve profitability.

We have no material commitments for capital expenditures at this time.

Although we are forecasting continued losses and negative cash flows as we continue to fund our selling and marketing activities and research and development programs, we expect that we will have sufficient cash on hand to support operations for at least one year following the date of this report. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Operating activities

Cash used by operations during the first quarter of 2015 was $1.1 million, compared to a provision of cash of $85,000 during the first quarter of 2014. Our use of cash during the first quarter of 2015 was primarily a result of our higher net losses during the first quarter of 2015 when compared to 2014.

Investing activities

Net cash used by investing activities during the first quarter of 2015 of $44,000 was for the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources in investing activities for the remainder of 2015.

Financing activities

Net cash provided by financing activities during the first quarter of 2015 of $9.3 million consisted primarily of the net proceeds from our public offering of common stock in February 2015.

Net cash used in financing activities during the first quarter of 2014 was $189,000 and includes payments of $274,000 for deferred issuance costs partially offset by $100,000 in proceeds from our note payable-related party.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On June 23, 2014, we completed our IPO pursuant to which we offered and sold 850,000 shares of our common stock at a public offering price of $10.00 per share (for an aggregate offering price of $8,500,000), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-194668), which was declared effective by the Securities and Exchange Commission (“SEC”) on June 17, 2014. After deducting underwriting discounts and commissions of approximately $595,000, and other offering expenses payable by us of approximately $1,761,000, the Company received approximately $6,144,000 in net cash proceeds. Aegis Capital Corp. acted as the sole book-running manager for the offering.

 From the closing date of our IPO through March 31, 2015, we used $267,000 to purchase property and equipment, and $3.0 million to fund our cash losses from operations. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

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
10.1*
Letter Agreement, dated March 25, 2015, regarding Signal Genetics, Inc. Restricted Stock Unit Grant Agreement dated June 17, 2014, by and between Signal Genetics, Inc. and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (No. 001-36483) filed with the Securities and Exchange Commission on March 27, 2015).

10.2
Unsecured Demand Promissory Note by and between Signal Genetics, Inc. and Bennett LeBow, dated March 6, 2015 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (No. 001-36483) filed with the Securities and Exchange Commission on March 27, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32**	Section 1350 Certification.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
_____________________
*	Management contract or compensatory plans or arrangements.
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

Date: May 15, 2015	SIGNAL GENETICS, INC.

	By:	/S/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer