Form 10-Q
period 2015-06-30
SIGNAL GENETICS, INC.
filed 2015-08-14
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 7,868,096 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SIGNAL GENETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$10,448	$5,119
Accounts receivable, net	581	1,088
Inventory	536	179
Prepaid expenses and other current assets	294	399
Total current assets	11,859	6,785
Property and equipment, net	1,192	1,214
Deferred offering costs	-	47
Security deposits	43	43
Total assets	$13,094	$8,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$255
Accrued liabilities	477	361
Note payable – related party	1,105	-
Amounts due to related party	-	1,045
Lease termination/abandonment payable - current portion	63	248
Other current liabilities	98	80
Total current liabilities	2,075	1,989
Other noncurrent liabilities	76	109
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2015 or December 31, 2014	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,845,530 and 3,782,629 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	78	38
Additional paid in capital	22,701	12,593
Accumulated deficit	(11,836)	(6,640)
Total stockholders’ equity	10,943	5,991
Total liabilities and stockholders’ equity	$13,094	$8,089

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$734	$1,274	$1,378	$2,364
Operating expenses:
Cost of revenue	678	954	1,439	1,685
Selling and marketing	574	66	1,008	132
Research and development	194	128	293	162
General and administrative	1,778	2,937	3,740	3,363
Total operating expenses	3,224	4,085	6,480	5,342
Loss from operations	(2,490)	(2,811)	(5,102)	(2,978)
Interest expense	(72)	(478)	(94)	(1,017)
Net loss attributable to stockholders of Signal Genetics, Inc.	(2,562)	(2,745)	(5,196)	(2,745)
Net loss attributable to members of Signal Genetics LLC		(544)		(1,250)
Net loss attributable to stockholders of Signal Genetics, Inc./member of Signal Genetics LLC	$(2,562)	$(3,289)	$(5,196)	$(3,995)
Net loss per common share, basic and diluted	$(0.33)	$(4.73)	$(0.77)	$(8.92)
Weighted-average number of shares outstanding, basic and diluted	7,785,670	695,454	6,789,376	447,727

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(5,196)	$(3,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,420	2,875
Depreciation and amortization	90	72
Noncash interest on note payable – related party	88	1,008
Lease termination	-	46
Changes in operating assets and liabilities:
Accounts receivable	507	(365)
Inventory	(357)	164
Prepaid expenses and other current assets	105	(25)
Accounts payable and other current liabilities	233	78
Lease termination/abandonment payable	(185)	(243)
Net cash used in operating activities	(3,295)	(385)
INVESTING ACTIVITIES
Purchases of property and equipment	(68)	(4)
Net cash used in investing activities	(68)	(4)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	9,074	7,113
Proceeds from issuance of note payable/amounts due to related party	-	795
Shares repurchased to satisfy tax withholding obligation for restricted stock award	(346)	-
Repayment of capital lease obligation and note payable	(36)	(32)
Net cash provided by financing activities	8,692	7,876
Net increase in cash	5,329	7,487
Cash, beginning of period	5,119	209
Cash, end of period	$10,448	$7,696

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Prior to its IPO, all financial support had been provided by the Company’s majority member. As of June 30, 2015, however, following the 2015 Offering, the Debt Conversion, the Corporate Conversion and the IPO, each as defined below, the Company has positive working capital and stockholders’ equity. Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities, and research and development programs, the Company believes that it has enough cash on hand to support operations for at least the next year. Going forward, as the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

Public Offerings of Common Stock

On July 10, 2015, the Company filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by our market capitalization. Concurrently with filing the Shelf Registration, we entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of our common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at the market” equity offering program (the “ATM program”),

On February 20, 2015, the Company completed a public offering (the “2015 Offering”) of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and offering expenses. On February 26, 2015, the underwriters exercised their overallotment option for 482,142 additional shares of the Company’s common stock, for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions.

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

Cash

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash is currently comprised only of cash on hand and deposits in banks. At June 30, 2015 and December 31, 2014, the Company had $50,000 in a restricted money market account that was held as cash collateral against an outstanding letter of credit for security on a lease.

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

During the three months ended June 30, 2015 and 2014, the Company recognized $4,000 and $0 in bad debt expense, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized $28,000 and $0 in bad debt expense, respectively. At June 30, 2015 and December 31, 2014, the allowances for doubtful accounts were $7,000 and $0, respectively.

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

Revenues are recorded on an accrual basis when the contractual obligations are completed as tests are processed through the Company’s laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. Revenues from Medicare, contracted insurance companies and directly billed customers are reported based on the contractual rate. The difference between the amounts billed and the contractual rates from Medicare and contracted insurance companies are recorded as contractual allowances at the same time the revenue is recognized, to arrive at reported net revenue. The contractual rate is based on established agreed upon rates between the Company and the respective payor. Directly billed customers are invoiced at the contractual rate by the Company. Revenues from non-contracted insurance companies are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate, and anticipated effects of changes in the healthcare industry, if any. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. The Company does not record revenue from individuals for billings until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors. Gross revenues from individuals have been immaterial to date.

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three and six months ended June 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $43,000 and $73,000, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross revenues	$1,457	$1,621	$2,754	$3,105
Less: contractual allowances	(723)	(347)	(1,376)	(741)
Net revenue	$734	$1,274	$1,378	$2,364

Contractual allowances recorded during the three months ended June 30, 2015 and 2014 represented 50% and 21% of gross revenues, respectively. Contractual allowances recorded during the six months ended June 30, 2015 and 2014 represented 50% and 24% of gross revenues, respectively. The increase in the contractual allowances is due to changes in our estimates of net revenue for non-contracted payors based on the contractual status and payment policies of the payors, and anticipated changes in the healthcare industry.

Stock-Based Compensation

Compensation expense for all stock-based payments made to employees, directors, and consultants are measured and recognized based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options and restricted stock units. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”), option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates. The fair value of stock options granted to employees is estimated at the date of grant, while the fair value of stock options granted to non-employees is estimated at the date of grant and remeasured at each subsequent reporting date to fair value until performance is complete, with changes in fair value recognized as expense in the statement of operations.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Unvested restricted stock units	506,330	79,105	518,821	39,552
Options to purchase common stock	176,857	-	176,687	-
Warrants to purchase common stock	203,214	3,269	157,678	1,635
Overallotment Options to purchase common stock	-	18,214	-	9,107
Total	886,401	100,588	853,186	50,294

Concentration of Credit Risk, Major Customers and Suppliers

Cash is maintained at two financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

During the three and six months ended June 30, 2015 and 2014, the Company had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 72% and 83% of net revenue during the three months ended June 30, 2015 and 2014, respectively, and 75% and 81% during the six months ended June 30, 2015 and 2014, respectively. Accounts receivable sourced either from or through UAMS at June 30, 2015 and December 31, 2014 accounted for 55% and 63% of total accounts receivable outstanding, respectively.

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

Reclassifications

Reclassifications of certain operating expenses in the consolidated statement of operations have been made as of and during the three and six months ended June 30, 2014 to conform to the 2015 presentation.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under the FIFO method. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for our quarterly reporting period beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2015, the FASB issued amendments to ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This standard simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. This standard becomes effective for the Company’s first quarter beginning January 1, 2017 with early adoption permitted. Upon adoption, the Company may elect prospective or retrospective application. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and was originally effective for the Company’s annual reporting period beginning January 1, 2018, including interim periods within that reporting period. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which is effective for our annual reporting period beginning January 1, 2019, with early adoption permitted beginning with the annual reporting period ending December 31, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Laboratory and computer equipment	$1,762	$1,711
Furniture and fixtures	69	52
Leasehold improvements	6	6
	1,837	1,769
Less: accumulated depreciation and amortization	(645)	(555)
Total property and equipment, net	$1,192	$1,214

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at June 30, 2015 and December 31, 2014.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Accrued compensation and related expenses	$407	$257
Accrued interest payable	28	-
Accrued offering costs	-	42
Other	42	62
Total accrued expenses	$477	$361

4.	Note Payable – Related Party, Amount Due Related Party and Capital Lease Obligations

Note Payable — Related Party and Amounts Due to Related Party

On March 6, 2015, the amounts due to related party aggregating $1,045,000 were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note has been deferred and was amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the three and six months ended June 30, 2015 was $69,000 and $88,000, respectively. The note balance at June 30, 2015 was $1,105,000 and accrued interest payable of $28,000 is included in accrued liabilities in the consolidated balance sheet at June 30, 2015.

During the six months ended June 30, 2014, the Company’s then majority member, through various entities controlled by such member, loaned a net amount of $795,000, to the Company to support its operations. The average amount of borrowings under this note, which bore interest at 8% compounded quarterly and was due on demand, during the six months ended June 30, 2014, was $17.9 million. This note was subsequently converted into equity in June 2014. Interest expense related to this note during the three and six months ended June 30, 2014 was $476,000 and $1.0 million, respectively.

Capital Lease Obligation

In December 2014, the Company entered into a new two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligation at June 30, 2015 and December 31, 2014 was $128,000 and $164,000, which are both net of $8,000 in unamortized discounts. Future maturities of this obligation at June 30, 2015 are $43,000 during the remainder of 2015, and $86,000 and $7,000 during 2016 and 2017, respectively.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the six months ended June 30, 2015 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2014	3,782,629	$5,991
Public offering of common shares, net of costs to issue	3,696,427	8,744
Fair value of warrants and option to underwriters for overallotment shares issued in connection with public stock offering	-	330
Stock-based compensation	-	1,420
Shares issued under employee stock incentive plan, net of shares withheld to satisfy tax withholding obligations	366,474	(346)
Net loss	-	(5,196)
Balance, June 30, 2015	7,845,530	$10,943

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 7,845,530 shares were issued and outstanding at June 30, 2015. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2015 is as follows:

Issued and Outstanding:
Restricted stock units	397,286
Stock options	179,000
Warrants	203,214
Shares reserved for future award grants	1,157,240
Total	1,936,740

Public Offering of Common Stock

On February 20, 2015, the Company completed a public offering of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and offering expenses. In connection with the offering, the Company granted a 45-day option to the underwriter to purchase up to 482,142 shares of common stock to cover overallotments, with an aggregate grant date fair value of $132,000. On February 26, 2015, the underwriters exercised the overallotment option for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions. In connection with this offering, as a portion of the underwriting compensation payable to the underwriters, the Company issued warrants to purchase 160,714 shares of its common stock to the representative of the underwriters with an aggregate grant date fair value of $198,000. The warrants are exercisable at any time from February 2016 through February 2020 at an exercise price of $3.50 per share. The aggregate fair values of the warrants and overallotment option issued were recorded as an increase to additional paid-in capital with an offset to the proceeds from the offering. The net contribution to additional paid-in capital was $8.8 million after deducting the noncash fair values of warrants and overallotment option issued in connection with the offering.

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

The Company’s 2014 Stock Incentive Plan (the “Plan”) provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. On June 18, 2015, our stockholders approved the First Amendment to the Plan which provided for an increase in the number of shares of common stock reserved for issuance under the Plan from 1,245,399 to 2,100,000. At June 30, 2015, up to 1,733,526 shares of common stock may be issued under the Plan, of which 576,286 shares are reserved for issuance upon the exercise of outstanding options and vesting of outstanding restricted stock units, and 1,157,240 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. A summary of the activity related to RSUs during the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2014	655,200	$9.20
Vested during the period	(264,270)	$10.00
Unvested at June 30, 2015	390,930	$8.66

The total fair value of RSUs that vested during the six months ended June 30, 2015 was $538,000. As permitted under the Plan, the Company repurchased 176,333 shares with an aggregate value of $346,000 during the six months ended June 30, 2015 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards during the six months ended June 30, 2015 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	152,000	$4.53
Granted	32,500	$2.35
Forfeitures and cancellations	(5,500)	$3.37
Outstanding at June 30, 2015	179,000	$4.17	3.2	$2
Options exercisable at June 30, 2015	-	$-	-	$-
Options expected to vest as of June 30, 2015	179,000	$4.17	3.2	$2

Stock-Based Compensation Expense

Compensation expense for time-based RSUs is measured using the fair value of the Company’s common stock on the date of grant and recognized ratably over the vesting period.

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions for the option grants during the six months ended June 30, 2015:

Risk-free interest rate	1.34%	-	1.94%
Expected volatility	64.3%	-	67.8%
Weighted-average volatility		65.7%
Dividend yield		0%
Expected term (in years)		6.3
Weighted-average grant date fair value per share		$1.43

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$11	$209	$33	$209
Selling and marketing	11	-	23	-
Research and development	27	90	42	90
General and administrative	663	2,576	1,322	2,576
Total	$712	$2,875	$1,420	$2,875

At June 30, 2015, there was $3.0 million of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. At June 30, 2015, there was $363,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

Our growth strategy includes the following key elements:

•	Expanding the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our sales force.
•	Broadening the base of health care insurance companies that have approved reimbursements for MyPRS®.
•	Expanding the diagnostic indications for MyPRS® to include asymptomatic monoclonal gammopathy (“AMG”), the precursor conditions to MM.
•	Pursuing collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease.
•	Expanding our information technology infrastructure to further improve our customer service experience.
•	Continuing to leverage our relationship with UAMS via our exclusive license agreement.
•	Expanding our test offering with the addition of other molecular tests useful to physicians who care for MM patients.
•	Expanding and leverage our capabilities into additional blood cancer indications.
•	Pursuing additional collaborations and in-licensing to expand our service offering.
•	Continuing to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

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

Recent Developments

In June 2015 we executed a Master Service Agreement (“MSA”) with a leading pharmaceutical company. Under the MSA, our proprietary MyPRS® genetic test will be run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We have triggered the first of four studies as part of the MSA. Under the agreement, MyPRS® will help inform patterns of response to novel therapy regimens with the aim of enabling physicians to better manage multiple myeloma patients based on their specific genetic profile. Developing a pipeline of pharmaceutical company relationships is a key objective for us, and we plan to pursue additional clinical trial service agreements with multiple companies as part of our overarching commercial strategy going forward.

In August 2015 we executed an agreement with America’s Choice Provider Network (ACPN). Under the terms of the agreement, our MyPRS® assay will be offered through ACPN’s proprietary network which covers over 22 million patients across the United States. We expect increased reimbursement support for our assay through agreements such as this to have a positive impact on our revenue generation over the long term. As part of our overall growth strategy, we will continue to seek out these types of opportunities to ensure stable reimbursement as we work to make MyPRS® available for physicians and patients across the United States.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During the first six months of 2015 and 2014, we had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 75% and 81%, respectively, of our net revenue.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of sales commissions and support costs, salaries and related employee benefits, travel, and marketing costs for our commercial, business development and managed care functions.

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

During the six months ended June 30, 2015, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies.

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

Revenues are recorded on an accrual basis when the contractual obligations are completed as tests are processed through the Company’s laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. Revenues from Medicare, contracted insurance companies and directly billed customers are reported based on the contractual rate. The difference between the amounts billed and the contractual rates from Medicare and contracted insurance companies are recorded as contractual allowances at the same time the revenue is recognized, to arrive at reported net revenue. The contractual rate is based on established agreed upon rates between the Company and the respective payor. Directly billed customers are invoiced at the contractual rate by the Company. Revenues from non-contracted insurance companies are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate, and anticipated effects of changes in the healthcare industry, if any. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. The Company does not record revenue from individuals for billings until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors. Gross revenues from individuals have been immaterial to date.

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly, including previously recorded revenues related to outstanding accounts receivable for such non-contracted payors. During the three and six months ended June 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $43,000 and $73,000, respectively, and represented 15.9% and 26.9%, respectively, of the total non-contracted revenues for 2014. Although we regularly refine our estimates to reflect recent historical collection experience, if we have a similar cumulative percentage reduction of 26.9% in our estimated amount to be collected from non-contracted payors on the uncollected accounts receivable from non-contracted payors at June 30, 2015 of $210,000, this could result in a $57,000 unfavorable change in our financial position and results of operations.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable net of an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During the second quarters of 2015 and 2014, the Company recognized $4,000 and $0 in bad debt expense, respectively. During the first six months of 2015 and 2014, the Company recognized $28,000 and $0 in bad debt expense, respectively. At June 30, 2015 and December 31, 2014, the allowances for doubtful accounts were $7,000 and $0, respectively.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balance at June 30, 2015 and December 31, 2014. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	June 30, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$75	$31	$16	$24	$146
Contracted insurance companies	20	4	4	42	70
Direct bill	172	15	46	-	233
Non-contracted insurance companies	190	180	192	1,075	1,637
Accounts receivable, gross	457	230	258	1,141	2,086
Less: contractual and doubtful account allowances	(224)	(187)	(187)	(907)	(1,505)
Accounts receivable, net	$233	$43	$71	$234	$581

	December 31, 2014
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$79	$44	$51	$82	$256
Contracted insurance companies	12	4	4	52	72
Direct bill	161	282	67	-	510
Non-contracted insurance companies	182	142	160	1,216	1,700
Accounts receivable, gross	434	472	282	1,350	2,538
Less: contractual allowances	(162)	(113)	(127)	(1,048)	(1,450)
Accounts receivable, net	$272	$359	$155	$302	$1,088

The days sales outstanding (“DSO”) was 72 days at June 30, 2015 compared to 84 days at December 31, 2014. The decrease in DSO is primarily due to improved collection of Medicare and our direct bill customers during the first six months of 2015 primarily as a result of improved collection procedures internally. Net revenues from private insurance payors was 11% and 18% of total net revenue during the first six months of 2015 and 2014, respectively. Since these customer are slower to pay, our accounts receivable over 90 days will increase if net revenues from these customers increase.

Results of Operations

Second Quarter of 2015 Compared to the Second Quarter of 2014

Net Revenue

Net revenue was $734,000 during the second quarter of 2015, a decrease of $540,000, or 42%, compared to $1.3 million during the second quarter of 2014. Net revenue and tests billed during the second quarters of 2015 and 2014 were as follows:

	Three Months Ended June 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$405	$805	$(400)	(50)%	486	767	(281)	(37)%
Clinical patient revenue	125	249	(124)	(50)%	97	130	(33)	(25)%
Other US hospitals and direct billed customers	204	220	(16)	(7)%	187	115	72	63%
Total	$734	$1,274	$(540)	(42)%	770	1,012	(242)	(24)%

The net revenue recognized and number of tests reported and billed under the UAMS research programs decreased during the second quarter of 2015 compared to the same period for 2014, primarily due to the decrease in funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

The number of tests we reported and billed for UAMS clinical patients decreased 25% during the second quarter of 2015 when compared to 2014 due to the normal fluctuation in patient census. The number of tests we billed for other U.S. hospitals and direct billed customers increased 63% during the second quarter of 2015 when compared to 2014 due to the expansion of our sales force and our increased marketing efforts. Included in the increase in other U.S. hospitals and direct billed customer tests reported is a 70% increase in tests sourced from other U.S. hospitals.

The net revenue recognized for UAMS clinical patients and other U.S. hospitals and direct billed customers during the second quarter of 2015 decreased 50% and 7%, respectively, from the net revenue recognized during the second quarter of 2014. The decrease is primarily attributable to a reduction in estimates used to calculate revenue for billings to non-contracted insurance payors in anticipation of the potential impact of the Affordable Care Act on utilization and review of our historical collection trends which includes non-contracted payors for whom we do not have collection experience, and $43,000 of unfavorable prior year adjustments in excess of amounts previously recorded. Due to the expanding salesforce and the consequent increase in new hospital customers from additional regions of the U.S., we expect the number of new payors to continue to increase for the remainder of 2015 which may affect our collection trends used to estimate revenue for billings to non-contracted insurance payors.

Cost of Revenue

Cost of revenue was $678,000, or 92% of net revenues, during the second quarter of 2015, a decrease of $276,000, or 29%, compared to $954,000, or 75% of net revenues, during the second quarter of 2014. The decrease was attributable to $248,000 in decreased personnel costs, primarily related to stock-based compensation expense and $53,000 in decreased material and supply costs due to a decrease in the total tests performed, partially offset by a $25,000 increase in other laboratory related expenses, including depreciation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $574,000 during the second quarter of 2015, an increase of $508,000, or 770%, when compared to $66,000 during the second quarter of 2014. The increase was primarily attributed to a $329,000 increase in personnel costs related to expanding our sales and marketing function and establishing our managed care, commercial and business development functions, $48,000 in additional costs for an incentive plan, $12,000 in additional stock-based compensation expense, $30,000 for managed care consulting and $89,000 of expense for new marketing projects.

We plan to further expand our sales force and marketing expenditures in the future.

Research and Development Expenses

Research and development expenses were $194,000 during the second quarter of 2015, an increase of $66,000, or 52%, when compared to $128,000 during the second quarter of 2014. The increase was due to $130,000 in our increased usage of labor, materials and supplies for internal research projects, offset by a $64,000 decrease in stock-based compensation expense.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

General and Administrative Expenses

General and administrative expenses were $1.8 million during the second quarter of 2015, a decrease of $1.2 million, or 39%, when compared to $2.9 million during the second quarter of 2014. The decrease was primarily due to a $1.9 million decrease in stock-based compensation expense which was partially offset by $409,000 in increased personnel costs related to hiring our chief financial and information officers, and accounting, internal billing, information technology and administrative staff, $61,000 in additional costs for an incentive plan, $237,000 in higher legal, accounting and insurance expenses related to our being a publicly-traded company and $46,000 in higher information technology and administrative costs related to the operations of our new headquarters in Carlsbad, California established in October of 2014.

Interest Expense

Interest expense was $72,000 during the second quarter of 2015, compared to $478,000 during the second quarter of 2014. The decrease was primarily attributable to the Debt Conversion that occurred in June 2014.

First Six Months of 2015 Compared to the First Six Months of 2014

Net Revenue

Net revenue was $1.4 million during the first six months of 2015, a decrease of $986,000, or 42%, compared to $2.4 million during the first six months of 2014. Net revenue and tests billed during the first six months of 2015 and 2014 were as follows:

	Six Months Ended June 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$825	$1,470	$(645)	(44)%	1,012	1,401	(389)	(28)%
Clinical patient revenue	204	445	(241)	(54)%	185	238	(53)	(22)%
Other US hospitals and direct billed customers	349	449	(100)	(22)%	350	240	110	46%
Total	$1,378	$2,364	$(986)	(42)%	1,547	1,879	(332)	(18)%

The net revenue recognized and number of tests reported and billed under the UAMS research programs decreased during the first six months of 2015 compared to first six months of 2014 primarily due to the decrease in funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

The number of tests we reported and billed for UAMS clinical patients decreased 22% during the first six months of 2015 when compared to the first six months of 2014 due to the fluctuation in patient census. The number of tests we billed for other U.S. hospitals and direct billed customers increased 46% during the first six months of 2015 when compared to the first six months of 2014 due to the expansion of our sales force and our increased marketing efforts. Included in the increase in other U.S. hospitals and direct billed customer tests reported is a 54% increase in tests sourced from other U.S. hospitals.

The net revenue recognized for UAMS clinical patients and other U.S. hospitals and direct billed customers during the first six months of 2015 decreased 54% and 22%, respectively, from the net revenue recognized during the first six months of 2014. The decrease is primarily attributable to a reduction in estimates used to calculate revenue for billings to non-contracted insurance payors in anticipation of the potential impact of the Affordable Care Act on utilization and review of our historical collection trends which includes non-contracted payors for whom we do not have collection experience, and $73,000 of unfavorable prior year adjustments in excess of amounts previously recorded. Due to the expanding salesforce and the consequent increase in new hospital customers from additional regions of the U.S., we expect the number of new payors to continue to increase for the remainder of 2015 which may affect our collection trends used to estimate revenue for billings to non-contracted insurance payors.

Cost of Revenue

Cost of revenue was $1.4 million or 104% of net revenues, during the first six months of 2015, a decrease of $246,000, or 15%, compared to $1.7 million, or 71% of net revenues, during the first six months of 2014. The decrease was attributable to $176,000 in decreased stock-based compensation expense and $83,000 in decreased material and supply costs due to a decrease in the total tests performed, partially offset by a $13,000 increase in personnel and other laboratory related expenses, including depreciation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $1.0 million during the first six months of 2015, an increase of $876,000, or 664%, when compared to $132,000 during the first six months of 2014. The increase was primarily attributed to a $600,000 increase in personnel costs related to expanding our sales and marketing function and establishing our managed care, commercial and business development functions, $109,000 in additional costs for an incentive plan, $23,000 in additional stock-based compensation expense, $55,000 for managed care consulting and $89,000 of expense for new marketing projects.

Research and Development Expenses

Research and development expenses were $293,000 during the first six months of 2015, an increase of $131,000, or 81%, when compared to $162,000 during the first six months of 2014. The increase is due to $179,000 in our increased usage of labor, materials and supplies for internal research projects, partially offset by a $48,000 decrease in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.7 million during the first six months of 2015, an increase of $377,000, or 11%, when compared to $3.4 million during the first six months of 2014. The increase was primarily attributable to $687,000 in increased personnel costs related to hiring our chief financial and information officers, and accounting, internal billing, information technology and administrative staff, $250,000 in additional costs for an incentive plan, $604,000 of increased legal, accounting and insurance expenses related to our being a publicly-traded company, $89,000 in increased information technology and administrative costs related to the operations of our new headquarters in Carlsbad, California established in October of 2014, partially offset by $1.3 million in decreased stock-based compensation expense.

Interest Expense

Interest expense was $94,000 during the first six months of 2015, compared to $1.0 million during the first six months of 2014. The decrease was primarily attributable to the Debt Conversion that occurred in June 2014.

Liquidity and Capital Resources

We had cash of $10.4 million at June 30, 2015 compared to $5.1 million at December 31, 2014. At June 30, 2015, we had working capital of $9.8 million.

On July 10, 2015, the Company filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by our market capitalization. Concurrently with filing the Shelf Registration, we entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of our common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at the market” equity offering program (the “ATM program”),

On February 20, 2015, we completed a public offering of 3,214,285 shares of our common stock, at $2.80 per share, for total cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and estimated offering expenses. On February 26, 2015, the underwriters exercised their overallotment option for 482,142 additional shares of our common stock, for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions.

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

Operating activities

Cash used by operations during the first six months of 2015 was $3.3 million, compared to $385,000 during the first six months of 2014. Our use of cash during the first six months of 2015 was primarily a result of our higher net loss during the first six months of 2015, when compared to 2014, and a reflection of our investment in all areas of the Company.

Investing activities

Net cash used by investing activities during the first six months of 2015 and 2014 of $68,000 and $4,000, respectively, was for the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources in investing activities for the remainder of 2015.

Financing activities

Net cash provided by financing activities during the first six months of 2015 of $8.7 million consisted primarily of the net proceeds from our public offering of common stock in February 2015 of $9.1 million, partially offset by $346,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards.

Net cash provided by financing activities during the first six months of 2014 of $7.9 million consisted primarily of the net proceeds from our initial public offering of common stock in June 2014 of $7.1 million and $795,000 in proceeds from our note payable-related party.

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

From the closing date of our IPO through June 30, 2015, we used $291,000 to purchase property and equipment, and $5.5 million to fund our cash losses from operations. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

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

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32*	Section 1350 Certification.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________________

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	SIGNAL GENETICS, INC.

	By:	/S/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer

