Form 10-Q
period 2015-09-30
SIGNAL GENETICS, INC.
filed 2015-11-13
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 10,635,454 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 27, 2015 and in our Quarterly Reports on Form 10-Q that we file with the Securities and Exchange Commission. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New risk factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SIGNAL GENETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,124	$5,119
Accounts receivable, net	547	1,088
Inventory	364	179
Prepaid expenses and other current assets	570	399
Total current assets	13,605	6,785
Property and equipment, net	1,177	1,214
Deferred offering costs	-	47
Security deposits	15	43
Total assets	$14,797	$8,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195	$255
Accrued liabilities	713	361
Note payable – related party	1,105	-
Amounts due to related party	-	1,045
Lease termination/abandonment payable - current portion	-	248
Other current liabilities	101	80
Total current liabilities	2,114	1,989
Other noncurrent liabilities	50	109
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2015 or December 31, 2014	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,635,454 and 3,782,629 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	106	38
Additional paid in capital	27,515	12,593
Accumulated deficit	(14,988)	(6,640)
Total stockholders’ equity	12,633	5,991
Total liabilities and stockholders’ equity	$14,797	$8,089

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$501	$1,301	$1,879	$3,665
Operating expenses:
Cost of revenue	577	900	2,016	2,585
Selling and marketing	796	169	1,804	301
Research and development	253	105	546	267
General and administrative	2,003	1,760	5,743	5,123
Total operating expenses	3,629	2,934	10,109	8,276
Loss from operations	(3,128)	(1,633)	(8,230)	(4,611)
Interest expense	(24)	(4)	(118)	(1,021)
Net loss attributable to stockholders of Signal Genetics, Inc.	(3,152)	(1,637)	(8,348)	(4,382)
Net loss attributable to members of Signal Genetics LLC		-		(1,250)
Net loss attributable to stockholders of Signal Genetics, Inc./members of Signal Genetics LLC	$(3,152)	$(1,637)	$(8,348)	$(5,632)
Net loss per common share, basic and diluted	$(0.39)	$(0.40)	$(1.15)	$(3.41)
Weighted-average number of shares outstanding, basic and diluted	8,125,133	4,062,487	7,234,628	1,652,647

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(8,348)	$(5,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,258	3,578
Depreciation and amortization	137	106
Noncash interest on note payable – related party	110	1,008
Lease termination	-	46
Changes in operating assets and liabilities:
Accounts receivable	541	(556)
Inventory	(185)	125
Prepaid expenses and other current assets	(171)	10
Accounts payable and other current liabilities	307	404
Lease termination/abandonment payable	(248)	(305)
Net cash used in operating activities	(5,599)	(1,216)
INVESTING ACTIVITIES
Purchases of property and equipment	(100)	(4)
(Increase) decrease in security deposit on lease	28	(9)
Net cash used in investing activities	(72)	(13)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	13,095	6,644
Proceeds from issuance of note payable/amounts due to related party	-	795
Shares repurchased to satisfy tax withholding obligation for restricted stock awards	(363)	-
Repayment of capital lease obligation and note payable	(56)	(31)
Net cash provided by financing activities	12,676	7,408
Net increase in cash	7,005	6,179
Cash and cash equivalents, beginning of period	5,119	209
Cash and cash equivalents, end of period	$12,124	$6,388

See accompanying notes to unaudited condensed consolidated financial statements.

SIGNAL GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Prior to its IPO, all financial support had been provided by the Company’s majority member. As of September 30, 2015, however, following the ATM program, the 2015 Offering, the Debt Conversion, the Corporate Conversion and the IPO, each as defined below, the Company has positive working capital and stockholders’ equity. Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities, and research and development programs, the Company believes that it has enough cash on hand to support operations for 12 to 15 months from the date of this report. Going forward, as the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

Public Offerings of Common Stock

On July 10, 2015, the Company filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by our public float. Concurrently with filing the Shelf Registration, we entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of our common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at-the-market” equity offering program (the “ATM program”), During the three and nine months ended September 30, 2015, the Company sold 2,734,983 shares of common stock pursuant to this registration for total cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses. Due to the size of our public float, the current ATM program has been completed, unless and until our public float increases.

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

On June 23, 2014, the Company completed an initial public offering (the “IPO”) of 850,000 shares of its common stock, at $10.00 per share, for net cash proceeds of $6.1 million, which is net of $2.4 million in underwriter commissions and offering expenses. The net contribution to additional paid-in capital was $5.8 million after deducting the noncash fair values of warrants and the option for overallotment shares issued in connection with the IPO.

2.	Significant Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates in the consolidated financial statements have been made for revenue, accounts receivable and allowance for doubtful accounts, accounting for income taxes, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash is comprised of cash on hand and deposits in banks. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents, which, at September 30, 2015, are comprised of money market funds. At December 31, 2014, the Company had $50,000 in a restricted money market account that was held as cash collateral against an outstanding letter of credit for security on a lease. The restriction was removed during the third quarter of 2015 and the cash balance transferred into the Company’s money market account.

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

During the three months ended September 30, 2015 and 2014, the Company recognized $4,000 and $144,000 in bad debt expense, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized $32,000 and $144,000 in bad debt expense, respectively. At September 30, 2015 and December 31, 2014, there were no allowances for doubtful accounts.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three and nine months ended September 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $64,000 and $137,000, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross revenues	$1,335	$1,872	$4,089	$4,977
Less: contractual allowances	(834)	(571)	(2,210)	(1,312)
Net revenue	$501	$1,301	$1,879	$3,665

Contractual allowances recorded during the three months ended September 30, 2015 and 2014 represented 62% and 31% of gross revenues, respectively. Contractual allowances recorded during the nine months ended September 30, 2015 and 2014 represented 54% and 26% of gross revenues, respectively. The increase in the contractual allowances is due to changes in our estimates of net revenue for non-contracted payors based on the contractual status and payment policies of the payors, and anticipated changes in the healthcare industry.

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

Research and Development Costs

Costs associated with research and development activities are expensed as incurred. Research and development costs primarily include personnel costs, laboratory supplies, reagents, consulting and contract services costs. To date, the Company has not included an allocation of any indirect costs in research and development.

Fair Value of Financial Instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist principally of cash and cash equivalents, restricted cash, accounts receivable and accounts payable

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

At September 30, 2015 and December 31, 2014, the Company’s cash equivalent instruments consisted of $12.1 million and $0, respectively, in a money market fund which is reported at fair value using Level 1 inputs. The carrying amounts of financial instruments such as restricted cash, accounts receivable and accounts payable approximate their relative fair values due to the short-term maturities of these instruments.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Unvested restricted stock units	363,207	622,186	466,950	233,763
Options to purchase common stock	416,345	76,712	256,573	25,571
Warrants to purchase common stock	203,214	42,500	172,857	15,256
Total	982,766	741,398	896,380	274,590

Concentration of Credit Risk, Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. Cash is maintained at two financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Company invests excess cash in money market funds under the custodianship of a major financial institution. This diversification of risk is consistent with the Company's policy to ensure safety of principal and maintain liquidity.

During the three and nine months ended September 30, 2015 and 2014, the Company had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 35% and 82% of net revenue during the three months ended September 30, 2015 and 2014, respectively, and 64% and 81% during the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable sourced either from or through UAMS at September 30, 2015 and December 31, 2014 accounted for 40% and 63% of total accounts receivable outstanding, respectively.

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

Reclassifications

Reclassifications of certain operating expenses in the consolidated statement of operations have been made to the three and nine months ended September 30, 2014 to conform to the 2015 presentation.

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

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Laboratory and computer equipment	$1,794	$1,711
Furniture and fixtures	69	52
Leasehold improvements	6	6
	1,869	1,769
Less: accumulated depreciation and amortization	(692)	(555)
Total property and equipment, net	$1,177	$1,214

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at September 30, 2015 and December 31, 2014.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Accrued compensation and related expenses	$593	$257
Accrued interest payable	50	-
Accrued offering costs	-	42
Other	70	62
Total accrued expenses	$713	$361

4.	Note Payable – Related Party, Amount Due Related Party and Capital Lease Obligations

Note Payable — Related Party and Amounts Due to Related Party

On March 6, 2015, the amounts due to related party aggregating $1,045,000 were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note has been deferred and was amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the three and nine months ended September 30, 2015 was $22,000 and $110,000, respectively. The note balance at September 30, 2015 was $1,105,000 and accrued interest payable of $50,000 is included in accrued liabilities in the consolidated balance sheet at September 30, 2015.

During the six months ended June 30, 2014, the Company’s then majority member, through various entities controlled by such member, loaned a net amount of $795,000, to the Company to support its operations. The average amount of borrowings under this note, which bore interest at 8% compounded quarterly and was due on demand, during the six months ended June 30, 2014, was $17.9 million. This note was subsequently converted into equity in June 2014. Interest expense related to this note during the nine months ended September 30, 2014 was $1.0 million.

Capital Lease Obligation

In December 2014, the Company entered into a new two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligation at September 30, 2015 and December 31, 2014 was $108,000 and $164,000, which are net of $7,000 and $8,000, respectively, in unamortized discounts. Future maturities of this obligation at September 30, 2015 are $22,000 during the remainder of 2015, and $86,000 and $7,000 during 2016 and 2017, respectively.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the nine months ended September 30, 2015 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2014	3,782,629	$5,991
Public offering of common shares, net of costs to issue	6,431,410	12,765
Fair value of warrants and option to underwriters for overallotment shares issued in connection with public stock offering	-	330
Stock-based compensation	-	2,258
Shares issued under employee stock incentive plan, net of shares withheld to satisfy tax withholding obligations	421,415	(363)
Net loss	-	(8,348)
Balance, September 30, 2015	10,635,454	$12,633

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 10,635,454 shares were issued and outstanding at September 30, 2015. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2015 are as follows:

Issued and Outstanding:
Restricted stock units	351,758
Stock options	653,800
Warrants	203,214
Shares reserved for future award grants	673,027
Total	1,881,799

Public Offering of Common Stock

During the three and nine months ended September 30, 2015, the Company sold 2,734,983 shares of common stock for total cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses, pursuant to its July 2015 ATM program. Due to the size of our public float, the current ATM program has been completed, unless and until our public float increases.

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

The Company’s 2014 Stock Incentive Plan (the “Plan”) provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. On June 18, 2015, our stockholders approved the First Amendment to the Plan which provided for an increase in the number of shares of common stock reserved for issuance under the Plan from 1,245,399 to 2,100,000. At September 30, 2015, up to 1,678,585 shares of common stock may be issued under the Plan, of which 1,005,558 shares are reserved for issuance upon the exercise of outstanding options and vesting of outstanding restricted stock units, and 673,027 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. A summary of the activity related to RSUs during the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2014	655,200	$9.20
Granted	20,000	$1.62
Vested during the period	(329,592)	$8.93
Unvested at September 30, 2015	345,608	$9.02

The total fair value of RSUs that vested during the nine months ended September 30, 2015 was $605,000. As permitted under the Plan, the Company repurchased 186,920 shares with an aggregate value of $363,000 during the nine months ended September 30, 2015 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards during the nine months ended September 30, 2015 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	152,000	$4.53
Granted	508,800	$1.61
Forfeitures and cancellations	(7,000)	$3.45
Outstanding at September 30, 2015	653,800	$2.27	9.6	$-
Options exercisable at September 30, 2015	45,795	$3.88	9.2	$-
Options vested and expected to vest as of September 30, 2015	653,800	$2.27	9.6	$-

Stock-Based Compensation Expense

Compensation expense for time-based RSUs is measured using the fair value of the Company’s common stock on the date of grant and recognized ratably over the vesting period.

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions for the option grants during the nine months ended September 30, 2015:

Risk-free interest rate	1.34%	-	1.94%
Expected volatility	58.9%	-	67.8%
Weighted-average volatility		60.1%
Dividend yield		0%
Expected term (in years)		6.0
Weighted-average grant date fair value per share		$0.91

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$12	$25	$45	$234
Selling and marketing	15	5	38	5
Research and development	27	16	69	106
General and administrative	784	657	2,106	3,233
Total	$838	$703	$2,258	$3,578

At September 30, 2015, there was $2.2 million of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. At September 30, 2015, there was $724,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.

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

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield (“AR-BCBS”). In order to broaden our coverage policy approval to include a majority of the major health care insurance providers in the United States, our Vice President of Managed Care and Payor Relations is leading the effort to gain contractual agreements with third-party payors. To supplement this effort, we have developed a clinical utility dossier and health economic model to present to third-party payors that supports their reimbursement approval. Additionally, we have hired consultants to assist us in managing MyPRS® Medicare reimbursement as CMS prepares to announce new regulations associated with the “Protecting Access to Medicare Act of 2014” (“PAMA”). MyPRS® has been studied extensively and there are more than 30 peer-reviewed scientific publications that describe the validity and utility of the test. MyPRS® is one of the most extensively validated genomic assays available today. Further, the MyPRS® assay has been validated on patient cohorts totaling over 4,500 patients, detailed in 17 peer-reviewed publications. Please visit our website at www.signalgenetics.com in the “Publications” section under the “Physician Resources” tab for a list of these publications. These publications were used to help create the aforementioned clinical utility dossier that justifies reimbursement approval by the majority of health care payors.

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

Recent Developments

In August 2015, we announced that we executed an agreement with America’s Choice Provider Network (ACPN). Under the terms of the agreement, our MyPRS® assay will be offered through ACPN’s proprietary network which covers over 22 million patients across the United States. We expect increased reimbursement support for our assay through agreements such as this to have a positive impact on our revenue generation over the long term. As part of our overall growth strategy, we will continue to seek out these types of opportunities to ensure stable reimbursement as we work to make MyPRS® available for physicians and patients across the United States.

In September 2015, we announced that we executed a master services agreement (“MSA”) with a leading biopharmaceutical company. The first two projects under this MSA will deploy our proprietary MyPRS® test to inform the customers’ clinical stage development program of a novel treatment, including potential combination therapies with current drugs, for patients with multiple myeloma. This is the second MSA we have entered into in 2015, and represents further validation of our value proposition for the pharmaceutical and biotechnology industries. With our newest biopharmaceutical partner, we will commence both projects prior to year-end 2015.

In October 2015, we announced that we had executed agreements with additional preferred provider organizations (PPO). Under the terms of the agreements, our MyPRS® assay will be offered through additional PPO networks including the Stratose, USA Managed Care Organization, and Evolutions Healthcare Systems PPO networks. These new agreements provide coverage to over 21 million patients across the United States. Execution of these agreements are expected to further enhance and simplify our reimbursement process. Together with the PPO agreement we announced earlier this year and our other payor relationships with Medicare and Blue Cross Blue Shield of Arkansas, the covered lives within our universe has increased to over 93 million patients in the United States.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During the third quarter and first nine months of 2015 and 2014, we had one major customer, UAMS. Revenue sourced either from or through UAMS accounted for 35% and 82%, respectively, of our net revenue during the third quarters of 2015 and 2014, respectively. Revenue sourced either from or through UAMS accounted for 64% and 81%, respectively, of our net revenue during the first nine months of 2015 and 2014, respectively.

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

During the nine months ended September 30, 2015, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly, including previously recorded revenues related to outstanding accounts receivable for such non-contracted payors. During the three and nine months ended September 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $64,000 and $137,000, respectively, and represented 23.6% and 50.5%, respectively, of the total non-contracted revenues for 2014. Although we regularly refine our estimates to reflect recent historical collection experience, if we have a similar cumulative percentage reduction of 50.5% in our estimated amount to be collected from non-contracted payors on the uncollected accounts receivable from non-contracted payors at September 30, 2015 of $99,000, this could result in a $50,000 unfavorable change in our financial position and results of operations.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable net of an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During the third quarters of 2015 and 2014, the Company recognized $4,000 and $144,000 in bad debt expense, respectively. During the first nine months of 2015 and 2014, the Company recognized $32,000 and $144,000 in bad debt expense, respectively. At September 30, 2015 and December 31, 2014, there were no allowances for doubtful accounts.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balance at September 30, 2015 and December 31, 2014. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	September 30, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$122	$40	$79	$90	$331
Contracted insurance companies	8	4	3	27	42
Direct bill	128	12	-	46	186
Non-contracted insurance companies	205	208	191	1,168	1,772
Accounts receivable, gross	463	264	273	1,331	2,331
Less: contractual allowances	(235)	(201)	(217)	(1,131)	(1,784)
Accounts receivable, net	$228	$63	$56	$200	$547

	December 31, 2014
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$79	$44	$51	$82	$256
Contracted insurance companies	12	4	4	52	72
Direct bill	161	282	67	-	510
Non-contracted insurance companies	182	142	160	1,216	1,700
Accounts receivable, gross	434	472	282	1,350	2,538
Less: contractual allowances	(162)	(113)	(127)	(1,048)	(1,450)
Accounts receivable, net	$272	$359	$155	$302	$1,088

The days sales outstanding (“DSO”) was 73 days at September 30, 2015 compared to 84 days at December 31, 2014. The decrease in DSO is primarily due to improved collection of Medicare and our direct bill customers during the first nine months of 2015 primarily as a result of improved collection procedures internally. Net revenues from private insurance payors was 14% and 15% of total net revenue during the first nine months of 2015 and 2014, respectively. Since these customers are slower to pay, our accounts receivable over 90 days will increase if net revenues from these customers increase.

Research and Development Costs

Costs associated with research and development activities are expensed as incurred. Research and development costs primarily include personnel costs, laboratory supplies, reagents, consulting and contract services costs. To date, the Company has not included an allocation of any indirect costs in research and development.

Results of Operations

Third Quarter of 2015 Compared to the Third Quarter of 2014

Net Revenue

Net revenue was $501,000 during the third quarter of 2015, a decrease of $800,000, or 61%, compared to $1.3 million during the third quarter of 2014. Net revenue and tests billed during the third quarters of 2015 and 2014 were as follows:

	Net Revenue (in 000s)				Tests Billed
	Three Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$75	$944	$(869)	(92)%	94	940	(846)	(90)%
Clinical patient revenue	101	122	(21)	(17)%	82	101	(19)	(19)%
Other US hospitals and direct billed customers	325	235	90	38%	271	149	122	82%
Total	$501	$1,301	$(800)	(61)%	447	1,190	(743)	(62)%

The net revenue recognized and number of tests reported and billed under the UAMS research programs decreased 92% and 90% respectively during the third quarter of 2015 compared to the same period for 2014, primarily due to the decrease in funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

Net revenue recognized and the number of tests we reported and billed for UAMS clinical patients decreased 17% and 19%, respectively, during the third quarter of 2015 when compared to 2014 due to the normal fluctuation in patient census. Net revenue of $101,000 includes $23,000 of net unfavorable prior year adjustments in excess of amounts previously estimated.

The number of tests we billed for other U.S. hospitals and direct billed customers increased 82% during the third quarter of 2015 when compared to 2014 due to the expansion of our sales force and our increased marketing efforts. Net revenue recognized for such tests billed increased 38% during the third quarter of 2015 when compared to 2014. The increase in net revenue related to the increased test volume was offset by a reduction in estimates used to calculate revenue for billings to non-contracted insurance payors in anticipation of the potential impact of the Affordable Care Act on utilization and review of our historical collection trends including non-contracted payors for whom we do not have collection experience, and $41,000 of net unfavorable prior year adjustments in excess of amounts previously estimated. Due to the expanding salesforce and the consequent increase in new hospital customers from additional regions of the U.S., we expect the number of new payors to continue to increase for the remainder of 2015 which may affect our collection trends used to estimate revenue for billings to non-contracted insurance payors. Included in the revenue for other U.S. hospitals and direct billed customers is revenue from agreements with pharmaceutical customers that relates to initiation activities for certain projects. We anticipate additional revenue from agreements with our pharmaceutical customers during the remainder of 2015 and beyond.

Cost of Revenue

Cost of revenue was $577,000, or 115% of net revenues, during the third quarter of 2015, a decrease of $323,000, or 36%, compared to $900,000, or 69% of net revenues, during the third quarter of 2014. The decrease was attributable to 1) $218,000 in decreased personnel costs, primarily related to one-time bonuses of $100,000 paid during 2014, an allocation of $68,000 of labor costs to research and development projects and $37,000 in reduced employee health insurance costs related to changing insurers, and 2) $115,000 in decreased material and supply costs attributable to the decrease in the total tests performed.

Selling and Marketing Expenses

Selling and marketing expenses were $796,000 during the third quarter of 2015, an increase of $627,000, or 371%, when compared to $169,000 during the third quarter of 2014. The increase was primarily attributed to a $415,000 increase in personnel costs related to expanding our sales and marketing function and establishing our managed care, commercial and business development functions and $212,000 of expense for new marketing projects.

We plan to further expand our sales force and marketing expenditures in the future.

Research and Development Expenses

Research and development expenses were $253,000 during the third quarter of 2015, an increase of $148,000, or 141%, when compared to $105,000 during the third quarter of 2014. The increase was due to $128,000 in our increased usage of labor, materials and supplies for research projects and $25,000 in sponsored research programs.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

General and Administrative Expenses

General and administrative expenses were $2.0 million during the third quarter of 2015, an increase of $243,000, or 14%, when compared to $1.8 million during the third quarter of 2014. The increase was primarily due to $370,000 of increased personnel costs related to hiring our accounting, internal billing, information technology and administrative staff, $127,000 of increased stock-based compensation expense and $53,000 in higher information technology and administrative costs related to the operations of our new headquarters in Carlsbad, California established in October of 2014, partially offset by $130,000 in decreased recruiting costs, $140,000 in decreased bad debt expense and $40,000 in decreased legal, accounting and insurance expenses.

Interest Expense

Interest expense was $24,000 during the third quarter of 2015, compared to $4,000 during the third quarter of 2014. The increase was primarily attributable to the conversion of noninterest bearing amounts due to related party into an interest bearing note payable – related party in March of 2015.

First Nine Months of 2015 Compared to the First Nine Months of 2014

Net Revenue

Net revenue was $1.9 million during the first nine months of 2015, a decrease of $1.8 million, or 49%, compared to $3.7 million during the first nine months of 2014. Net revenue and tests billed during the first nine months of 2015 and 2014 were as follows:

	Net Revenue (in 000s)				Tests Billed
	Nine Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$900	$2,414	$(1,514)	(63)%	1,106	2,341	(1,235)	(53)%
Clinical patient revenue	305	567	(262)	(46)%	267	339	(72)	(21)%
Other US hospitals and direct billed customers	674	684	(10)	(1)%	621	389	232	60%
Total	$1,879	$3,665	$(1,786)	(49)%	1,994	3,069	(1,075)	(35)%

The net revenue recognized and number of tests reported and billed under the UAMS research programs decreased 63% and 53% respectively during the first nine months of 2015 compared to first nine months of 2014 primarily due to the decrease in funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

The number of tests we reported and billed for UAMS clinical patients decreased 21% during the first nine months of 2015 when compared to the first nine months of 2014 due to the normal fluctuation in patient census. The number of tests we billed for other U.S. hospitals and direct billed customers increased 60% during the first nine months of 2015 when compared to the first nine months of 2014 due to the expansion of our sales force and our increased marketing efforts. Included in the increase in other U.S. hospitals and direct billed customer tests reported is a 62% increase in tests sourced from other U.S. hospitals.

The net revenue recognized for UAMS clinical patients and other U.S. hospitals and direct billed customers during the first nine months of 2015 decreased 46% and 1%, respectively, from the net revenue recognized during the first nine months of 2014. The decrease is primarily attributable to a reduction in estimates used to calculate revenue for billings to non-contracted insurance payors in anticipation of the potential impact of the Affordable Care Act on utilization and review of our historical collection trends which includes non-contracted payors for whom we do not have collection experience, and $137,000 of net unfavorable prior year adjustments in excess of amounts previously estimated. Due to the expanding salesforce and the consequent increase in new hospital customers from additional regions of the U.S., we expect the number of new payors to continue to increase for the remainder of 2015 which may affect our collection trends used to estimate revenue for billings to non-contracted insurance payors. Included in the revenue for other U.S. hospitals and direct billed customers is revenue from agreements with pharmaceutical customers that relates to initiation activities for certain projects. We anticipate additional revenue from agreements with our pharmaceutical customers during the remainder of 2015 and beyond.

Cost of Revenue

Cost of revenue was $2.0 million or 107% of net revenues, during the first nine months of 2015, a decrease of $569,000, or 22%, compared to $2.6 million, or 71% of net revenues, during the first nine months of 2014. The decrease was attributable to 1) $422,000 in decreased personnel costs, primarily related to $189,000 in decreased stock-based compensation expense, $100,000 one-time bonuses paid in 2014, $62,000 in labor costs allocated to research and development projects and $78,000 in reduced employee health insurance costs related to changing insurers, and 2) $199,000 in decreased material and supply costs due to a decrease in the total tests performed, partially offset by a $51,000 increase in other laboratory related expenses, including depreciation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $1.8 million during the first nine months of 2015, an increase of $1.5 million, or 499%, when compared to $301,000 during the first nine months of 2014. The increase was primarily attributed to a $1.1 million increase in personnel costs related to expanding our sales and marketing function and establishing our managed care, commercial and business development functions, and $356,000 of expense for new marketing projects.

Research and Development Expenses

Research and development expenses were $546,000 during the first nine months of 2015, an increase of $279,000, or 104%, when compared to $267,000 during the first nine months of 2014. The increase is due to $237,000 in our increased usage of labor, materials and supplies for research projects, $25,000 in increased consulting services and $25,000 in sponsored research programs.

General and Administrative Expenses

General and administrative expenses were $5.7 million during the first nine months of 2015, an increase of $620,000, or 12%, when compared to $5.1 million during the first nine months of 2014. The increase was primarily attributable to $919,000 in increased personnel costs related to hiring our chief financial and information officers, and accounting, internal billing, information technology and administrative staff, $258,000 in additional costs for an incentive plan, $481,000 of increased legal, accounting and insurance expenses related to our being a publicly-traded company, $155,000 in increased information technology and administrative costs related to the operations of our new headquarters in Carlsbad, California established in October of 2014, partially offset by $1.1 million in decreased stock-based compensation expense.

Interest Expense

Interest expense was $118,000 during the first nine months of 2015, compared to $1.0 million during the first nine months of 2014. The decrease was primarily attributable to the Debt Conversion that occurred in June 2014.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.1 million at September 30, 2015 compared to $5.1 million at December 31, 2014. At September 30, 2015, we had working capital of $11.5 million.

On July 10, 2015, the Company filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by our public float. Concurrently with filing the Shelf Registration, we entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of our common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at-the-market” equity offering program (the “ATM program”). During September 2015, we sold 2,734,983 shares of common stock pursuant to this registration for total cash proceeds of $4.0 million, which is net of $429,000 in underwriter commissions and offering expenses. Due to the size of our public float, the current ATM program has been completed, unless and until our public float increases.

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

Although we are forecasting continued losses and negative cash flows as we continue to fund our selling and marketing activities and research and development programs, we currently expect that we will have sufficient cash on hand to support operations for 12 to 15 months from the date of this report. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Operating activities

Cash used by operations during the first nine months of 2015 was $5.6 million, compared to $1.2 million during the first nine months of 2014. Our use of cash during the first nine months of 2015 was primarily a result of our higher net loss during the first nine months of 2015, when compared to 2014, and a reflection of our investment in all areas of the Company.

Investing activities

Net cash used by investing activities during the first nine months of 2015 of $72,000 was for the purchase of property and equipment, partially offset by a reduction in our security deposit on a lease. Net cash used by investing activities during the first nine months of 2014 of $13,000 was for an increase in our security deposit on a lease and the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources in investing activities for the remainder of 2015.

Financing activities

Net cash provided by financing activities during the first nine months of 2015 of $12.7 million consisted primarily of the net proceeds from our public offerings of common stock in February and September 2015 of $13.1 million, partially offset by $363,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards.

Net cash provided by financing activities during the first nine months of 2014 of $7.4 million consisted primarily of the net proceeds from our initial public offering of common stock in June 2014 of $6.6 million and $795,000 in proceeds from our note payable-related party.

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

Item 1A. Risk Factors

Other than the risk factor below which has been restated, there have been no material changes to our Risk Factors, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2015.

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

The ACA, among other things, imposed cuts to Medicare reimbursement for clinical laboratories. Medicare updates laboratory payment rates for inflation based on the CPI. The ACA included a “productivity adjustment” that will reduce the CPI update. For 2015, the productivity adjustment for the CLFS is -0.6 percent. In addition, as noted above, the ACA included an additional 1.75 percent reduction in the CPI update for clinical laboratories for the years 2011 through 2015. The annual update for 2015 in CLFS rates following the productivity adjustment and reduction of 1.75 percentage points is -0.3 percent.

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

In addition, many of the CPT codes that we may use to bill our tests in the future are periodically revised by the AMA. The adoption of analyte specific codes allows payors to better identify tests being performed, resulting in changes to coverage and reimbursement. In the 2014 Final Medicare CLFS Rule, CMS announced that it has decided to keep the new molecular codes on the CLFS. CMS also announced that it would price the new codes using a “gapfilling” process by which it will refer the codes to the MACs to allow them to determine an appropriate price. In addition, CMS has also stated that it will not separately reimburse the algorithm portion of certain of the new codes for MAAAs, because it does not believe the algorithm qualifies as a clinical laboratory test. MACs are issuing payment and coverage decisions but the payment levels and the methodology for determining payment by Medicare and commercial health plans still remain largely unresolved. Our reimbursement could be adversely affected by any final CMS action in this area. Furthermore, CMS has the authority to revise payment rates for all tests paid under the CLFS, including imposing payment reductions. Even though we use an unlisted CPT code to bill for MyPRS® and reimbursement is determined by the local MAC, this authority could affect our reimbursement in the future. If CMS reduces reimbursement for new test codes or does not pay for the algorithmic portion of our MAAA tests, then our revenues will be adversely affected. Whether Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates remains uncertain.

The “Protecting Access to Medicare Act of 2014” (“PAMA”), which was signed into law on April 1, 2014, contained provisions that significantly affect Medicare payment for tests that are reimbursed under the CLFS. Starting in 2017, Medicare payment for each test will be based on the amount of payment being made by private payors for that test. Private payor payment amounts, adjusted for discounts and other price concessions, will be collected by certain laboratories, starting in 2016, and submitted to CMS so that market-based payment rates can be calculated. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. New tests will generally be paid using the crosswalk or gapfilling methodology described elsewhere in this Annual Report. However, some new tests, termed Advanced Diagnostic Laboratory Tests, will be paid based on the laboratory’s actual list charge for a brief period of time until private payor payment data is available. Furthermore, in order to facilitate implementation of the new payment methodology, starting in 2016, CMS is required to assign specific billing codes to many CLFS tests existing at the time of enactment and to all new CLFS tests. The Secretary of HHS has discretion in determining which labs will be required to collect private payor payment information, which tests may be designated as Advanced Diagnostic Laboratory tests, and which existing laboratory tests will be assigned new billing codes; therefore, the impact of this law, if any, on Medicare payment for MyPRS® or any test we might develop and commercialize in the future is unclear. Under proposed regulations, reporting is expected to begin January 1, 2016, and will include such data collected from “applicable laboratories” for the last two calendar quarters of 2015. We expect that we will be an “applicable laboratory.” This new reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic laboratory tests than has been historically available under the CLFS.

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

From the closing date of our IPO through September 30, 2015, we used $323,000 to purchase property and equipment, and $5.8 million to fund our cash losses from operations. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

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

________________________

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

Date: November 13, 2015		SIGNAL GENETICS, INC.

	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer

