Form 10-K
period 2015-12-31
SIGNAL GENETICS, INC.
filed 2016-03-21
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36483

SIGNAL GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5740 Fleet Street, Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (760) 537-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2015 as reported on The NASDAQ Capital Market, was $11.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2016, there were 10,709,080 shares of the registrant's Common Stock outstanding.

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

MM is a hematologic, or blood, cancer that develops in the bone marrow and specifically affects the plasma cells of the bone marrow. Normal plasma cells produce immunoglobulins, otherwise known as antibodies, which help the body fight infection and disease. In MM, the normal plasma cells become malignant and inhibit the production of normal blood cells and antibodies, including red blood cells, white blood cells and blood platelets, and crowd the bone marrow with malignant plasma cells, which produce an abnormal antibody called a monoclonal protein (“M protein”). The hallmark characteristic of MM is a high level of M protein in the blood. MM can also cause soft spots in the bone known as osteolytic lesions. MM is the second most common blood cancer after non-Hodgkin’s lymphoma (“NHL”) and represents approximately 15% of all hematomalignancies. According to the American Cancer Society and the National Cancer Institute, approximately 26,850 new cases of MM were expected to be diagnosed in the United States in 2015 and approximately 11,240 deaths from MM were expected to occur in the United States in 2015. More Americans were expected to die from MM in 2015 than from any other blood cancer. Although a relatively rare disease, MM is responsible for 2% of all cancer deaths in the United States each year and will kill more Americans than melanoma, the deadliest form of skin cancer. There are an estimated 89,658 people currently living with MM in the United States. The five-year survival rate for people with MM is about 47%. The American Cancer Society estimates that the lifetime risk in the United States of getting MM is 1 in 143.

To date, there are no known causes of MM. The most significant risk factor for developing MM is age. According to Nature: International Weekly Journal of Science’s supplement on MM published on December 15, 2011 in volume 480, page S-33 through S-80, or Nature’s MM supplement, 96% of MM cases are diagnosed in people older than 45 years of age, and more than 63% are diagnosed in people older than 65 years of age. There are usually no early stage symptoms of MM and a suspicion of a MM diagnosis is often made incidentally through routine blood tests which reveal low numbers of red blood cells and high levels of protein. Once diagnosed, MM is classified into one of three categories in a process known as staging. Staging is the process of determining how widespread or advanced the cancer is. Under the International Staging System (“ISS”), MM is classified into three stages based upon the presence of serum beta-2 microglobulin and serum albumin, which are blood proteins that are measured through a blood test. Staging is the key factor in a physician’s choice of treatment for a patient and that patient’s outlook or prognosis, often framed as progression free survival (“PFS”) or overall survival (“OS”). Prognosis is typically based on the existence of different signs, symptoms and circumstances. Certain laboratory and clinical findings, or prognostic indicators, provide important information for MM, including when treatment should begin and what treatments to use, based upon a patient’s individual prognosis and risk for relapse. However, the experts caring for MM patients have been burdened by a staging system that predates and thus fails to capture the rich body of new genomic information that has been shown to assist in the staging process. Similar genetic information has proven transformational in a number of solid tumor types, including breast, colon and lung cancer. In each case, specific genetic determinants enable doctors to identify patients who are likely to respond to genetically targeted therapies, resulting in better outcomes for these patients, including a higher rate of survival. According to the National Cancer Institute, these benefits have not yet been recognized in MM treatment. The traditional approach in MM treatment which utilizes cytogenetic techniques, such as karyotyping and fluorescent in-situ hybridization (“FISH”), for staging may not accurately stage MM patients or accurately assess the risk of relapse. Perhaps the greatest shortcoming of the current staging system for MM is its inability to classify MM patients into high and low risk prognosis groups. A tool that can further define risk-stratification by classifying MM patients in this manner would better inform physicians when to treat and what drugs to treat patients with, potentially improving health outcomes in MM patients. We believe a more comprehensive, systematic approach utilizing current genetic technologies is necessary to meet this unmet medical need.

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

Our Services

We offer our MyPRS® test in our approximately 2,800 square foot state-of-the-art laboratory located in Little Rock, Arkansas, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and accredited by the College of American Pathologists (“CAP”), to perform high complexity testing. We are licensed to sell our test in all 50 states. We are dedicated to making our extensively validated diagnostic services available to all patients who need them.

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

Over the next 12 to 18 months, we intend to expand our test menu by adding tests that are used to help manage MM patients. There is a broad array of molecular and cytogenetic testing modalities that are utilized in the management of patients with MM, such as conventional cytogenetics, FISH, molecular tests, M protein serum test and flow cytometry (especially in the context of minimum residual disease testing for MM therapy response). During 2015, we launched both RNA sequencing and next generation DNA sequencing services for research use only to assist our research collaborators, including pharmaceutical companies, in further characterizing their MM patients enrolled in clinical trials.

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

Although new treatments for patients with MM have become available over the last 10 years, we do not believe that these treatments have provided any significant benefits in overall survival — especially in the high risk patient population. In part, this is because MM is a disease with significant tumor heterogeneity at the genetic level. Specialists in MM have long recognized the need for diagnostic tests that accurately identify the mutations and overarching genotype of each patient to inform risk stratification, prognosis and choice of therapy. Because it is impossible to use classic staging modalities such as clinical factors and cell morphology (the microscopic review of tumor material by a pathologist) to classify MM, physicians use plasma cell labeling indices, chemical markers, imaging studies and genetic abnormalities at the chromosomal level (e.g., cytogenetics) to better predict prognosis. Unfortunately, these tests provide limited information as to a particular MM patient’s prognosis and response to treatment. With the use of MyPRS® GEP, it has become possible to go beyond morphological and chromosomal level analysis and identify the individual MM genomic profile of each individual patient.

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

The applicability of our test for use in predicting MM progression from AMG could create a substantial increase in the potential patient population eligible for MyPRS® testing and as such represents an important pillar of our growth strategy. We estimate the total potential MM testing market in the United States at approximately 40,000 patients per year, including newly diagnosed and relapsed patients. We believe we currently service just over 3% of this market. We estimate that the addition of an AMG progression indication feature for the MyPRS® test could expand the MyPRS® addressable market in the United States to more than 140,000 patients per year. As a specialty focused diagnostic laboratory company, we hope for such opportunities to expand our service offerings for the benefit and convenience of physicians and patients.

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

Pharmaceutical Services

There are currently over 300 new therapies in development for MM. Many of the pharmaceutical and large biotechnology companies have ongoing development programs for new compounds and combinations of existing drugs including Celgene, Takeda, Novartis, Karyopharm, Pharmacyclics, Janssen and Roche.

We believe that MyPRS® offers an attractive value proposition for companies developing therapies for MM by its ability to stratify high-risk patients likely refractory to current standard of care and to identify a patient’s molecular subtype which assists physicians in determining the most appropriate therapy or class of drugs for each patient. In addition, we have analyzed over 20,000 patients with MyPRS® and have the gene expression data available to assist companies in identifying the appropriate patient population for new compounds and combination therapies.

We executed master service agreements with two leading pharmaceutical companies in 2015. Under these agreements, MyPRS® is being run across multiple clinical trials in connection with the development of novel treatments for patients with MM.

Relationship with University of Arkansas, leader in the study and treatment of MM

We are the exclusive licensee to the intellectual property developed at UAMS’s Myeloma Institute (“MI”), in our licensed field. MI is one of the largest centers in the world dedicated solely to MM and related diseases as well as to prevention and management of treatment-related consequences, including myelodysplastic syndrome (“MDS”) and acute myelogenous leukemia (AML). UAMS developed a novel “Total Therapy” approach, designed as a first line treatment for MM that includes a full array of treatment modalities. This approach is considered, by many in the oncology community, to have achieved positive results, particularly in patients diagnosed with low-risk MM who are treated at UAMS MI. A number of treatment improvements for MM patients were first discovered at MI. The physicians at MI routinely utilize our MyPRS® test to identify patients who may be eligible for the provision of “Total Therapy.”

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

Revenue sourced from or through UAMS accounted for 54% and 84% of our net revenue for the years ended December 31, 2015 and 2014, respectively. The decrease is due to the decrease in research funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

Our substantial proprietary estate that protects our exclusive access to the MyPRS® test

We use our trademark of Signal Genetics, Inc.TM and our registered trademark MyPRS® in this Annual Report. This report may also refer to trade names and trademarks of other organizations.

We currently license, or own outright, 14 issued patents (12 issued U.S. patents, one issued European patent validated in 9 countries: Switzerland, Germany, Denmark, Spain, France, United Kingdom, Italy, Netherlands, and Sweden, and one issued Japanese patent with various expiration dates ranging from 2022 to 2030) and 11 pending patent applications, many of which protect and defend our exclusive ability to market the MyPRS® test as well as additional proprietary tests and treatments. We also have six registered U.S. trademarks to further differentiate our products and services in the marketplace.

There are two issued U.S. patents related to the MyPRS® test, which form the basis of our right to exclude others from practicing the MyPRS® test. The patents claim methods of gene expression-based classification for MM using RNA from plasma cells, methods of identifying groups of genes that can distinguish normal and MM plasma cells by isolating RNA from CD138 positive plasma cells and identifying differentially expressed genes, methods of diagnosing MM by examining mRNA levels or chromosomal translocations of particular genes from plasma cells, methods of determining the prognosis of a human multiple myeloma patient by measuring gene expression levels of multiple genes from plasma cells, and methods of determining the prognosis of a MM patient by determining the copy number of the CKS1B gene in plasma cells. CKS1B is one of the genes in the 70 gene signature.

In addition to the issued U.S. patents, we have one issued Japanese patent and several pending patent applications in the United States and abroad directed to other aspects of the MyPRS® test. For example, the Japanese patent provides methods for examining the susceptibility of a subject for transformation from a low-risk to a high-risk MM by measuring gene expression levels of multiple genes expressed from plasma cells isolated from the subject. A Canadian application and an issued European counterpart patent of one of the five issued U.S. patents (U.S. Patent No. 8,843,320) describe the full 70 gene signature used in the MyPRS® test. Another pending U.S. application provides methods of prognosing subjects with MGUS using the 70 gene signature. We expect that additional advances will come out of our ongoing work and form the basis of additional intellectual property to protect and refine the MyPRS® test, through new patent filings, trademarks, trade secrets, and copyrights.

Focus on the leading academic hospitals in the United States where a large portion of MM patients are treated

We currently focus our sales efforts exclusively on leading academic research hospitals and clinics throughout the United States. Given our limited selling and marketing capabilities, focusing our sales efforts on these academic research hospitals and clinics provides an efficient way to reach the largest segment of MM patients with our limited resources. Selling into academic research hospitals and clinics is a complex process that requires technical knowledge and the ability to engage in discourse to convince technical and administrative stakeholders to adopt new diagnostic tests or therapies. Our current commercial team is well versed in the science and technology behind our MyPRS® test. We will continue to grow our commercial organization with expertise necessary to interface successfully with these institutions.

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

Early success in establishing positive reimbursement coverage for MyPRS®

We successfully obtained a positive Local Coverage Determination (“LCD”), for MyPRS® in March 2011 from the Arkansas Medicare Administrative Contractor (“MAC”), which at the time was Pinnacle Medical Services. The current MAC is Novitas Health Solutions. We have also received reimbursement approval from Blue Cross Blue Shield of Arkansas and we are an in-network provider to their patient population. We anticipate that our managed care team, which includes our recently added Chief Medical Officer, as of September 2015, and the continued development of our clinical validity and utility dossier, we will be able to achieve positive coverage determinations from a number of the major third-party payors in the United States. However, those efforts may take quite some time and may not be successful. In the meantime, we have executed agreements with eleven Preferred Provider Networks (“PPO Networks”) to facilitate our reimbursement from third-party payors.

Experienced oncology-centered laboratory

Our specimens are tested and interpreted by highly qualified oncology-focused laboratory professionals with more than 70 years of cumulative experience with gene expression-based diagnostic testing technology. Because our clinical staff is highly specialized in oncology, we believe we are better positioned to consult with our oncologist customers to help them derive maximum value from the diagnostic and prognostic data generated by our tests.

Our Growth Strategy

Our goal is to deliver innovative diagnostic services that enable physicians to make better-informed treatment decisions regarding the care of their cancer patients. We intend to do this by:

  Expanding the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our commercial organization,;
  Broadening the base of health care insurance companies that have approved reimbursements for MyPRS®;
  Expanding the diagnostic indications for MyPRS® to include AMG, the precursor conditions to MM;
  Pursuing additional collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease;
  Expanding our information technology infrastructure to further improve our customer service experience;
  Continuing to leverage our relationship with UAMS via our exclusive license agreement;
  Expanding our test offering with the addition of other molecular tests useful to physicians who care for MM patients;
  Expanding and leveraging our capabilities into additional blood cancer indications;
  Pursuing additional collaborations, mergers and acquisitions, and in-licensing to expand our service offering; and
  Continuing to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

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

We also face competition from companies such as Genoptix, Inc. (a Novartis AG company), Neogenomics, Inc., Cancer Genetics, Inc., Bio-Reference Laboratories (a division of OPKO Health, Inc.)., Integrated Genetics (a LabCorp Specialty Testing Group) and Foundation Medicine, Inc., which offer products or services or have conducted research to develop genetic profiles, or genetic or protein biomarkers for various cancers. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at predicting patient outcome as well as identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including promoting the use of their test(s) by physicians or patients in other countries.

Research and Development Program

Research and development is crucial to our ongoing growth as we seek to expand our series of diagnostic tests for use by physicians that treat MM and other cancer patients. Our research and development expenses were $1.0 million and $347,000 for the years ended December 31, 2015 and 2014, respectively, representing 39% and 8% of our net revenue for the years ended December 31, 2015 and 2014, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, insurance, consulting, and clinical research sponsorship. We are also investing in clinical research studies to further validate the clinical utility of MyPRS® to predict the risk that a patient with AMG would progress to developing MM and to facilitate the development and clinical utility validation of additional genetic characterization of MM patients. We expect research and development expenses to increase as we work to develop additional diagnostic tests and services or add indications, including new testing modalities, and to study additional diagnostic and prognostic indicators for patients suffering from MM and its precursor conditions AMG, as well as other hematomalignancies. In the future, we expect research and development expenses to increase as we work to develop additional tests and services and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new services, nor do we know if we will be successful in these endeavors.

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

Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA requires that we hold a certificate applicable to the type of work we perform and comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring compliance with various operational, personnel, facilities, administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA certification is a prerequisite to being eligible to bill for services provided to governmental payor program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

CLIA has specific conditions for certification. CLIA is intended to ensure the quality and reliability of clinical laboratories, including the accuracy, reliability and timeliness of patient test results performed in clinical laboratories in the United States, by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic tests under CLIA is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as “high complexity” under CLIA, the laboratory is permitted to obtain analyte specific reagents, or ASRs, which are commercially marketed products that function as the building blocks of in vitro diagnostic tests and in-house diagnostic tests known as “home brews.” We received our CLIA certificate as a “high complexity” laboratory in 2011. Our current CLIA certificate renewal period began April 14, 2015 and will expire on April 13, 2017. Loss of our CLIA certification, change in CLIA or CLIA regulations or in the interpretation thereof, could have a material adverse effect on our business.

New York State Laboratory Licensing

New York state laws and regulations also establish standards for the day-to-day operations of clinical laboratories, including physical facility requirements and equipment and quality control. New York standards include proficiency testing requirements, even for a laboratory not located within the state. In addition, the New York Department of Health separately approves certain LDTs offered in New York State. In June 2014, following our initial public offering, we obtained the requisite approvals for our LDTs in New York. Such license expires in June 2016. We expect to renew the license before expiration.

Other States’ Laboratory Testing

In addition to New York, certain other states, including California, Florida, Maryland, Pennsylvania, and Rhode Island require that we hold licenses to test specimens from patients residing in those states even though we are physically located in Arkansas. We have obtained licenses in these states and believe we are in material compliance with their applicable licensing laws, and will continue to pursue license renewals, as required.

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

HIPAA Compliance and Privacy Protection and the HITECH Act

HIPAA and its implementing regulations established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically, or Standard Transactions. Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information, or PHI. Additionally, some state laws impose privacy and security protections more stringent than HIPAA’s and some states impose privacy and security obligations specifically applicable to clinical laboratories. Additionally, many states have implemented data breach laws requiring additional security measures for certain types of PHI and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. We are a Covered Entity subject to the HIPAA regulations because our testing services are reimbursable by insurance payors and we conduct Standard Transactions. We have an active program designed to address HIPAA regulatory compliance. This program will likely require periodic updating to comply with amendments to HIPAA. Regardless of our own Covered Entity status, HIPAA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

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

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. In the future we may develop compensation arrangements with other physicians for personal services. We will structure these arrangements with terms intended to comply with the requirements of the personal services exception to Stark Law and PORA and other applicable laws.

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

While we have attempted to comply with these laws, it is possible that some of our financial arrangements with pathologists and other physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

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

In addition to the administrative simplification regulations discussed above, HIPAA also created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs.

Finally, another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, many of which apply where a claim is submitted to any third-party payor and not merely to a governmental payor program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim.

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

Even though we believe we are in material compliance with these laws and regulations, it is possible the government may determine that we are not in compliance, in which case we could be subject to civil and criminal penalties.

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

New Medicare Reimbursement Methodology Under PAMA

The Protecting Access to Medicare Act (“PAMA”), which became law on April 1, 2014, significantly reforms the way in which the Medicare program will pay for clinical laboratory services going forward. Under PAMA, starting in 2017, CMS will be required to base its payments to clinical laboratories for diagnostic tests on the amounts that that are being paid by commercial health insurance plans for such tests. On October 1, 2015, CMS issued a proposed rule to implement PAMA that would require applicable laboratories to begin reporting the amounts that they are paid for their clinical laboratory tests by private health insurers to CMS, beginning in the first quarter of 2016. Based on the data reported, CMS would, in general, calculate weighted median payments for each test, and use these amounts as new Clinical Laboratory Fee Schedule (“CLFS”) rates beginning in 2017. PAMA provides that, for the first two years, (that is, 2017 through 2019), a payment price cannot be reduced by more than 10 percent per year and thereafter, through 2022, a test payment cannot be reduced by more than 15 percent per year. PAMA authorizes CMS to impose civil monetary penalties of up to $10,000 per day for each failure to report or each misrepresentation or omission in reporting applicable information to CMS. Because no final rule has yet been published, the ultimate impact of PAMA and its implementing regulations on our business remains unclear.

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

Class III devices are those devices which are deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. Reasonable assurance of the safety and effectiveness of Class III devices cannot be assured solely by the general controls and the other requirements described above. These devices are required to undergo the PMA process in which the manufacturer must demonstrate reasonable assurance of the safety and effectiveness of the device to FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees than are 510(k) pre-market notifications. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it’s labeling or it’s manufacturing process. The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by FDA, can take several years.

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

Employees

As of March 15, 2016, we have 32 employees, all of whom are full time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

We have a limited commercial history. Substantially all of our revenue has been derived from our MyPRS® testing services, which were launched in 2011. We have historically incurred substantial net losses. We incurred losses attributable to stockholders of Signal Genetics, Inc. (or members of Signal Genetics LLC, as applicable) of $11.3 million and $7.9 million during the years ended December 31, 2015 and 2014, respectively. Losses are continuing through the date of this Annual Report. We expect our losses to continue as a result of ongoing research and development expenses, increased selling and marketing costs and increased general and administrative costs to support our planned growth. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We will need to raise additional capital.

Although we are forecasting continued losses and negative cash flows as we continue to fund our selling and marketing activities and research and development programs, we expect that we will have sufficient cash and cash equivalents on hand to support operations for the next 12 to 15 months. We will need to secure additional financing in order to support our future operations. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, selling and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

Maintaining and growing revenues from MyPRS® depends on the availability of adequate coverage and reimbursement for our tests from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Health care providers that order diagnostic services such as MyPRS® generally expect that those diagnostic services are covered and reimbursed by third-party payors for all or part of the costs and fees associated with the diagnostic tests they order. If such diagnostic tests are not covered and reimbursed then their patients may be responsible for the entire cost of the test, which can be substantial. Therefore, health care providers generally do not order tests that are not covered and reimbursed by third-party payors in order to avoid subjecting their patients to such financial liability. The existence of adequate coverage and reimbursement for the procedures performed with MyPRS® by government and private insurance plans is central to the acceptance of MyPRS® and any future services we provide. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring health care expenditures, and anti-fraud initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare program, has taken the position that the algorithm portion of multi-analyte algorithmic assays (“MAAAs”), such as MyPRS®, is not a clinical laboratory test and is therefore not reimbursable under the Medicare program. Although this position is only applicable to tests with a CMS determined national payment amount, it is possible that the local MACs, who make coverage and payment determinations for tests like MyPRS® may adopt this policy and reduce payment for MyPRS®. If that were to happen, reimbursement might be made for each gene used in the MyPRS® test and coverage and the amount of reimbursement for the genes we use in MyPRS® would be uncertain. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for MyPRS® or may make no payment at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the health care industry in the United States has experienced a general trend toward cost containment as government and private insurers seek to control health care costs through various mechanisms, including imposing limitations on payment rates and negotiating reduced contract rates with service providers, among other things. Therefore, we cannot be certain that our services will be reimbursed at a level that is sufficient to meet our costs.

A small number of test ordering sites account for most of the sales of our tests and services. If any of these sites orders fewer tests from us for any reason, our revenues could decline.

Due to the early stage nature of our business and our limited selling and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites. In particular, the most significant portion of our revenue is generated from our MyPRS® test services provided at our clinical laboratory in Little Rock, Arkansas for UAMS. Revenue sourced either from or through UAMS accounted for 54% and 84% of our revenue for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from UAMS at December 31, 2015 and 2014 accounted for 19% and 42%, respectively. The aforementioned decrease in revenue is due to the decrease in research funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

In addition, approximately 10% of our net revenue for the year ended December 31, 2015 was sourced through H. Lee Moffitt Cancer Center and Research Institute (“Moffitt”).

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

Our revenue is derived primarily from our laboratory testing services. We currently offer our MyPRS® test through our state-of the-art CLIA-certified, CAP-accredited and state licensed laboratory in Little Rock, Arkansas. MyPRS® is not assigned a specific CPT code, but our local MAC and Blue Cross Blue Shield (“BCBS”), of Arkansas have established a specific payment amount for the test, which is billed under a nonspecific code. We are in varying stages of research and development for other diagnostic tests that we may offer. We do not currently offer any other testing services. If we are unable to increase sales of MyPRS® or to successfully develop and commercialize other diagnostic tests, we will not produce sufficient revenues to become profitable. Our laboratory testing services are expensive and may be a negative factor for gaining routine reimbursement.

If pathologists and oncologists decide not to order our diagnostic tests, we may be unable to generate sufficient revenue to sustain our business.

To increase awareness and adoption of our molecular diagnostic tests and services, we will need to educate oncologists and pathologists on the clinical utility, benefits and value of each type of test we provide through published papers, presentations at scientific conferences and one-on-one education sessions by members of our commercial team. In addition, we will need to assure oncologists and pathologists of our ability to obtain and maintain adequate reimbursement coverage from third-party payors. We may need to hire additional commercial, scientific, technical, selling and marketing and other personnel to support this process. If our educational efforts fail and medical practitioners do not order our diagnostic tests or other tests we may develop, utilization of our tests in sufficient volume for us to achieve sustained profitability or, perhaps, viability may not be possible.

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

  failure of the tests at the research or development stage;
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

We currently offer our proprietary laboratory services in our CLIA-certified and CAP-accredited laboratory. Because we currently offer these tests and services solely for use within our laboratory, we believe we may market the tests as LDTs. Under current FDA enforcement policies and guidance, LDTs generally do not require FDA pre-market clearance or approval before commercialization, and we have marketed our LDTs on that basis. The FDA may, in the future, change this regulatory policy and require pre-market approvals (“PMAs”), for LDTs. We may be unable to obtain PMAs for our tests, which could make it impossible for us to legally market our services, which would mean that our business may not be viable. See the risk factor below — “ If the FDA were to begin requiring approval or clearance of our tests, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for, or reimbursement for our tests .”

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

  whether health care providers believe our diagnostic tests are clinically useful;
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

We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Personalized genetic diagnostics is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as NeoGenomics, Inc., Quest Diagnostics, Abbott Laboratories, Inc., Johnson & Johnson, Roche Molecular Systems, Inc., bioTheranostics, Inc., Genomic Health, Inc., Myriad Genetics Inc., Qiagen N.V., Foundation Medicine, Inc., Cancer Genetics, Inc., and many private companies, including Agendia B.V. Another source of competition comes from other scientific teams attempting to develop GEP signatures utilizing other genes or a subset of the genes utilized in our MyPRS® test. Two groups of note include the French IFM-15 gene signature and the Netherlands EMC-92 gene signature which have been studied by independent groups and compared to the UAMS GEP test, or MyPRS®.

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

We also face competition from companies such as Genoptix, Inc. (a Novartis AG company), Neogenomics, Inc., Cancer Genetics, Inc., Bio-Reference Laboratories, Inc. (a division of OPKO Health, Inc.), Intergrated Genetics (a LabCorp Specialty Testing Group) and Foundation Medicine, Inc., which offer products or services or have conducted research to develop genetic profiles, or genetic or protein biomarkers for various cancers. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products and services aimed at predicting patient outcome as well as identifying targeted treatment options will be developed and that these products and services may compete with the services we offer. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including promoting the use of their test(s) by physicians or patients in other countries.

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

In recent years, we have incurred significant costs in connection with the development of our diagnostic tests. For the year ended December 31, 2015, our research and development expenses were $1.0 million, or 39% of our net revenue, and our selling and marketing expenses were $2.6 million, or 101% of our net revenue. For the year ended December 31, 2014, our research and development expenses were $347,000, or 8% of our net revenue, and our selling and marketing expenses were $717,000, or 17% of net revenue. We expect our expenses to continue to increase, in absolute dollars, for the foreseeable future as we seek to expand the clinical utility of our diagnostic tests, and work to drive adoption of and reimbursement for our diagnostic tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of the Chairman of our board of directors, Bennett S. LeBow, key members of our executive management team and others in key management positions, including Samuel D. Riccitelli, our President and Chief Executive Officer, and Tamara A. Seymour, our Chief Financial Officer. The collective efforts of each of these persons working as a team are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our President and Chief Executive Officer, Samuel D. Riccitelli, our Chief Financial Officer, Tamara A. Seymour, our Chief Commercial Officer, Michael C. Cerio, our Chief Medical Officer, Richard A. Bender, M.D., FACP, our Chief Information Officer, Sudipto Sur, Ph.D., and our Vice President of Research and Operations, Ryan Van Laar, Ph.D. each have employment agreements with us. However, the existence of an employment agreement does not guarantee retention of members of our executive management team or our key employees and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms.

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

  difficulty in obtaining, maintaining or enforcing intellectual property rights in some countries;
  local business and cultural factors that differ from our normal standards and practices;
  foreign currency exchange fluctuations;
  additional U.S., and new foreign regulatory requirements;
  impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments and the fact that local currencies of some countries are not freely convertible;
  geopolitical and economic instability and military conflicts;
  difficulties in managing international partners;
  burdens of complying with a variety of foreign laws and treaties and changes in local laws and regulations, including tax laws;
  increased financial accounting and reporting burdens;
  difficulty in enforcing agreements, judgments and arbitration awards in foreign jurisdictions; and
  adverse economic conditions in any jurisdiction.

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

We license our billing and collections web-based software platform from a third-party provider. Our provider may fail in its obligations to maintain the system and thereby reduce our cash collections and harm our business.

Billing for laboratory tests is complicated and is subject to extensive and non-uniform rules and administrative requirements. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs and increases the aging of accounts receivable and bad debt expenses. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in aging of our accounts receivable. In addition, failure to comply with applicable federal and state laws relating to billing, including, but not limited, to the federal False Claims Act may lead to various penalties including civil and criminal fines and penalties, recoupment efforts, and exclusion from participation in Medicare and other federal health care programs. We rely heavily on a single third party to provide us with key software for our billing. If that third party is unable or unwilling to provide these software systems to us for any reason, or violates the law, we may not be able to submit claims promptly or at all and we may be subject to an investigation and potential civil and criminal penalties. Delays in invoicing can lead to delays in collections, and inaccuracies in our billing could result in lost revenue. If we fail to adapt quickly and effectively to changes affecting our costs, pricing and billing, our profitability and cash flow will be adversely affected.

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

For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which made a number of substantial changes in the way health care is financed by both governmental and private insurers.

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

The ACA, among other things, imposed cuts to Medicare reimbursement for clinical laboratories. Medicare updates laboratory payment rates for inflation based on the CPI. The ACA included a “productivity adjustment” to reduce the CPI update. For 2015, the productivity adjustment for the CLFS was -0.6 percent. In addition, the ACA included an additional 1.75 percent reduction in the CPI update for clinical laboratories for the years 2011 through 2015. The annual update for 2015 in CLFS rates following the productivity adjustment and reduction of 1.75 percentage points was -0.3 percent.

In addition, on February 22, 2012, the President signed the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRJCA”), which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation required the Center for Medicare and Medicaid Services (“CMS”) to rebase payment amounts under the Medicare CLFS, reducing them by 2% in 2013. The reduced 2013 amount served as the base for payment rates in 2014, and subsequent years.

Such legislative changes have negatively impacted payments for clinical laboratory services since 2012. MACs have the authority to apply these cuts to locally determined payments for tests, such as MyPRS®, that are reported using unlisted CPT codes. Thus, even though we use an unlisted CPT code to bill for MyPRS® and reimbursement is determined by the local MAC, such legislative changes could affect our reimbursement. The full impact on our business of such legislative initiatives is uncertain.

In addition, many of the CPT codes that we may use to bill our tests in the future are periodically revised by the AMA. The adoption of analyte specific codes allows payors to better identify tests being performed, resulting in potential changes to coverage and reimbursement. In the 2014 Final Medicare CLFS Rule, CMS announced that it will keep the new molecular codes on the CLFS. CMS also announced that it would price the new codes using a “gapfilling” process by which it refers the codes to the MACs to allow them to determine an appropriate price. In addition, CMS also stated that it would not separately reimburse the algorithm portion of certain of the new codes for MAAAs, because it does not believe the algorithm qualifies as a clinical laboratory test. Thus, payment levels and the methodology for determining payment by Medicare and commercial health plans remain largely unresolved. Furthermore, CMS has the authority to revise payment rates for all tests paid under the CLFS, including imposing payment reductions. Even though we use an unlisted CPT code to bill for MyPRS® and reimbursement is determined by the local MAC, our future reimbursement could be adversely affected by any number of CMS policy or payment changes. For example, if CMS reduces reimbursement for new test codes or does not pay for the algorithmic portion of our MAAA tests, then our revenues will be adversely affected. Whether Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates remains uncertain.

The “Protecting Access to Medicare Act of 2014” (“PAMA”), which was signed into law on April 1, 2014, contained provisions that significantly affect Medicare payment for tests that are reimbursed under the CLFS. PAMA states that, starting in 2017, Medicare payment for each test will be based on the amount of payment being made by private payors for that test. Private payor payment amounts, adjusted for discounts and other price concessions, will be collected by certain laboratories, starting in 2016, and submitted to CMS so that market-based payment rates can be calculated. PAMA further states that, beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. New tests will generally be paid using the crosswalk or gapfilling methodology described elsewhere in this Annual Report. However, some new tests, termed Advanced Diagnostic Laboratory Tests, will be paid based on the laboratory’s actual list charge for a brief period of time until private payor payment data is available. Furthermore, in order to facilitate implementation of the new payment methodology, starting in 2016, CMS is required to assign specific billing codes to many CLFS tests existing at the time of enactment and to all new CLFS tests. The Secretary of HHS published a proposed rule that would implement these PAMA reforms on October 1, 2015. The timing and content of a final rule remain highly uncertain. Under the proposed rule, reporting by “applicable laboratories” would begin on January 1, 2016, and would include private pay rate and volume data for the last two calendar quarters of 2015. We expect that we will likely be considered an “applicable laboratory.” Although the new reimbursement methodology established by PAMA is expected to generally result in relatively lower Medicare reimbursement for clinical diagnostic laboratory tests than has been historically available under the CLFS, the impact of this law and implementing regulations, if any, on Medicare payment for MyPRS® or any test we might develop and commercialize in the future remains unclear. .

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us, but they may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. We expect continuing efforts on the part of payors to reduce reimbursement, to impose more stringent cost controls, and to reduce utilization of clinical test services.

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

  experimental or investigational;
  not medically necessary;
  not appropriate for the specific patient;
  not cost-effective;
  not supported by peer-reviewed publications; and/or
  not included in clinical practice guidelines.

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

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic tests, seeking coverage and reimbursement is a time-consuming and costly process. We cannot be certain that coverage for our tests will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we have experienced in the past, and will likely experience in the future, delays and temporary interruptions in the receipt of payments from third-party payors due to missing documentation and other issues, which could cause delay in collecting our revenue.

We depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

During the years ended December 31, 2015 and 2014, respectively, we derived 19% and 7% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 31% and 17% from government payor programs, most of which was derived from Medicare, and 50% and 76% from direct-bill customers, including hospitals and other laboratories. Medicare and other third-party payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests altogether, which would reduce our total revenues.

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

In some circumstances, being contracted with private third-party payors may limit the amount of reimbursement.

We are currently considered a “non-contracted provider” by a number of private third-party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. If we were to become a contracted provider in the future, the amount of overall reimbursement we would receive may decrease because we could be reimbursed less at a contracted rate than we would be at a non-contracted rate, which could have a negative impact on our revenues. Further, we may be unable to collect payments from patients beyond that which is paid by their insurance and may experience lost revenue as a result.

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

We are subject to CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. In addition, our proprietary tests must also be categorized as part of our CLIA certification so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate under CLIA to perform high complexity testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical reference laboratory outside of the renewal process. Because we are also CAP-accredited, we are subject to published accreditation standards to which we must conform in order to maintain our accreditation, and subject to periodic unannounced laboratory audits.

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

We believe that our MyPRS® test, as utilized in our laboratory testing, is an LDT. As a result, we believe that pursuant to the FDA’s current policies and guidance that the FDA does not currently require that we obtain regulatory clearances or approvals for our LDT. The container we provide for collection and transport of tumor samples from a pathology laboratory or hospital to our clinical reference laboratory may be a medical device subject to the FDA regulation but is currently exempt from pre-market review by the FDA. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot be sure that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, and the results of operations or financial condition.

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
  the federal Physician Payment Sunshine Act requirements under the ACA, which require manufacturers of drugs, devices, biologics and medical supplies to report to HHS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law; and
  state law equivalents of each of the above federal laws, which may apply more broadly, contain additional restrictions, or carry different types of penalties.

We seek to comply with these laws. However, it is possible that we could be the subject of a government investigation regarding our compliance with these or other laws and that the government could take the position that we are not in compliance with one or more of them. In such case, we may be judged to be in violation of those laws and subject to civil and criminal penalties. In addition, many of these laws and regulations are vague or indefinite and have not been interpreted by the courts or regulatory agencies. These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could subject us to liability and/or require us to make changes in our operations.

We believe that federal and state governments continue to strengthen their enforcement efforts against health care fraud. In addition, the ACA increases the funding, power, penalties and remedies to pursue suspected cases of fraud and abuse and provides the government with expanded opportunities to pursue actions under the federal Anti-Kickback Statute, the False Claims Act, and the Stark Law. For example, the ACA narrowed the public disclosure bar under the False Claims Act, allowing increased opportunities for whistleblower litigation. In addition, the legislation modified the intent standard under the federal Anti-Kickback Statute, making it easier for prosecutors to prove that alleged violators had met the requisite knowledge requirement. The ACA and final regulations promulgated thereunder also require Medicare Part A and B providers and suppliers to report and return Medicare overpayments by the later of 60 days after the date on which the overpayment was identified or, if applicable, the date any corresponding cost report is due. Overpayments are considered to be “identified” when the provider or supplier has or should have, through the exercise of reasonable diligence, determined that it has received an overpayment, and quantified the amount of the overpayment. The ACA also provides that claims that include items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claims for purposes of the False Claims Act. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, and/or exclusion from participation in Medicare, Medicaid or other state or federal health care programs, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business, our financial condition and results of operations.

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

Civil Monetary Penalties Law

Individuals or entities who have among other things (1) directly submitted, or caused to be submitted, claims which are improper or false; (2) arranged or contracted with an individual or entity that the person knows or should know is excluded from participation in federal health care programs; or (3) offered or received kickbacks may also be subject to monetary penalties or exclusion under the Civil Monetary Penalties Law (“CMPL”), at the discretion of the OIG. Penalties are generally not more than $10,000 for each item or service. However, under the CMPL, violators of the federal Anti-Kickback Statute provisions may also be subject to additional civil money penalties of $50,000 per violation. Violators are also subject to an assessment of up to three times the amount claimed for each item or service in lieu of damages sustained by the United States or a state agency because of such claim, or damages of up to three times the total amount of remuneration offered, paid, solicited, or received. In addition, any person or entity who violates this section may be excluded from participation in federal and state health care programs.

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

Currently, we are the worldwide exclusive licensee, in our licensed field, and the owner of 14 issued patents (12 issued U.S. patents, one issued European patent validated in nine countries: Switzerland, Germany, Denmark, Spain, France, United Kingdom, Italy, Netherlands, and Sweden, and one issued Japanese patent) and 11 pending patent applications, which include both U.S. and foreign patent applications, relating to various aspects of our technology. Of the 11 pending patent applications, two are owned outright by Signal Genetics, Inc. Our exclusive field of use covers, inter alia, therapeutic, diagnostic, prognostic, and personalized medicine applications worldwide, excluding applications using FISH and some claims directly covering DKK1 inhibitors and their uses.

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

For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court later reversed that decision in Bilski v. Kappos (“Bilski”), finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. On March 20, 2012, in Mayo v. Prometheus (“Mayo”), the U.S. Supreme Court reversed the Federal Circuit’s application of Bilski and invalidated a patent focused on a diagnostic process because the patent claim embodied a law of nature. On July 30, 2012, the USPTO released a memorandum entitled “2012 Interim Procedure for Subject Matter Eligibility Analysis of Process Claims Involving Laws of Nature”, with guidelines for determining patentability of diagnostic or other processes in line with the Mayo decision. On June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics (“Myriad”), the Supreme Court held that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. The Supreme Court’s decision reversed in part and affirmed in part the earlier decision of the Federal Circuit that both isolated genes and cDNA were patent eligible, however, the Supreme Court specifically did not address the patentability of any method claims involving the use of such isolated genes. On March 4, 2014, the USPTO released a memorandum entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products,” which we refer to as the March 4, 2014 memorandum. This memorandum provides guidelines for the USPTO’s new examination procedure for subject matter eligibility under 35 U.S.C. §101 for claims embracing natural products or natural principles. On December 16, 2014, the USPTO issued a “2014 Interim Guidance on Patent Subject Matter Eligibility,” which we refer to as the 2014 Interim Guidance, for use by USPTO personnel in determining subject matter eligibility in view of recent decisions by the U.S. Supreme Court, which superseded the March 4, 2014 memorandum. On July 2015, the USPTO published an updated guidance document entitled “July 2016 Update on Subject Matter Eligibility” that includes new examples and discussion of relevant issues. Although the guidelines do not have the force of law, patent examiners have been instructed to follow them.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions state that:

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

The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days. As such, on November 24, 2015, we received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before May 23, 2016, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days. The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

If compliance cannot be demonstrated by May 23, 2016, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information. The notice states that, if we meet these standards, then we are eligible to have an additional 180 calendar day compliance period. NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency. In addition, if we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum shareholders’ equity, publicly held shares or market value of publicly held shares requirements, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements. Further, if we were to be delisted from The NASDAQ Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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
  the success of competitive products, services or technologies;
  regulatory or legal developments in the United States and other countries;
  developments or disputes concerning patent applications, issued patents or other proprietary rights;
  the recruitment or departure of key personnel;
  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
  variations in our financial results or those of companies that are perceived to be similar to us;
  changes in the structure of health care payment systems;
  market conditions in the diagnostic services sector;
  general economic, industry and market conditions; and
  the other factors described in this “Risk Factors” section.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common stock, preferred stock, debt securities, warrants, rights and units. We have established an “at-the-market” offering pursuant to which we may offer and sell shares of our common stock, if and when our public float increases. Sales of securities under the registration statement will result in dilution of our stockholders and could cause our stock price to fall.

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
  reduced disclosure obligations regarding executive compensation; and
  exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Net operating losses incurred by the Company as of June 17, 2014 and prior to the Corporate Conversion of Signal Genetics LLC into Signal Genetics, Inc. have been used by the members of Signal Genetics LLC to offset gains on other interests and are therefore not able to be carried forward to the Company. The net operating loss carryforward for federal tax purposes held by Signal Genetics, Inc. after the Corporate Conversion through December 31, 2015 totaled $10.6 million.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 5,560 square feet of office space in Carlsbad, California, for our corporate headquarters. This lease expires in October 2017. We also lease 2,800 square feet of space in Little Rock, Arkansas for use as a clinical reference laboratory. This lease expires in March 2017. Based on our current operational needs, we believe that our office space and laboratory facilities are adequate for our operations for the near future and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$1.24	$0.66
Third Quarter	2.73	0.88
Second Quarter	2.94	1.42
First Quarter	3.97	1.76
Year Ended December 31, 2014:
Fourth Quarter	$5.00	$2.11
Third Quarter	9.05	4.12
Second Quarter(1)	9.99	7.05

(1)	From June 18, 2014 through June 30, 2014.

Holders

As of March 15, 2016, we had nine registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.

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

From the closing date of our IPO through September 30, 2015, we used $323,000 to purchase property and equipment, and $5.8 million to fund our cash losses from operations. Therefore, our net cash proceeds from our IPO were expended as of September 30, 2015. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

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

	Years Ended December 31,
(in thousands, except share and per share data)	2015	2014(1)(2)
Consolidated statements of operations data
Net revenue(3)	$2,538	$4,320
Operating expenses:
Cost of revenue	2,472	3,366
Research and development	1,002	347
Selling and marketing	2,559	717
General and administrative	7,692	6,857
Gain on legal settlement	—	(100)
Total operating expenses	13,725	11,187
Loss from operations	(11,187)	(6,867)
Interest expense	(141)	(1,023)
Net loss attributable to stockholders of Signal Genetics, Inc./members of Signal Genetics LLC	$(11,328)	$(7,890)
Net loss per common share, basic and diluted	$(1.40)	$(3.50)
Weighted-average number of shares outstanding, basic and diluted	8,091,899	2,255,864

	As of December 31,
	2015	2014(1)(2)
Consolidated balance sheet data
Cash and cash equivalents	$10,832	$5,119
Total assets	12,902	8,089
Note payable – related party	1,105	—
Total liabilities	2,492	2,098
Total stockholders’ equity	10,410	5,991

(1)	On June 17, 2014, we completed the Corporate Conversion whereby Signal Genetics LLC converted from a limited liability company to a Delaware corporation. Immediately prior to the Corporate Conversion, $27.3 million of our note payable — related party was converted into 2,732,629 newly authorized Class C units (the “Debt Conversion”). In connection with the Corporate Conversion, all outstanding Class A and C units of Signal Genetics LLC were converted into an aggregate of 2,932,629 shares of common stock of the Company, the members of Signal Genetics LLC became stockholders of the Company and the Company succeeded to the business of Signal Genetics LLC and its consolidated subsidiaries.
(2)	On June 23, 2014, we completed our initial public offering of 850,000 shares of our common stock, at $10.00 per share, for net cash proceeds of $6.1 million, which is net of $2.4 million in underwriter commissions and offering expenses.
(3)	During the year ended December 31, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $193,000. During the year ended December 31, 2014, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in prior years of $380,000, of which $106,000 and $274,000 related to revenues previously recorded during 2012 and 2013, respectively.

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

All references to 2015 and 2014 refer to our calendar years ended December 31, 2015 and 2014, respectively.

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

Our growth strategy includes the following key elements:

  Expanding the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our commercial organization.
  Broadening the base of health care insurance companies that have approved reimbursements for MyPRS®.
  Expanding the diagnostic indications for MyPRS® to include asymptomatic monoclonal gammopathy (“AMG”), the precursor conditions to MM.
  Pursuing additional collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease.
  Expanding our information technology infrastructure to further improve our customer service experience.
  Continuing to leverage our relationship with UAMS via our exclusive license agreement.
  Expanding our test offering with the addition of other molecular tests useful to physicians who care for MM patients.
  Expanding and leverage our capabilities into additional blood cancer indications.
  Pursuing additional collaborations, mergers and acquisitions, and in-licensing to expand our service offering.
  Continuing to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield (“AR-BCBS”). In order to broaden our coverage policy approval to include a number of the major health care insurance providers in the United States, we have developed a clinical validity and utility dossier and health economic model to present to third-party payors that supports their reimbursement approval. MyPRS® has been studied extensively and there are more than 30 peer-reviewed scientific publications that describe the validity and utility of the test. MyPRS® is one of the most extensively validated genomic assays available today. Further, the MyPRS® assay has been validated on patient cohorts totaling over 4,500 patients, detailed in 17 peer-reviewed publications. Please visit our website at www.signalgenetics.com in the “Publications” section under the “Physician Resources” tab for a list of these publications. These publications were used to help create the aforementioned clinical utility dossier that justifies reimbursement approval by the majority of health care payors.

Other challenges to our growth strategy include: (1) if medical oncologists do not adopt the use of MyPRS® to evaluate the risk of developing MM in patients with AMG, our growth strategy could be adversely affected, (2) if other tests that more accurately predict the severity of MM, the risk of progression of AMG to MM or the likelihood of response to therapy, are developed, physicians could stop ordering MyPRS® , adversely affecting our ability to generate revenue, and (3) if payors, including our currently contracted payors, decide to reduce payment for MyPRS®.

We operate in only one segment and, currently, have no operations outside of the United States.

2015 Highlights

  In February 2015, we completed a follow-on offering of 3,696,427 shares of our common stock, including the underwriters’ overallotment, at $2.80 per share, for net cash proceeds of $9.1 million, which is net of $1.3 million in underwriter commissions and estimated offering expenses.
  During September 2015, we sold 2,734,983 shares of common stock pursuant to a shelf registration through an “at-the-market” equity offering program (the “ATM program”) for total cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses. Due to the size of our public float, the current ATM program has been completed, unless and until our public float increases.
  In June 2015 we executed a Master Service Agreement (“MSA”) with a leading pharmaceutical company. Under the MSA, our proprietary MyPRS® genetic test will be run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. During 2015, we began the first of four studies as part of the MSA. Under the agreement, MyPRS® will help inform patterns of response to novel therapy regimens with the aim of enabling physicians to better manage multiple myeloma patients based on their specific genetic profile.
  In August 2015, we announced that we executed an agreement with America’s Choice Provider Network (“ACPN”). Under the terms of the agreement, our MyPRS® assay will be offered through ACPN’s proprietary network which covers over 22 million patients across the United States. We expect increased reimbursement support for our assay through agreements such as this to have a positive impact on our revenue generation over the long term.
  In September 2015, we announced that we executed a master services agreement (“MSA”) with a leading biopharmaceutical company. The first two projects under this MSA, which commenced during 2015, will deploy our proprietary MyPRS® test to inform the customers’ clinical stage development program of a novel treatment, including potential combination therapies with current drugs, for patients with multiple myeloma.
  During the fourth quarter of 2015 we executed agreements with additional preferred provider organizations (“PPO”). Under the terms of the agreements, our MyPRS® assay will be offered through additional PPO networks including the Stratose, USA Managed Care Organization, and Evolutions Healthcare Systems PPO networks. Together with the PPO agreement we announced in August 2015 and our other payor relationships with Medicare and Blue Cross Blue Shield of Arkansas, the covered lives within our universe has increased to over 155 million patients in the United States.
  In November 2015 a peer-reviewed paper highlighting the clinical utility of MyPRS® was published on-line in the journal Leukemia. In the paper, titled “The Clinical Value of Molecular Subtyping Multiple Myeloma Using Gene Expression Profiling”, authored by N. Weinhold et al., researchers examined a dataset of 1,217 multiple myeloma patients treated at UAMS to gauge the impact of novel therapies on molecular and risk subgroups. As part of the research, MyPRS® (also known as the GEP70 test) was used to classify patients into risk categories and molecular subtypes. The outcome of this research demonstrates the importance of classifying the risk category and subtype of a patient’s cancer in order to appropriately manage the course of treatment.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During 2015 and 2014, we had two major customers, UAMS and Moffitt. Revenue sourced either from or through UAMS accounted for 54% and 84% of our net revenue during 2015 and 2014, respectively. Revenue sourced through Moffitt accounted for approximately 10% and 9% of our net revenue during 2015 and 2014, respectively.

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

Research and Development Expenses

Our research and development expenses primarily include personnel costs, laboratory supplies, reagents, consulting costs associated with developing and validating new testing services and sponsored research agreements with leading academic institutions for clinical trials and other studies to further validate the use of MyPRS® for MM and AMG.

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

Revenues are recorded on an accrual basis when the contractual obligations are completed as tests are processed through our laboratory and test results are delivered to ordering physicians. Revenues are billed to various payors, including Medicare, contracted insurance companies, directly billed customers (UAMS, pharmaceutical companies, reference laboratories and hospitals) and non-contracted insurance companies. Revenues from Medicare, contracted insurance companies and directly billed customers are reported based on the contractual rate. The difference between the amounts billed and the contractual rates from Medicare and contracted insurance companies are recorded as contractual allowances at the same time the revenue is recognized, to arrive at reported net revenue. The contractual rate is based on established agreed upon rates between us and the respective payor. Directly billed customers are invoiced at the contractual rate by us. Revenues from non-contracted insurance companies are reported based on the amount expected to be collected, which is based on the historical collection experience of each payor or payor group, as appropriate, and anticipated effects of changes in the healthcare industry, if any. The difference between the amount billed and the amount estimated to be collected from non-contracted insurance companies is recorded as a contractual allowance at the same time the revenue is recognized, to arrive at reported net revenue. We do not record revenue from individuals for billings until cash is collected; as collectability is not assured at the time services are provided, therefore there are no accounts receivable from self-payors. Gross revenues from individuals have been immaterial to date.

Our estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom we deal. We regularly refine our estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. We regularly review our historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjust expected revenues for current and subsequent periods accordingly, including previously recorded revenues related to outstanding accounts receivable for such non-contracted payors. During 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $193,000 and represented 32% of the total non-contracted revenues for 2014. Although we regularly refine our estimates to reflect recent historical collection experience, if we have a similar percentage reduction of 32% in our estimated amount to be collected from non-contracted payors on the uncollected accounts receivable from non-contracted payors at December 31, 2015 of $131,000, this could result in a $42,000 unfavorable change in our financial position and results of operations.

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

We record accounts receivable net of contractual allowances and an allowance for doubtful accounts. At December 31, 2015 and 2014, contractual allowances were $2.1 million and $1.5 million, respectively. We estimate an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During 2015 and 2014, we recognized $33,000 and $177,000 in bad debt expense, respectively. At December 31, 2015 and 2014, there were no allowances for doubtful accounts. Uncollectability of accounts receivable for a non-contracted payor is typically a reflection of an estimate in excess of actual collections and is adjusted in the period of collection as a change in estimate resulting in an increase in contractual allowances and, therefore, a reduction in current period net revenue.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balance at December 31, 2015 and 2014. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	December 31, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$116	$55	$32	$16	$219
Contracted insurance companies	13	—	9	16	38
Direct bill	101	12	24	14	151
Non-contracted insurance companies	336	256	215	1,244	2,051
Accounts receivable, gross	566	323	280	1,290	2,459
Less: contractual allowances	(347)	(245)	(230)	(1,243)	(2,065)
Accounts receivable, net	$219	$78	$50	$47	$394

	December 31, 2014
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$79	$44	$51	$82	$256
Contracted insurance companies	12	4	4	52	72
Direct bill	161	282	67	—	510
Non-contracted insurance companies	182	142	160	1,216	1,700
Accounts receivable, gross	434	472	282	1,350	2,538
Less: contractual allowances	(162)	(113)	(127)	(1,048)	(1,450)
Accounts receivable, net	$272	$359	$155	$302	$1,088

The days sales outstanding (“DSO”) was 53 days at December 31, 2015 compared to 84 days at December 31, 2014. The decrease in DSO is primarily due to improved collection of Medicare and non-contracted third party payors during 2015, reflective of improved collection procedures internally. Net revenues from private insurance payors was 19% and 7% of total net revenue during 2015 and 2014, respectively. Since these customers are slower to pay, we would expect our DSO’s to increase as net revenues from these customers increase.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Revenue

Net revenue was $2.5 million during 2015, a decrease of $1.8 million, or 41%, compared to $4.3 million during 2014. Net revenue and tests billed during 2015 and 2014 were as follows:

	Net Revenue				Tests Billed
			Increase (Decrease)				Increase (Decrease)
(dollars in thousands)	2015	2014	$	%	2015	2014	#	%
UAMS-sourced:
Research programs	$954	$3,114	$(2,160)	(69)%	1,170	3,225	(2,055)	(64)%
Clinical patient revenue	412	504	(92)	(18%	346	448	(102)	(23)%
Other US hospitals and direct billed customers	1,052	668	384	57%	921	511	410	80%
Pharmaceutical services	120	34	86	253%	59	12	47	392%
Total	$2,538	$4,320	(1,782)	(41)%	2,496	4,196	(1,700)	(41)%

The net revenue recognized and number of tests reported and billed under the UAMS research programs decreased 69% and 64% respectively, in 2015 compared to 2014 primarily due to the decrease in funds available at UAMS for such programs. We expect continued declining revenue from the UAMS research programs.

The number of tests we reported and billed for UAMS-sourced clinical patients decreased 23% in 2015 when compared to 2014 due to the normal fluctuation in patient census. Net revenue recognized for such tests billed decreased 18% in 2015 when compared to 2014. The decrease in net revenue related to the decreased test volume, offset by $73,000 of net unfavorable prior year adjustments, booked in 2015, related to revenues recorded in the prior year.

The number of tests we billed for other U.S. hospitals and direct billed customers increased 80% in 2015 when compared to 2014 due to an increase in new hospital customers, a direct result of the ongoing expansion of our commercial organization and our increased marketing efforts. Net revenue recognized for such tests increased 57% in 2015 when compared to 2014. The increase in net revenue was driven by the increased test volume offset by a reduction in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors. Additionally, a net unfavorable prior year adjustment of $120,000 was booked in 2015, relating to revenues recorded in the prior year. The reduction in current year pricing estimates for these non-contracted payors was in anticipation of the potential impact of the Affordable Care Act on utilization, coupled with a review of our historical collection trends, including non-contracted payors for whom we do not have collection experience. We expect the number of new payors to continue to increase, which may affect our collection trends and, therefore, revenue estimates for billings to non-contracted insurance payors.

The net revenue recognized and number of tests reported and billed under service agreements with pharmaceutical customers increased 253% and 392%, respectively, in 2015 compared to 2014 due to the master laboratory service agreements executed with two pharmaceutical companies during 2015. We expect revenue from our pharmaceutical services business to grow as testing volume from these two agreements increase. We are pursuing additional agreements with other pharmaceutical companies as well as additional projects with our two current collaborators.

Cost of Revenue

Cost of revenue was $2.5 million or 97% of net revenues, during 2015, a decrease of $894,000, or 27%, compared to $3.4 million, or 78% of net revenues, during 2014. The decrease was attributable to 1) $526,000 in decreased personnel costs, primarily related to $200,000 in decreased stock-based compensation expense, $100,000 in one-time bonuses paid in 2014, $156,000 in labor costs allocated to research and development projects and $109,000 in reduced employee health insurance costs related to changing insurers, and 2) $424,000 in decreased material and supply costs due to a decrease in the total tests performed. These decreases were partially offset by a $56,000 increase in other laboratory related expenses, including depreciation expense.

Research and Development Expenses

Research and development expenses were $1.0 million during 2015, an increase of $655,000, or 189%, when compared to $347,000 during 2014. The increase is due to $470,000 in our increased usage of labor, materials and supplies for research projects, $15,000 in increased consulting services and $170,000 in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG.

Selling and Marketing Expenses

Selling and marketing expenses were $2.6 million during 2015, an increase of $1.8 million, or 257%, when compared to $717,000 during 2014. The increase was primarily attributed to a $1.4 million increase in personnel costs related to expanding our sales and marketing function and establishing our managed care, commercial and business development functions, and $432,000 of expense for new marketing projects.

General and Administrative Expenses

General and administrative expenses were $7.7 million during 2015, an increase of $835,000, or 12%, when compared to $6.9 million during 2014. The increase was primarily attributable to $1.2 million in increased personnel costs related to hiring our chief financial and information officers, and accounting, internal billing, information technology and administrative staff, $275,000 in additional costs for an incentive plan, $638,000 of increased legal, accounting and insurance expenses related to our being a publicly-traded company for a full year during 2015, partially offset by $1.1 million in decreased stock-based compensation expense and $144,000 in decreased bad debt expense.

Gain on Legal Settlement

In August 2013, we settled a lawsuit in which we were the plaintiff for a tortuous interference claim regarding a potential acquisition, of which $100,000 was recognized as a gain on legal settlement during 2014.

Interest Expense

Interest expense was $141,000 during 2015, compared to $1.0 million during 2014. The decrease was primarily attributable to the Debt Conversion that occurred in June 2014.

Liquidity and Capital Resources

We had cash and cash equivalents of $10.8 million at December 31, 2015 compared to $5.1 million at December 31, 2014. At December 31, 2015, we had working capital of $9.3 million.

On July 10, 2015, we filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by our public float. Concurrently with filing the Shelf Registration, we entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of our common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at-the-market” equity offering program (the “ATM program”). During September 2015, we sold 2,734,983 shares of common stock pursuant to this registration for total cash proceeds of $4.0 million, which is net of $429,000 in underwriter commissions and offering expenses. Due to the size of our public float, the current ATM program has been completed, unless and until our public float increases.

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

Prior to our initial public offering (“IPO”) in June 2014, our principal sources of cash consisted primarily of borrowings on our note payable to a related party. We received total cash proceeds of $6.1 million from our IPO, which is net of $2.4 million in underwriter commissions and offering expenses.

We expect that as our revenues grow, our operating expenses will grow and, as a result, we will need to generate significant additional net revenues to achieve profitability.

We have no material commitments for capital expenditures at this time.

Although we are forecasting continued losses and negative cash flows as we continue to fund our commercialization activities and research and development programs, we currently expect that we will have sufficient cash and cash equivalents on hand to support operations for 12 to 15 months from the date of this report. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Operating activities

Cash used by operations during 2015 was $6.9 million, compared to $2.2 million during 2014. Our use of cash during 2015 was primarily a result of our higher net loss during 2015, when compared to 2014. Changes in operating assets and liabilities during 2015 provided cash of $1.1 million, compared to $282,000 during 2014.

During 2015, the provision of cash from changes in operating assets and liabilities of $1.1 million includes a $694,000 decrease in accounts receivable, which reflects a reduction in our DSO from 84 days at December 31, 2014 to 53 days at December 31, 2015, a $633,000 increase in accounts payable and accrued liabilities, primarily due to higher accrued compensation and related expenses, partially offset by a $248,000 reduction in our lease termination/abandonment payable, due to payments made on the terminated lease.

Revenues from non-contracted insurance companies represented 17% and 7% of our total revenues during 2015 and 2014, respectively. Since these customers are slower to pay, our accounts receivable over 90 days will increase if revenues from these customers increase. We do not know if collections will remain at the levels experienced during 2015. Future collections may depend upon our ability to obtain in-network contracts with additional insurance providers.

During 2014, the provision of cash from changes in operating assets and liabilities of $282,000 includes a $383,000 increase in accounts payable and accrued liabilities, primarily due to higher accrued compensation and related expenses, a $178,000 decrease in inventory due to the timing of the receipt of laboratory materials and supplies and a $191,000 decrease in prepaid expenses and other assets, which were partially offset by a $376,000 reduction in our lease termination/abandonment payable due to payments made on the terminated lease. Our DSO at December 31, 2014 remained relatively flat at 84 days when compared to December 31, 2013 at 83 days.

Investing activities

Net cash used by investing activities during 2015 of $95,000 was for the purchase of property and equipment, partially offset by a reduction in our security deposit on a lease.

Net cash used by investing activities during 2014 of $274,000 was primarily for the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources for the purchase of property and equipment during 2016.

Financing activities

Net cash provided by financing activities during 2015 of $12.7 million consisted primarily of the net proceeds from our public offerings of common stock in February and September 2015 of $13.1 million, partially offset by $363,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards.

Net cash provided by financing activities during 2014 of $7.4 million consisted primarily of $6.6 million in net proceeds from our IPO and $795,000 in net proceeds from our note payable-related party.

Related Party Transactions

During 2014, our then majority member, and current Chairman of our board of directors, through various entities controlled by such member, loaned a net amount of $795,000 to us to support our operations. The secured note bore interest at 8% compounded quarterly, was due on demand and collateralized by substantially all of our assets. Pursuant to the terms of an Exchange Agreement, and prior to the Corporate Conversion, $27.3 million of the Secured Note payable as of June 17, 2014 was exchanged for 2,732,629 Class C units of Signal Genetics LLC and recorded to members’ equity. The remaining $1.0 million as of that date, along with an additional $45,000, which was advanced to pay for certain offering expenses, was reclassified as unsecured amounts due to related party in the consolidated balance sheet. The aggregate amount was non-interest bearing and was due on demand.

On March 6, 2015, our amounts due to related party, aggregating $1,045,000, were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note was deferred and amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the year ended December 31, 2015 was $132,000. The note balance at December 31, 2015 was $1,105,000 and accrued interest payable of $73,000 is included in accrued liabilities in the consolidated balance sheet at December 31, 2015.

Commitments and Contingencies

At December 31, 2015, other than our office and laboratory lease, a license agreement with UAMS and a services agreement with a third party to assist with collections from customers, we had no material commitments other than the liabilities reflected in our financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members. Set forth below are our directors and executive officers and their respective ages and positions as of the date of this report:

Executive Officers and Directors	Age	Position(s) Held
Bennett S. LeBow	78	Chairman of the Board
Samuel D. Riccitelli	57	President, Chief Executive Officer and Director
Tamara A. Seymour	57	Chief Financial Officer
David A. Gonyer, R. Ph.	52	Director
Douglas A. Schuling	55	Director
Robin L. Smith, M.D.	51	Director

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

David A. Gonyer, R. Ph. Mr. Gonyer became a member of our board of directors immediately prior to the listing of our common stock on The NASDAQ Capital Market in June 2014. Mr. Gonyer is a co-founder of Evoke Pharma, Inc., a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal diseases, and has served as its President and Chief Executive Officer and a member of its board of directors since March 2007. From January 2004 to June 2007, Mr. Gonyer served as Vice President, Strategic and Product Development of Medgenex, Inc., a subsidiary of Victory Pharma, Inc., a biopharmaceutical company focused on acquiring, developing and marketing products to treat pain and related conditions. From April 2000 to December 2004, Mr. Gonyer was a founder and Vice President of Sales and Marketing at Xcel Pharmaceuticals, Inc., a specialty pharmaceutical company focused on neurological disorders. From December 1996 to April 2000, Mr. Gonyer served as Director of Marketing at Elan/Dura Pharmaceuticals, Inc. From 1987 to 1996, Mr. Gonyer held a broad range of management positions in commercial operations, alliance/partnership management, and regional sales at Eli Lilly & Company, a global pharmaceutical company. From 2010 to 2015, Mr. Gonyer served as a member of the board of directors of Neurelis, Inc., a privately held neurological specialty pharmaceutical company. Mr. Gonyer is a Registered Pharmacist and holds a B.Sc. in Pharmacy from Ferris State University School of Pharmacy.

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

Dr. Robin L. Smith. Dr. Robin Smith became a member of our board of directors immediately prior to the listing of our common stock on The NASDAQ Capital Market in June 2014. From July 2007 to December 2014, Dr. Smith served as Chief Executive Officer of Caladrius Biosciences, Inc. (formerly NeoStem, Inc.). She also served as Chairman of the Board of Caladrius Biosciences, Inc. during that tenure and until December 2015. During her transition for the first 6 months of 2015, she served as Executive Chairman of the Board of Caladrius Biosciences, Inc. Dr. Smith currently serves on the board of directors of MYnd Analytics, Inc. and BioXcel Corporation. Dr. Smith is also the president and chairman of the board of The Stem for Life Foundation. She was also appointed to the board of directors, Science and Faith STOQ Foundation in Rome and the Capital Formation Committee of the Alliance for Regenerative Medicine, and Chief Executive Officer from July 2007 to December 2014. Dr. Smith also serves on the board of directors of the Palm Beach Country Club from April 2015 to the present.

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

Key Employees

Michael Cerio. Mr. Cerio has served as our Chief Commercial Officer since January 1, 2016 and as Senior Vice President of Commercial Strategy and Business Development from August 2014 through December 2015. Prior to joining us, Mr. Cerio served as an independent consultant building out commercial plans for oncology diagnostics startups with the life science venture capital firm, MPM Capital, Inc., since May 2013. From June 2012 to April 2013, Mr. Cerio served as Consulting Chief Executive Officer for Modulation Therapeutics, Inc., a company that was developing a novel mechanism of action MM drug. From April 2012 to April 2013, Mr. Cerio was the President and Chief Executive Officer of Oncolome Diagnostics, Inc., where he built out commercial plans for oncology diagnostics in myelodysplastic syndrome and non-small cell lung cancer. From 2005 through 2011, Mr. Cerio led the licensing, early commercial strategy and merger and acquisition teams at Genzyme Genetics Corp., the clinical diagnostics business unit of Genzyme Corporation. From 1999 through 2005, Mr. Cerio held business development and licensing roles at BG Medicine and Genaissance Pharmaceuticals Inc. Mr. Cerio holds a B.S. in biology from Syracuse University, a M.S. in microbiology from the University of Connecticut and a M.B.A. from Columbia University.

Richard A. Bender MD, FACP. Dr. Bender has served as our Chief Medical Officer since September 2015. Prior to joining us, from 2012 to 2015, Dr. Bender held consulting roles with various companies, including serving as a long-term Medical Affairs Consultant for Quest Diagnostics. From 2011 to 2012, Dr. Bender served as Senior Vice President, Medical Affairs of Caris Life Sciences. From 2008 to 2011, he held the role of Chief Medical Officer and Vice President of Agendia, Inc. where he helped to develop advocacy, adoption and reimbursement of the company's breast cancer assays. From 2002 to 2008, Dr. Bender served as the Medical Director of Hematology/Oncology at Quest Diagnostics. From 2000 to 2002, he served as Senior Director/Strategic Development Leader in Medical Oncology/Hematology at Johnson & Johnson Pharmaceutical R&D. From 1982 to 2000, he served as Director of Medical Oncology/Hematology at Permanente Medical Group where he helped to manage the second largest cancer center in California. From 1972 to 1978, Dr. Bender served in various roles including Senior Investigator and Attending Physician at the National Cancer Institute in Bethesda, Maryland. Dr. Bender received his M.D. from the University of California, Los Angeles as a Regents Scholar and has a B.A. in Biology from the University of California, Santa Barbara.

Sudipto Sur, Ph.D. Dr. Sur has served as our Chief Information Officer since January 2015. Prior to joining us, Dr. Sur was President of Anssur Corp and Founder and Chief Executive Officer of Miralex Systems Incorporated from 2007 to 2014, firms involved in modeling, analysis and visualization services for large scale scientific, engineering, marketing and business data as well as in the development of complex engineering systems and algorithms in areas such as medical robotics and unstructured large scale imaging. From 2004 to 2007, he served as Director of R&D: Informatics and Systems for Sequenom, Inc. From 2001 to 2004, Dr. Sur was Associate Director, Control Systems and Software for Genoptix, Inc. Dr. Sur holds a Ph.D. in Control Systems and Robotics from the California Institute of Technology and a B.S. in Mechanical Engineering from the Indian Institute of Technology, Bombay.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table (2015 and 2014)

The following table sets forth the information as to compensation paid to or earned by our President and Chief Executive Officer and our only other executive officer during the fiscal years noted below whose total compensation exceeded $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Award(s) (1)	Option Award(s) (1)	All Other Compensation	Total
Samuel D. Riccitelli	2015	$450,000	$—		$—	$—	$—	$450,000
Chief Executive Officer	2014	$450,000	$90,000	(2)	$7,455,110	$—	$24,164	$8,019,274
and President
Tamara A. Seymour (3)	2015	$350,000	$—		$—	$53,070	$—	$403,070
Chief Financial Officer	2014	$144,712	$43,414		$468,280	$—	$1,398	$657,804

(1)	Represents the aggregate grant date fair value of stock awards or options for common stock computed in accordance with FASB ASC Topic 718.
(2)	Discretionary bonus granted in March 2015, not made pursuant to any contractual arrangement.
(3)	Ms. Seymour has served as Chief Financial Officer since August 4, 2014.

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

2014 Stock Incentive Plan

Prior to our initial public offering, we adopted a stock incentive plan (the “2014 Plan”). On March 25, 2015, our Board approved an amendment to the 2014 Plan (the “2014 Plan Amendment”), which was subsequently approved by our stockholders on June 18, 2015, which increased the number of shares of our Common Stock reserved for issuance by 854,601 shares (the “Additional Shares”) from 1,245,399 shares to 2,100,000 shares. The 2014 Plan Amendment also provides for an annual increase to the total number of shares available for issuance under the 2014 Plan, as amended, on the first day of each calendar year, beginning with January 1, 2016 and ending with the last January 1 during the initial ten-year term of the plan, equal to the lesser of (A) four percent (4%) of the shares of Common Stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of Common Stock as determined by the Board. No other amendments were made to the 2014 Plan.

 The 2014 Plan, as amended, is otherwise unchanged from the plan as approved by the stockholders prior to our initial public offering, except for the increase in the total authorized shares thereunder and the “evergreen” provision. A description of the 2014 Plan, as amended by the 2014 Plan Amendment, is included below. This is not a complete statement of the 2014 Plan. The full text of the 2014 Plan was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2014 with the SEC, which is available at the SEC’s website located at www.sec.gov. The 2014 Plan Amendment is attached hereto as Exhibit 10.15.

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

Shares subject to the plan. The number of shares of common stock that we may issue pursuant to awards under the 2014 Plan is 2,100,000; provided, however, that no more than 1,680,000 shares of common stock may be issued in the form of full-value awards, and no more than 1,000,000 shares of common stock may be issued pursuant to incentive stock options intended to qualify under section 422 of the Internal Revenue Code. The maximum number of shares of common stock subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual will be limited to 750,000 shares. These limits will be appropriately adjusted to reflect any stock dividends, split ups, recapitalizations, mergers, consolidations, share exchanges, and similar transactions. If any award, or portion of an award, under the 2014 Plan expires or terminates unexercised, becomes unexercisable, is settled in cash without delivery of shares, or is forfeited or otherwise terminated, surrendered or canceled as to any shares, or if any shares are repurchased by or surrendered to us in connection with any award, or if any shares are withheld by us, the shares subject to such award and the repurchased, surrendered and withheld shares will thereafter be available for further awards under the 2014 Plan other than incentive stock options.

“Evergreen” provision. The 2014 Plan Amendment also provides for an annual increase to the total number of shares available for issuance under the 2014 Plan, as amended, on the first day of each calendar year, beginning with January 1, 2016 and ending with the last January 1 during the initial ten-year term of the plan, equal to the lesser of (A) four percent (4%) of the shares of Common Stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of Common Stock as determined by the Board.

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

Types of awards. The 2014 Plan provides for grants of stock options (including incentive stock options qualifying under Code section 422 and nonstatutory stock options), stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. As of December 31, 2015, 1,404,740 shares have been granted pursuant to awards under the 2014 Plan. Future benefits or amounts that will be allocated to any participant or group of participants are indeterminable at this time because participation and the types of awards (including options) available under the plan are subject to the discretion of the plan administrator.

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

Amendment and termination. The 2014 Plan became effective on June 17, 2014. The 2014 Plan Amendment became effective on June 18, 2015. No award will be granted under the 2014 Plan after the close of business on the day before the tenth anniversary of the effective date of the plan. Our board of directors may terminate, amend or modify the 2014 Plan, or any portion thereof, at any time. Stockholder approval will be required to reprice any options or SARs under the 2014 Plan.

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

Outstanding Equity Awards at Fiscal Year-End 2015

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2015.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Samuel D. Riccitelli	—		—	—	—	—	$93,188	(2)	—	—
Tamara A Seymour	60,000	(1)	—	—	$1.57	—	51,750	(3)	—	—

(1)	The options underlying this award vest as follows: (1) 15,000 options vest on August 12, 2016; and the remaining 45,000 options vest in 36 equal monthly installments beginning on September 12, 2016.
(2)	124,251 shares underlying this award vest on June 17, 2016. The remaining shares underlying this June 17, 2014 award previously vested as follows: (1) 248,504 shares vested on June 17, 2014; (2) 124,252 shares vested on January 1, 2015; (3) 124,252 shares vested on June 17, 2015; and (4) 124,252 shares vested on December 17, 2015. Settlement of 372,756 of the vested shares was made on April 8, 2015, with $249,269 paid in cash to Mr. Riccitelli in exchange for 119,842 of the shares to satisfy tax withholding requirements. Settlement of 124,252 of the vested shares was made on June 19, 2015, with $69,513 paid in cash to Mr. Riccitelli in exchange for 46,036 of the shares to satisfy tax withholding requirements. Settlement of 124,252 vested shares was made on February 12, 2016, with $24,963 paid in cash to Mr. Riccitelli in exchange for 54,268 of the shares to satisfy tax withholding requirements. The remaining 124,251 shares that vest in 2016 will be made on or after the vesting date, as determined by the Company, in a manner intended to comply with the terms of the award agreement and applicable law.
(3)	23,000 shares underlying this award vest on August 4th in each of 2016, 2017 and 2018. Settlement of 23,000 of the vested shares was made on August 4, 2015, with $13,294 paid in cash to Ms. Seymour in exchange for 8,522 of the shares to satisfy tax withholding requirements. The remaining shares that vest after 2015 will be made on or after the vesting date, as determined by the Company, in a manner intended to comply with the terms of the award agreement and applicable law.

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

Director Compensation

Prior to our Corporate Conversion and our initial public offering, we did not pay compensation to our managers for their service on our board of managers. In connection with our initial public offering, our board of directors adopted the following compensation arrangement for our non-employee independent directors, which was in effect until August 6, 2015.

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

Our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, as the case may be, effective as of August 6, 2015:

Annual Compensation

•	Board Member Retainer — $40,000

•	Board Chairman Retainer — $30,000

•	Audit Committee Member Retainer — $10,000

•	Audit Committee Chairman Retainer — $20,000

•	Compensation Committee Member Retainer — $7,500

•	Compensation Committee Chairman Retainer — $15,000

•	Nominating and Corporate Governance Committee Member Retainer — $5,000

•	Nominating and Corporate Governance Committee Chairman Retainer — $10,000

Equity Awards granted upon appointment to the Board of Directors

•	Stock Option Award — 25,000 shares

In August 2015, the Compensation Committee and the Board granted the acceleration of the vesting of 4,125 remaining unvested restricted stock units previously granted to each non-employee director and granted 5,000 restricted stock units, which restricted stock units fully vested on grant. Beginning in 2016, the Chairman and each current non-employee director shall receive, subject to Board approval, an annual option grant as of the date of the Company’s annual meeting to purchase 18,000 shares of the Company’s Common Stock, which grant shall vest monthly over a one-year period beginning on the date of grant and shall have an exercise price equal to the fair market value of a share of the Company’s Common Stock as of the date of grant and shall be subject to such other terms and conditions as set forth in the Company’s form of stock option grant agreement.

2015 Director Compensation

The table below sets forth the compensation of our non-employee directors for fiscal year 2015.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Total ($)
David A. Gonyer, R. Ph.	52,750	8,100	16,043	76,893
Bennett S. LeBow	35,000	8,100	16,043	59,143
Douglas A. Schuling	57,750	8,100	16,043	81,893
Robin L. Smith, M.D.	54,000	8,100	16,043	78,143

(1)	Mr. Riccitelli, our President and Chief Executive Officer, is also a director on our board of directors. Mr. Riccitelli’s compensation for serving as our President and Chief Executive Officer is reported in the Summary Compensation Table and other compensation tables set forth under “Executive Compensation.” Mr. Riccitelli does not receive any additional compensation for his service on our Board.
(2)	Each of the non-employee directors was granted a restricted stock unit award for 5,000 shares of common stock on August 6, 2015. Each restricted stock unit vested immediately upon the date of grant. The values set forth in this column are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.
(3)	Each of the non-employee directors was granted a stock option to purchase 18,000 shares of common stock on August 6, 2015. The stock options vest in ten equal monthly installments beginning on August 31, 2015. The values set forth in this column are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, we had one equity compensation plan in place under which shares of our common stock were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	983,325	(1)	$2.28	(2)	695,260
Equity compensation plans not approved by stockholders	—		$—		—
Total	983,325		$2.28		695,260

(1)	Total includes options to purchase 631,567 of common stock and 351,758 shares that may be issued under outstanding restricted stock units.
(2)	The weighted-average exercise price does not take into account the restricted stock units.

A description of our equity compensation plan is set forth in Note 6 to the consolidated financial statements included elsewhere in this report.

Beneficial Ownership of Our Securities

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2016:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, warrants or other rights that are either immediately exercisable or exercisable on or before May 14, 2016, which is 60 days after the date of the information provided. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Signal Genetics, Inc., 5740 Fleet Street, Carlsbad, California 92008.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Ownership(1)
5% Holders
LeBow Alpha, LLLP(2)	2,232,629		20.8%
E. Jeffrey Peierls(3)	681,100		6.4%
Executive Officers, Directors and Director Nominees
Bennett S. LeBow(2)	2,253,829	(4)	21.0%
Samuel D. Riccitelli	415,114		3.9%
Tamara A. Seymour	14,478		0.1%
David A. Gonyer	28,200	(5)	0.3%
Douglas A. Schuling	28,200	(6)	0.3%
Dr. Robin L. Smith	28,200	(7)	0.3%
All Executive Officers & Directors, as a group (six persons)	2,768,021	(8)	25.7%

(1)	Based on 10,709,080 common shares outstanding as of March 15, 2016.
(2)	Bennett S. LeBow is the sole partner of LeBow Alpha. By virtue of his position with LeBow Alpha, he is deemed to be the beneficial owner of these shares and has sole voting and dispositive power over the shares. The address of LeBow Alpha is 667 Madison Avenue, 14th Floor, New York, New York 10065.
(3)	Based solely on the Schedule 13G filed with the SEC on March 20, 2015, as of March 11, 2015, E. Jeffrey Peierls has sole voting and sole dispositive power over 85,500 shares, and shared voting and shared dispositive power over 595,600 shares. Brian E. Peierls has sole voting and sole dispositive power over 50,000 shares, and shared voting and shared dispositive power over 595,600 shares. E. Jeffrey Peierls, President and a Director of the Peierls Foundation, Inc. (“Foundation”) and Brian E. Peierls, Secretary/Treasurer of the Foundation, are co-trustees of UD E.S. Peierls for E. F. Peierls; and co-managers of 75 Brian L.L.C., 75 Jeff L.L.C, Life/Brian, L.L.C., Life/Jeff L.L.C., Jen/Brian, L.L.C., Jen/Jeff, L.L.C., Bypass 1, L.L.C., Unitrust1, L.L.C.; and, co-trustees of UW E.S. Peierls for Brian E. Peierls and UW E.S. Peierls for E. Jeffrey Peierls. Each of E. Jeffrey Peierls and Brian E. Peierls, as co-managers and as co-trustees may be deemed to indirectly own the securities owned by each Limited Liability Company and each Trust as well as being control persons of the Foundation. In such filing E. Jeffrey Peierls lists his address as 73 South Holman Way, Golden, Colorado, 80401 and Brian E. Peierls lists his address as 7808 Harvestman Cove, Austin, Texas, 78731.
(4)	Includes 5,000 shares of common stock owned directly by Mr. LeBow, 2,232,629 shares owned by LeBow Alpha in which Mr. LeBow has a beneficial interest, and 16,200 shares that Mr. LeBow has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 15, 2016.
(5)	Includes 10,500 shares of common stock owned directly by Mr. Gonyer and 17,700 shares that Mr. Gonyer has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 15, 2016.
(6)	Includes 10,500 shares of common stock owned directly by Mr. Schuling and 17,700 shares that Mr. Schuling has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 15, 2016.
(7)	Includes 10,500 shares of common stock owned directly by Dr. Smith and 17,700 shares that Dr. Smith has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 15, 2016.
(8)	Includes 69,300 aggregate shares of common stock that such persons have the right to acquire from us upon the exercise of outstanding options within 60 days after March 15, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a summary of transactions since January 1, 2015 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this report entitled “Management — Non-Employee Director Compensation” and “Management — Executive Compensation.”

Note Payable – Related Party

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

On March 6, 2015, the amounts due to related party were converted into an unsecured note payable – related party bearing interest at 8% per annum and due on demand on or after June 30, 2015. The principal amount of the note, $1.1 million, was increased over the amounts due to related party prior to its issuance to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. Interest expense related to this note during the year ended December 31, 2015 was $132,000. The note balance and accrued interest payable at December 31, 2015 were $1,105,000 and $73,000, respectively. No interest was paid during 2015 and as of March 15, 2016, the note has not been called.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

In connection with the audit of our 2015 and 2014 consolidated financial statements the Company entered into engagement agreements with BDO USA, LLP, which sets forth the terms by which BDO USA, LLP has performed audit services for the Company.

The aggregate fees agreed to by the Company for the annual audits for the years ended December 31, 2015 and 2014, and all other audit fees paid by the Company to BDO USA, LLP during 2015 and 2014 were $225,000 and $222,000, respectively. Audit fees for the years ended December 31, 2015 and 2014 were for professional services provided in connection with the annual audits of the Company’s consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, professional services in connection with SEC registration statements, and other documents filed with the SEC or other documents issued in connection with securities offerings, and professional services provided in connection with other statutory or regulatory filings.

All audit fees relating to the audit for the year ended December 31, 2015, were approved in advance by the Audit Committee. All audit and non-audit services to be provided by BDO USA, LLP were, and will continue to be, pre-approved by the Audit Committee.

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

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Signal Genetics, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on August 14, 2014).
3.2	Bylaws of Signal Genetics, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on August 14, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (No. 333-201533) filed with the Securities and Exchange Commission on January 29, 2015).
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on June 6, 2014).
10.1	Assignment of Membership Interests between LeBow Alpha LLLP and Signal Genetics LLC, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.2†	License Agreement, dated April 1, 2010, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Myeloma Health LLC (the “UAMS License Agreement”) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on April 9, 2014).
10.2.1	Letter Agreement, dated April 1, 2010, of Signal Genetics LLC (f/k/a Myeloma Health, LLC) (as referenced in the UAMS License Agreement) (incorporated by reference to Exhibit 10.2.1 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.3	First Amendment to License Agreement, dated September 1, 2010, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Myeloma Health LLC (the “First Amendment to UAMS License Agreement”) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.3.1	Letter Agreement, dated February 25, 2014, of Signal Genetics LLC (f/k/a Myeloma Health, LLC) (as referenced in the First Amendment to UAMS License Agreement) (incorporated by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.4†	Second Amendment to License Agreement, dated September 14, 2010, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Myeloma Health LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.5	Third Amendment to License Agreement, dated October 2011, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Myeloma Health LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.6	Fourth Amendment to License Agreement, dated December 1, 2011, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Myeloma Health LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.7†	Reference Laboratory Services Agreement, dated March 21, 2011, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences’ Clinical Laboratory and Signal Genetics LLC (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).

Exhibit Number	Description of Exhibit
10.8†	Reference Laboratory Services Agreement, dated September 20, 2014, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Signal Genetics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on November 11, 2014).
10.9†	Reference Laboratory Services Agreement for Research Specimens, dated March 21, 2011, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences’ Myeloma Institute for Research Therapy and Signal Genetics LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.10†	Reference Laboratory Services Agreement for Research Specimens, dated September 20, 2014, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Signal Genetics, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on November 11, 2014).
10.13	Form of Indemnification Agreement between Signal Genetics, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (No. 333-194668) filed with the Securities and Exchange Commission on March 19, 2014).
10.14*	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on August 14, 2014).
10.15*	First Amendment to the Signal Genetics, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36483) filed with the Securities and Exchange Commission on June 23, 2015).
10.16	Exchange Agreement, dated June 17, 2014, by and between Signal Genetics LLC, LeBow Alpha LLLP, LeBow Gamma Limited Partnership, BSL Capital, Inc., Bennett S. LeBow, the LeBow 2012 Nevada Trust and the LFIT-A Trust (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on August 14, 2014).
10.17*	Amended and Restated Employment Agreement, dated June 17, 2014, by and between Signal Genetics, Inc. and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on August 14, 2014).
10.18*	Form of Restricted Stock Unit Agreement by and between Signal Genetics, Inc. and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on April 9, 2014).
10.19	Letter Agreement, dated March 18, 2014, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Signal Genetics, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on April 9, 2014).
10.20	UAMS Bioventures Lease Agreement, dated March 31, 2014, by and between The Board of Trustees of the University of Arkansas for Medical Sciences and Myeloma Health LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on April 9, 2014).
10.21	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated March 14, 2014, by and between ARE-Acquisitions, LLC and Signal Genetics LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on May 15, 2014).
10.22	Letter Agreement, dated May 16, 2014, by and between The Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences and Signal Genetics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (No. 333-194668) filed with the Securities and Exchange Commission on May 27, 2014).
10.23*	Employment Agreement, dated August 4, 2014, by and between Signal Genetics, Inc. and Tamara A. Seymour (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36483) filed with the Securities and Exchange Commission on July 23, 2014).
10.24*	Amendment to Amended and Restated Employment Agreement, dated July 23, 2014, by and between Signal Genetics, Inc. and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36483) filed with the Securities and Exchange Commission on July 23, 2014).
10.25	Office Building Lease Agreement, dated August 18, 2014, by and between OT9 Owner, LLC and Signal Genetics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 001-36483) filed with the Securities and Exchange Commission on November 11, 2014).

Exhibit Number	Description of Exhibit
10.26*	Form of Stock Option Grant Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (No. 333-197316) filed with the Securities and Exchange Commission on July 9, 2014).
10.27*	Form of Restricted Stock Unit Grant Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-197316) filed with the Securities and Exchange Commission on July 9, 2014).
10.28*	Letter Agreement, dated March 25, 2015, regarding Signal Genetics, Inc. Restricted Stock Unit Grant Agreement dated June 17, 2014, by and between Signal Genetics, Inc. and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (No. 001-36483) filed with the Securities and Exchange Commission on March 27, 2015).
10.29	Unsecured Demand Promissory Note by and between Signal Genetics, Inc. and Bennett LeBow, dated March 6, 2015(incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (No. 001-36483) filed with the Securities and Exchange Commission on March 27, 2015).
10.30	Controlled Equity OfferingSM Sales Agreement, dated July 10, 2015, by and between Signal Genetics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (No. 333-205620) filed with the Securities and Exchange Commission on July 10, 2015).
10.31****	UAMS Bioventures Lease Agreement, effective as of April 1, 2016, by and between The Board of Trustees of the University of Arkansas for Medical Sciences and Signal Genetics, Inc.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plans or arrangements.
**	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2016	SIGNAL GENETICS, INC.

	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel D. Riccitelli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2016
Samuel D. Riccitelli

/s/ Tamara A. Seymour	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2016
Tamara A. Seymour

/s/ Bennett S. LeBow	Chairman of the Board of Directors	March 21, 2016
Bennett S. LeBow

/s/ David A. Gonyer, R. Ph.	Director	March 21, 2016
David A. Gonyer, R. Ph.

/s/ Douglas A. Schuling	Director	March 21, 2016
Douglas A. Schuling

/s/ Dr. Robin L. Smith	Director	March 21, 2016
Dr. Robin L. Smith

SIGNAL GENETICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Signal Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Signal Genetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and members’ deficiency, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signal Genetics, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Diego, CA

March 21, 2016

SIGNAL GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10,832	$5,119
Accounts receivable, net	394	1,088
Inventory	187	179
Prepaid expenses and other current assets	321	399
Total current assets	11,734	6,785
Property and equipment, net	1,153	1,214
Deferred offering costs	—	47
Security deposits	15	43
Total assets	$12,902	$8,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$255
Accrued liabilities	1,018	361
Note payable – related party	1,105	—
Amounts due to related party	—	1,045
Lease termination/abandonment payable - current portion	—	248
Other current liabilities	103	80
Total current liabilities	2,468	1,989
Other noncurrent liabilities	24	109
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 or 2014	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,635,454 and 3,782,629 shares issued and outstanding at December 31, 2015 and 2014, respectively	106	38
Additional paid in capital	28,272	12,593
Accumulated deficit	(17,968)	(6,640)
Total stockholders’ equity	10,410	5,991
Total liabilities and stockholders’ equity	$12,902	$8,089

See accompanying notes to consolidated financial statements.

SIGNAL GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014
Net revenue	$2,538	$4,320
Operating expenses:
Cost of revenue	2,472	3,366
Research and development	1,002	347
Selling and marketing	2,559	717
General and administrative	7,692	6,857
Gain on legal settlement	—	(100)
Total operating expenses	13,725	11,187
Loss from operations	(11,187)	(6,867)
Interest expense	(141)	(1,023)
Net loss attributable to members of Signal Genetics LLC	—	(1,250)
Net loss attributable to stockholders of Signal Genetics, Inc.	(11,328)	(6,640)
Net loss attributable to stockholders of Signal Genetics, Inc./members of Signal Genetics LLC	$(11,328)	$(7,890)
Net loss per common share, basic and diluted	$(1.40)	$(3.50)
Weighted-average number of shares outstanding, basic and diluted	8,091,899	2,255,864

See accompanying notes to consolidated financial statements.

SIGNAL GENETICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIENCY

(in thousands, except share and unit data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Membership Units			Members’
	Shares	Amount	Capital	Deficit	Equity	Class A	Class B	Class C	Deficiency(1)
Balance, December 31, 2013						72,500	41,088	—	$(23,887)
Conversion of note payable to Class C Units						—	—	2,732,629	27,326
Net loss attributable to members of Signal Genetics LLC						—	—	—	(1,250)
Conversion from Limited Liability Company to Corporation	2,932,629	$29	$2,160	$—	$2,189	(72,500)	(41,088)	(2,732,629)	(2,189)
Initial public offering of common stock, net of costs to issue	850,000	9	5,835	—	5,844	—	—	—	—
Fair value of warrants and option for overallotment shares to underwriters issued in connection with initial public stock offering	—	—	300	—	300	—	—	—	—
Stock-based compensation	—	—	4,298	—	4,298	—	—	—	—
Net loss attributable to stockholders of Signal Genetics, Inc.	—	—	—	(6,640)	(6,640)	—	—	—	—
Balance, December 31, 2014	3,782,629	38	12,593	(6,640)	5,991	—	—	—	—
Public offerings of common stock, net of costs to issue	6,431,410	64	12,701	—	12,765	—	—	—	—
Fair value of warrants and option for overallotment shares to underwriters issued in connection with public stock offering	—	—	330	—	330	—	—	—	—
Stock-based compensation	—	—	3,015	—	3,015	—	—	—	—
Shares issued under employee stock incentive plan, net of shares repurchased to satisfy tax withholding obligations	421,415	4	(367)	—	-363	—	—	—	—
Net loss attributable to stockholders of Signal Genetics, Inc.	—	—	—	(11,328)	(11,328)	—	—	—	—
Balance, December 31, 2015	10,635,454	$106	$28,272	$(17,968)	$10,410	—	—	—	$—

(1)	Members’ deficiency was reclassified to additional paid-in capital upon conversion from the Limited Liability Company to the Corporation.

See accompanying notes to consolidated financial statements.

SIGNAL GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(11,328)	$(7,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,015	4,298
Depreciation and amortization	184	144
Noncash interest on note payable – related party	132	1,007
Lease termination	—	46
Gain on legal settlement	—	(100)
Changes in operating assets and liabilities:
Accounts receivable	694	(94)
Inventory	(8)	178
Prepaid expenses and other current assets	28	191
Accounts payable and accrued liabilities	633	383
Lease termination/abandonment payable	(248)	(376)
Net cash used in operating activities	(6,898)	(2,213)
INVESTING ACTIVITIES
Purchases of property and equipment	(123)	(266)
(Increase) decrease in security deposit on lease	28	(8)
Net cash used in investing activities	(95)	(274)
FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of costs to issue	13,095	6,644
Proceeds from issuance of note payable/amounts due to related party	—	795
Proceeds from cash released from restricted cash account securing a letter of credit	50	—
Shares repurchased to satisfy tax withholding obligation for restricted stock awards	(363)	—
Repayment of capital lease obligation and note payable	(76)	(42)
Net cash provided by financing activities	12,706	7,397
Net increase in cash	5,713	4,910
Cash and cash equivalents, beginning of period	5,119	209
Cash and cash equivalents, end of period	$10,832	$5,119
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$1
Noncash investing and financing activities:
Conversion of amounts due to related party to note payable – related party	$1,045	$—
Fair value of warrants and options for overallotment shares to underwriters issued in connection with public stock offerings	$330	$300
Conversion of note payable to Class C Units	$—	$27,326
Asset acquired under capital lease	$—	$164

See accompanying notes to consolidated financial statements.

SIGNAL GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Signal Genetics, Inc. (the “Company”) is a commercial stage, molecular genetic diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. In 2010, the Company became the exclusive licensee to the intellectual property stemming from the renowned research on multiple myeloma (“MM”), performed at the University of Arkansas for Medical Sciences (“UAMS”). Myeloma Prognostic Risk Signature (“MyPRS®”) is based upon 30 years of clinical research on over 10,000 MM patients who received their care at UAMS. The Company currently generates revenues from the performance of its MyPRS® diagnostic test, which was launched in April 2011.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Prior to its IPO, all financial support had been provided by the Company’s majority member. As of December 31, 2015, however, following the ATM program, the 2015 Offering, the Debt Conversion, the Corporate Conversion and the IPO, each as defined below, the Company has positive working capital and stockholders’ equity. Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities, and research and development programs, the Company believes that it has enough cash and cash equivalents on hand to support operations for 12 to 15 months from the date of this report. Going forward, as the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Public Offerings of Common Stock

On July 10, 2015, the Company filed a prospectus for the offering, issuance and sale of securities from time to time in one or more offerings (“Shelf Registration”) which was declared effective by the SEC on July 28, 2015. The amount of securities to be sold pursuant to the Shelf Registration is limited by the Company’s public float. Concurrently with filing the Shelf Registration, the Company entered into a sales agreement with Cantor Fitzgerald & Co., to sell shares of its common stock, with aggregate gross sales proceeds of up to $4.45 million, from time to time, through an “at-the-market” equity offering program (the “ATM program”). During the year ended December 31, 2015, the Company sold 2,734,983 shares of common stock pursuant to this registration for total cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses. Due to the size of the Company’s public float, the current ATM program has been completed, unless and until the Company’s public float increases.

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

Cash and Cash Equivalents

Cash is comprised of cash on hand and deposits in banks. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents, which, at December 31, 2015, are comprised of money market funds. At December 31, 2014, the Company had $50,000 in a restricted money market account that was held as cash collateral against an outstanding letter of credit for security on a lease. The restriction was removed during 2015 and the cash balance transferred into the Company’s money market account.

Accounts Receivable, and Contractual Allowances and Allowance for Doubtful Accounts

Accounts receivable are recorded net of contractual allowances and an allowance for doubtful accounts. At December 31, 2015 and 2014, contractual allowances were $2.1 million and $1.5 million, respectively. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each type of payor. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

During the years ended December 31, 2015 and 2014, the Company recognized $33,000 and $177,000 in bad debt expense, respectively. At December 31, 2015 and 2014, there were no allowances for doubtful accounts.

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

Long Lived Assets

Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2015 or 2014.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the year ended December 31, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $193,000. During the year ended December 31, 2014, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in prior years of $380,000, of which $106,000 and $274,000 related to revenues previously recorded during 2012 and 2013, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2015	2014
Gross revenues	$5,706	$6,484
Less: contractual allowances	(3,168)	(2,164)
Net revenue	$2,538	$4,320

Contractual allowances recorded during the years ended December 31, 2015 and 2014 represented 56% and 33% of gross revenues, respectively. The increase in the contractual allowances is due to changes in the Company’s estimates of net revenue for non-contracted payors based on the contractual status and payment policies of the payors, and anticipated changes in the healthcare industry.

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

Research and Development

Costs associated with research and development activities are expensed as incurred. Research and development costs primarily include personnel costs, laboratory supplies, reagents, consulting and sponsored research agreements.

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

Effective as of the Corporate Conversion, deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred taxes are determined on the basis of the differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as well as tax credit and net operating loss carryforwards, at enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

Stock-Based Compensation

Compensation expense for all stock-based payments made to employees, directors, and consultants are measured and recognized based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options and restricted stock units. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”), option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates. The fair value of stock options granted to employees and directors is estimated at the date of grant.

The fair value of restricted stock units issued to employees and directors is based on the market price of the Company’s common stock on the date of grant and, for nonemployees, at the date when performance is complete. For stock-based compensation awards granted to non-employees, the fair value of the awards are remeasured at each reporting date until vested, with changes in the estimated fair value recognized as an adjustment to compensation expense in the period of change. Upon settlement of all or a portion of the award in cash, the recognized fair value of the corresponding amount of awards is reversed from additional paid-in capital and the excess of the cash payment over this amount is recognized as additional stock-based compensation expense.

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

Fair Value of Financial Instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and note payable-related party.

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

At December 31, 2015 and 2014, the Company’s cash equivalent instruments consisted of $10.4 million and $0, respectively, in a money market fund which is reported at fair value using Level 1 inputs. The carrying amounts of financial instruments such as restricted cash, accounts receivable, accounts payable and note payable-related party approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

At December 31, 2014, the fair value of the Company’s remaining lease liability on its vacated facility, which was paid in full during 2015, was measured using estimated net cash flows, discounted using a nominal risk-free rate, which are considered Level 3 inputs. The present value of the remaining lease liability at December 31, 2014 was $248,000.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	December 31,
	2015	2014
Unvested restricted stock units	431,088	655,200
Options to purchase common stock	355,215	152,000
Warrants to purchase common stock	180,446	42,500
Total	966,749	849,700

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

The Company had two major customers, UAMS and H. Lee Moffitt Cancer Center and Research Institute (“Moffitt”). Revenue sourced either from or through UAMS accounted for 54% and 84% of net revenue during the years ended December 31, 2015 and 2014, respectively, and revenue sourced through Moffitt accounted for 10% and 9% of net revenue during the years ended December 31, 2015 and 2014 respectively. Accounts receivable from UAMS at December 31, 2015 and 2014 accounted for 19% and 42%, respectively, of total accounts receivable outstanding. At December 31, 2015 and 2014 the Company had no accounts receivable from Moffitt.

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

Reclassifications

Reclassifications of certain operating expenses in the consolidated statement of operations have been made to year ended December 31, 2014 to conform to the 2015 presentation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which replaces the existing accounting guidance for leases. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under the FIFO method. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for the Company’s quarterly reporting period beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and was originally effective for the Company’s annual reporting period beginning January 1, 2018, including interim periods within that reporting period. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which is effective for the Company’s annual reporting period beginning January 1, 2019, with early adoption permitted beginning with the annual reporting period ending December 31, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

	December 31,
(in thousands)	2015	2014
Laboratory and computer equipment	$1,817	$1,711
Furniture and fixtures	69	52
Leasehold improvements	6	6
	1,892	1,769
Less: accumulated depreciation and amortization	(739)	(555)
Total property and equipment, net	$1,153	$1,214

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balance at December 31, 2015 and 2014.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2015	2014
Accrued bonuses	$592	$183
Accrued compensation and related expenses	234	74
Accrued interest payable – related party	73	—
Accrued contract research and development	35	—
Accrued offering costs	—	42
Other	84	62
Total accrued expenses	$1,018	$361

4.	Amount Due Related Party, Notes Payable and Capital Lease Obligations

Note Payable — Related Party and Amounts Due to Related Party

On March 6, 2015, the amounts due to related party, aggregating $1,045,000, were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note was deferred and amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the year ended December 31, 2015 was $132,000. The note balance at December 31, 2015 was $1,105,000 and accrued interest payable of $73,000 is included in accrued liabilities in the consolidated balance sheet at December 31, 2015.

During the year ended December 31, 2014, the Company’s then majority member, through various entities controlled by such member, loaned a net amount of $795,000 to the Company to support its operations. Pursuant to the terms of an Exchange Agreement, and prior to the Corporate Conversion, $27.3 million of the Secured Note payable as of June 17, 2014 was exchanged for 2,732,629 Class C units of Signal Genetics LLC and recorded to members’ equity. The remaining $1.0 million as of that date, along with an additional $45,000, which was advanced to pay for certain offering expenses, was reclassified as unsecured amounts due to related party in the consolidate balance sheet. Such amounts due were converted into an unsecured note payable – related party as discussed above.

Prior to the Debt Conversion, the Secured Note bore interest at 8% compounded quarterly, was due on demand and collateralized by substantially all assets of the Company. The average amount of borrowings during the years ended December 31, 2014 (prior to conversion) were $27.4 million. Interest expense related to the note during the year ended December 31, 2014 was $1.1 million.

Capital Lease Obligation

In December 2014, the Company entered into a new two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligations at December 31, 2015 and 2014 were $88,000 and $164,000, which are net of $6,000 and $8,000, respectively, in unamortized discounts. Future maturities of this obligation at December 31, 2015 are $86,000 and $7,000 during 2016 and 2017, respectively. Laboratory equipment with a net book value of $270,000 at December 31, 2015 serves as collateral for this obligation.

5.	Stockholders’ Equity

Preferred Shares

The Company has authorized 5,000,000 shares of preferred stock, of which no shares were issued or outstanding at December 31, 2015 or 2014. The Company’s board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, including dividend rights, conversion right, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 10,635,454 and 3,782,629 shares were issued and outstanding at December 31, 2015 and 2014, respectively. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2015 is as follows:

Issued and Outstanding:
Restricted stock units	351,758
Stock options	631,567
Warrants	203,214
Shares reserved for future award grants	695,260
Total	1,881,799

Public Offerings of Common Stock

During September 2015, the Company sold 2,734,983 shares of common stock for total cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses, pursuant to its July 2015 ATM program. Due to the size of the Company’s public float, the current ATM program has been completed, unless and until the Company’s public float increases.

On February 20, 2015, the Company completed a public offering of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and offering expenses. In connection with the offering, the Company granted a 45-day option to the underwriter to purchase up to 482,142 shares of common stock to cover overallotments, with an aggregate grant date fair value of $132,000. On February 26, 2015, the underwriters exercised the overallotment option for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions. In connection with this offering, as a portion of the underwriting compensation payable to the underwriters, the Company issued warrants to purchase 160,714 shares of its common stock to the representative of the underwriters with an aggregate grant date fair value of $198,000. The warrants are exercisable at any time from February 2016 through February 2020 at an exercise price of $3.50 per share. The aggregate fair values of the warrants and overallotment option issued were recorded as an increase to additional paid-in capital with an offset to the proceeds from the offering. The net contribution to additional paid-in capital was $8.7 million after deducting the noncash fair values of warrants and overallotment option issued in connection with the offering.

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

The Company’s 2014 Stock Incentive Plan (the “Plan”) provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. On June 18, 2015, the Company’s stockholders approved the First Amendment to the Plan which provided for an increase in the number of shares of common stock reserved for issuance under the Plan from 1,245,399 to 2,100,000, and an annual increase on the first day of each calendar year, beginning with January 1, 2016 that is equal to the lesser of four percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or a smaller number of shares as determined by the board of directors. At December 31, 2015, up to 1,678,585 shares of common stock may be issued under the Plan, of which 983,325 shares are reserved for issuance upon the exercise of outstanding options and vesting of outstanding restricted stock units, and 695,260 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The total fair value of RSUs that vested during the year ended December 31, 2015 was $734,000. A summary of the activity related to RSUs during year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2014	655,200	$9.20
Granted	20,000	$1.62
Vested	(459,208)	$9.23
Unvested at December 31, 2015	215,992	$8.43

During the year ended December 31, 2015, the Company issued 421,415 shares in settlement of RSUs that vested in 2015 and 2014. As permitted under the Plan, the Company repurchased 186,920 shares with an aggregate value of $363,000 during the year ended December 31, 2015 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards during the year ended December 31, 2015 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	152,000	$4.53
Granted	513,400	$1.60
Forfeitures and cancellations	(33,833)	$2.14
Outstanding at December 31, 2015	631,567	$2.28	9.4	$—
Options exercisable at December 31, 2015	78,009	$3.20	9.1	$—
Options vested and expected to vest as of December 31, 2015	631,567	$2.28	9.4	$—

Stock-Based Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions:

	Years Ended December 31,
	2015			2014
Risk-free interest rate	1.34%	-	1.94%	1.73%	-	2.03%
Expected volatility	58.9%	-	67.8%	65.3%	-	66.9%
Weighted-average volatility		60.2%			66.3%
Dividend yield		0%			0%
Expected term (in years)		6.0			6.3
Weighted-average grant date fair value per share		$0.90			$2.81

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations is as follows:

	Years Ended December 31,
(in thousands)	2015	2014
Cost of revenue	$57	$257
Selling and marketing	62	16
Research and development	98	121
General and administrative	2,798	3,904
Total	$3,015	$4,298

At December 31, 2015, there was $1.5 million of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. At December 31, 2015, there was $628,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

7.	Commitments and Contingencies

Operating Leases

During 2014, the Company entered into a new lease for office space for its corporate headquarters in California, which expires in October 2017. The lease provides for monthly rent of $14,000, which will increase at a rate of 3% annually, and includes three months of rent abatement during the first year with an option to renew the lease for one additional 36-month period.

The Company leases a laboratory and office facility under a non-cancellable operating lease agreement, which expires on March 31, 2016. Monthly rent expense is $6,400. Subsequent to December 31, 2015, in February 2016, the Company extended the lease for one year to March 2017, with monthly rent expense of $6,750.

Rent expense during the years ended December 31, 2015 and 2014 was $234,000 and $149,000, respectively. In addition, certain administrative functions were performed at an office location leased by the majority stockholder through September of 2014 at no charge to the Company. No amount has been charged for these functions as it is not deemed reasonable to estimate.

At December 31, 2015, the future minimum annual obligations under non-cancellable operating lease commitments, excluding the abandoned lease liability described below, are $173,000 and $148,000 during 2016 and 2017, respectively.

Lease Abandonment

In March 2014, the Company entered into a termination agreement with the landlord of one of its operating leases and agreed to a termination fee of $565,000, payable in monthly installments of $31,400, which were paid in full through August 2015. The present value of the remaining payments under the termination agreement at December 31, 2014 and reported in the consolidated balance sheet was $248,000. The termination agreement resulted in a change in estimate which is reported as an additional expense of $46,000 during the year ended December 31, 2014 and is included in general and administrative expenses in the consolidated statement of operations.

Licensing Agreement

The Company has a licensing agreement with UAMS for the exclusive use of patents used in the GEP assay, MyPRS® and its related technology through April 2020. The agreement is effective through the earlier of the expiration of the related patents or termination of the agreement pursuant to its terms. The Company may terminate the agreement for any reason upon 90 days written notice. UAMS may terminate the agreement with 90 days written notice upon a material breach of the agreement by the Company or if the Company challenges the validity of any licensed patent in a court of competent jurisdiction. Under the terms of the license agreement, the Company is required to pay $30,000 in annual minimum royalties on sales to customers other than UAMS unless sales, as defined in the agreement, exceed certain thresholds in which case the additional royalties would range from 2% – 4%. Total royalty expense during each of the years ended December 31, 2015 and 2014 was $30,000.

Services Agreement

The Company has a services agreement with a third party to assist with billing and collections from customers through March 2017. The agreement contains automatic one-year renewals, unless a 90-day termination notice is given by either party. Under the terms of the agreement, fees to the third party are based on a percentage of cash collections. The Company has a minimum commitment of $10,000 per month. During the years ended December 31, 2015 and 2014, the Company paid $126,000 and $142,000, respectively, to this vendor. At December 31, 2015, the future minimum commitments under this agreement are $120,000 and $30,000 during the years ended December 31, 2016 and 2017, respectively.

Litigation

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Currently, the Company is not a defendant in any lawsuit.

Litigation Settlement

In August 2013, the Company settled a lawsuit in which it was the plaintiff for a tortuous interference claim regarding a potential acquisition for a payment of at least $350,000, of which $250,000 was received in January 2014 and the remaining $100,000 was received in January 2015. At December 31, 2014 the Company recorded a receivable for $100,000 in prepaid expenses and other current assets in the consolidated balance sheets, and recognized the related gain for $100,000 during the year ended December 31, 2014.

8.	Income Taxes

The principal items accounting for the difference in income taxes computed at the federal statutory tax rate of 34% and the effective income tax rate for the Company’s operations during the year ended December 31, 2015 and the period subsequent to the Corporate Conversion on June 17, 2014 through December 31, 2014 are as follows:

(in thousands)	Year Ended December 31, 2015	June 17, 2014 to December 31, 2014
Federal tax at statutory rate	$(3,851)	$(2,682)
Signal Genetics LLC loss, prior to Corporate Conversion, not taxed at corporate level	—	425
State taxes, net of federal benefit	(277)	(141)
Change in valuation allowance	3,625	1,356
Nondeductible compensation	526	1,046
Credits and other	(23)	(4)
Total provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$3,913	$853
Stock-based compensation	810	463
Accrued compensation	257	74
Deferred rent	14	—
Credit carryforward	52	6
Total deferred tax assets	5,046	1,396
Valuation allowance	(4,696)	(1,196)
Deferred tax assets, net of valuation allowance	350	200
Deferred tax liabilities:
Depreciation and amortization	(350)	(200)
Net deferred tax assets	$—	$—

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. Based on the available evidence at December 31, 2015 and 2014, the Company was not able to conclude that it is more likely than not certain deferred tax assets will be realized, and, therefore, recorded valuation allowances of $4.7 million and $1.2 million, respectively, against deferred tax assets.

As of December 31, 2015, the Company had operating loss carryforwards for federal and state tax purposes of $10.6 million each, which will begin to expire in 2035. In addition, the Company has $52,000 in federal tax credits at December 31, 2015 that will begin to expire in 2035.

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

The Company’s 2015 and 2014 tax years remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

