Form 10-Q
period 2016-03-31
SIGNAL GENETICS, INC.
filed 2016-05-16
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 10,709,080 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 21, 2016. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New risk factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

SIGNAL GENETICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,560	$10,832
Accounts receivable, net	490	394
Inventory	269	187
Prepaid expenses and other current assets	353	321
Total current assets	9,672	11,734
Property and equipment, net	1,109	1,153
Security deposits	15	15
Total assets	$10,796	$12,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$242
Accrued liabilities	1,149	1,018
Note payable – related party	1,105	1,105
Other current liabilities	87	103
Total current liabilities	2,443	2,468
Other noncurrent liabilities	14	24
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,709,080 and 10,635,454 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	107	106
Additional paid in capital	28,958	28,272
Accumulated deficit	(20,726)	(17,968)
Total stockholders’ equity	8,339	10,410
Total liabilities and stockholders’ equity	$10,796	$12,902

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Net revenue	$818	$645
Operating expenses:
Cost of revenue	629	760
Research and development	307	100
Selling and marketing	510	434
General and administrative	2,107	1,963
Total operating expenses	3,553	3,257
Loss from operations	(2,735)	(2,612)
Interest expense	(23)	(22)
Net loss	$(2,758)	$(2,634)
Net loss per common share, basic and diluted	$(0.26)	$(0.45)
Weighted-average number of shares outstanding, basic and diluted	10,740,530	5,793,082

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(2,758)	$(2,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	713	708
Depreciation and amortization	47	45
Noncash interest on note payable – related party	22	20
Changes in operating assets and liabilities:
Accounts receivable	(96)	490
Inventory	(82)	(151)
Prepaid expenses and other current assets	(32)	104
Accounts payable and other current liabilities	(36)	401
Lease termination/abandonment payable	—	(92)
Net cash used in operating activities	(2,222)	(1,109)
INVESTING ACTIVITIES
Purchases of property and equipment	(3)	(44)
Net cash used in investing activities	(3)	(44)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	—	9,346
Shares repurchased to satisfy tax withholding obligation for restricted stock awards	(26)	(27)
Repayment of capital lease obligation	(21)	(17)
Net cash provided by (used in) financing activities	(47)	9,302
Net increase (decrease) in cash	(2,272)	8,149
Cash and cash equivalents, beginning of period	10,832	5,119
Cash and cash equivalents, end of period	$8,560	$13,268
NONCASH FINANCING AND INVESTING ACTIVITIES
Conversion of amounts due to related party to note payable – related party	$—	$1,045
Fair value of warrants and options for overallotment shares to underwriters issued in connection with public stock offering	$—	$330

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Basis of Presentation and Liquidity

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. As of March 31, 2016, however, following its stock offerings during 2014 and 2015, the Company has positive working capital and stockholders’ equity. Although the Company is forecasting continued losses and negative cash flows as it funds its expanding selling and marketing activities, and research and development programs, the Company believes that it has enough cash and cash equivalents on hand to support operations for at least the next 12 months from the date of this report. Going forward, as the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2016.

2.	Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates in the financial statements have been made for revenue, accounts receivable and allowance for doubtful accounts, accounting for income taxes, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash is comprised of cash on hand and deposits in banks. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents, which, at March 31, 2016, are comprised of money market funds.

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

Accounts receivable are recorded net of contractual allowances and an allowance for doubtful accounts. At March 31, 2016 and December 31, 2015, contractual allowances were $2.4 million and $2.1 million, respectively. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each type of payor. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

During the three months ended March 31, 2016 and 2015, the Company recognized $2,000 and $24,000 in bad debt expense, respectively. At March 31, 2016 and December 31, 2015, there were no allowances for doubtful accounts.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three months ended March 31, 2016 and 2015, $142,000 of net favorable and $30,000 of net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior years, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the statements of operations:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross revenues	$2,050	$1,317
Less: contractual allowances	(1,232)	(672)
Net revenue	$818	$645

Contractual allowances recorded during the three months ended March 31, 2016 and 2015, represented 60% and 51% of gross revenues, respectively. The increase in the contractual allowances is due to an increase in the volume of tests billed to third-party payors including non-contracted payors for which we estimate net revenues based on historical collections.

Stock-Based Compensation

Compensation expense for all stock-based payments made to employees, directors, and consultants are measured and recognized based on estimated fair value. These stock-based awards include stock options and restricted stock units. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”), option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives. The fair value of stock options granted to employees and directors is estimated at the date of grant.

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

Stock-based compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company accounts for forfeitures when they occur and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed in the period that the awards are forfeited.

Due to the Company’s net loss position, no tax benefits for stock-based compensation have been recognized in the statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of its full valuation allowance on net deferred tax assets, including those related to net operating loss carryforwards.

Fair Value of Financial Instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist principally of cash and cash equivalents, accounts receivable, accounts payable and note payable-related party.

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

At March 31, 2016 and December 31, 2015, the Company’s cash equivalent instruments consisted of $8.4 million and $10.4 million, respectively, in money market funds which are reported at fair value using Level 1 inputs. The carrying amounts of financial instruments such as accounts receivable, accounts payable and note payable-related party approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Unvested restricted stock units	241,338	527,934
Options to purchase common stock	637,762	180,000
Warrants to purchase common stock	203,214	203,214
Total	1,082,314	911,148

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

During the three months ended March 31, 2016, the Company had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the three months ended March 31, 2016 and 2015 are 26% and 77%, respectively. Revenue sourced either from or through the other two major customers as a percentage of net revenue during the three months ended March 31, 2016 and 2015 are 25% and 0%, and 12% and 5%, respectively.

Accounts receivable from UAMS as a percentage of total accounts receivable as of March 31, 2016 and December 31, 2015 are 11% and 19%, respectively. The Company has no accounts receivable from the other two major customers as of March 31, 2016 or December 31, 2015 since revenue sourced through them is billed to various third-party payors, depending on a patient’s medical insurance policy.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement is applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are applied prospectively. The Company elected to early adopt this guidance effective January 1, 2016. The impact of adoption of this guidance had no effect on the Company’s financial position, statements of operations or statements of cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which replaces the existing accounting guidance for leases. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17 that provides guidance on the presentation of deferred income taxes which requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under the FIFO method. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for the Company’s quarterly reporting period beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and was originally effective for the Company’s annual reporting period beginning January 1, 2018, including interim periods within that reporting period. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which is effective for the Company’s annual reporting period beginning January 1, 2019, with early adoption permitted beginning with the annual reporting period ending December 31, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued. When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, this standard also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt. This standard becomes effective for the Company’s annual reporting period ending December 31, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Laboratory and computer equipment	$1,820	$1,817
Furniture and fixtures	69	69
Leasehold improvements	6	6
	1,895	1,892
Less: accumulated depreciation and amortization	(786)	(739)
Total property and equipment, net	$1,109	$1,153

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at March 31, 2016 and December 31, 2015.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Accrued bonuses	$609	$592
Accrued compensation and related expenses	253	234
Accrued contract research and development	153	35
Accrued interest payable – related party	95	73
Other	39	84
Total accrued expenses	$1,149	$1,018

4.	Note Payable – Related Party and Capital Lease Obligations

Note Payable — Related Party

On March 6, 2015, the amounts due to related party, aggregating $1,045,000, were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note was deferred and amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the three months ended March 31, 2016 and 2015 was $22,000 and $19,000, respectively. The note balance at March 31, 2016 and December 31, 2015 was $1,105,000. Accrued interest payable of $95,000 and $73,000 is included in accrued liabilities in the balance sheets at March 31, 2016 and December 31, 2015, respectively.

Capital Lease Obligation

The Company has a two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligations at March 31, 2016 and December 31, 2015 were $67,000 and $88,000, which are net of $5,000 and $6,000, respectively, in unamortized discounts. Future maturities of this obligation at March 31, 2016 are $65,000 and $7,000 during the remainder of 2016 and 2017, respectively. Laboratory equipment with a net book value of $262,000 at March 31, 2016 serves as collateral for this obligation.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the three months ended March 31, 2016 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2015	10,635,454	$10,410
Stock-based compensation	—	713
Shares issued under employee stock incentive plan, net of shares repurchased to satisfy tax withholding obligations	73,626	(26)
Net loss	—	(2,758)
Balance, March 31, 2016	10,709,080	$8,339

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 10,709,080 and 10,635,454 shares were issued and outstanding at March 31, 2016 and December 31, 2015, respectively. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2016 is as follows:

Issued and Outstanding:
Restricted stock units	816,526
Stock options	580,960
Warrants	203,214
Shares reserved for future award grants	632,891
Total	2,233,591

Public Offering of Common Stock

On February 20, 2015, the Company completed a public offering of 3,214,285 shares of its common stock, at $2.80 per share, for total cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and offering expenses. In connection with the offering, the Company granted a 45-day option to the underwriter to purchase up to 482,142 shares of common stock to cover overallotments, with an aggregate grant date fair value of $132,000. On February 26, 2015, the underwriters exercised the overallotment option for total cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions. In connection with this offering, as a portion of the underwriting compensation payable to the underwriters, the Company issued warrants to purchase 160,714 shares of its common stock to the representative of the underwriters with an aggregate grant date fair value of $198,000. The warrants are exercisable at any time through February 2020 at an exercise price of $3.50 per share. The aggregate fair values of the warrants and overallotment option issued were recorded as an increase to additional paid-in capital with an offset to the proceeds from the offering. The net contribution to additional paid-in capital was $8.7 million after deducting the noncash fair values of warrants and overallotment option issued in connection with the offering.

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

The Company’s 2014 Stock Incentive Plan (the “Plan”) provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. The Plan provides for an annual increase in the number of shares of common stock available for grant on the first day of each calendar year that is equal to the lesser of four percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or a smaller number of shares as determined by the board of directors. Under this provision, the number of shares of common stock reserved for issuance under the Plan was increased from 2,100,000 to 2,525,418 as of January 1, 2016. At March 31, 2016, up to 2,030,377 shares of common stock may be issued under the Plan, of which 1,397,486 shares are reserved for issuance upon the exercise of outstanding options and issuance of outstanding restricted stock units, and 632,891 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The total fair value of RSUs that vested during the three months ended March 31, 2016 and 2015 was $1,000 and $322,000, respectively. A summary of the activity related to RSUs during the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2015	215,992	$8.43
Granted during the period	595,045	$0.51
Vested during the period	(2,352)	$10.00
Unvested at March 31, 2016	808,685	$2.60

During the three months ended March 31, 2016 and 2015, the Company issued 73,626 and 25,934 shares of common stock, respectively, in settlement of RSUs that vested in 2015 and 2014, respectively. As permitted under the Plan, the Company repurchased 56,651 and 10,455 shares of common stock, with aggregate values of $26,000 and $27,000 during the three months ended March 31, 2016 and 2015, respectively, to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards during the three months ended March 31, 2016 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	631,567	$2.28
Granted	14,800	$0.53
Forfeitures and cancellations	(65,407)	$2.76
Outstanding at March 31, 2016	580,960	$2.18	9.2	$—
Options exercisable at March 31, 2016	132,378	$2.66	9.0	$—
Options vested and expected to vest as of March 31, 2016	580,960	$2.18	9.2	$—

Stock-Based Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.38%	1.34%	-	1.83%
Expected volatility	66.2%	65.3%	-	67.8%
Weighted-average volatility	66.2%		65.9%
Dividend yield	0%		0%
Expected term (in years)	6.3		6.3
Weighted-average grant date fair value per share	$0.30		$1.49

The fair value of each stock option is estimated on the date of grant using the BSM option pricing model which requires the input of highly subjective assumptions. Because the option-pricing model is sensitive to change in the input assumptions, different determinations of the required inputs may result in different fair value estimates of the options. The risk-free interest rate is based on the rate currently available on U.S. Treasury issues with terms approximating the expected term of the option. Due to the Company’s limited historical stock data, the estimated future stock price volatility is based upon the average historical volatilities of a group of peer companies. The Company has not paid any dividends on common stock and does not anticipate paying dividends on common stock in the foreseeable future. Due to the Company’s limited historical stock option exercise data, the ‘simplified’ method has been used to estimate the expected term of options.

Total non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cost of revenue	$5	$22
Research and development	5	16
Selling and marketing	17	11
General and administrative	686	659
Total	$713	$708

At March 31, 2016, there was $1.1 million of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. At March 31, 2016, there was $461,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2016.

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

Our growth strategy includes the following key elements:

•	Expanding the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our commercial organization.

•	Broadening the base of health care insurance companies that have approved reimbursements for MyPRS®.

•	Expanding the diagnostic indications for MyPRS® to include asymptomatic monoclonal gammopathy (“AMG”), the precursor conditions to MM.

•	Pursuing additional collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease.

•	Expanding our information technology infrastructure to further improve our customer service experience.

•	Continuing to leverage our relationship with UAMS and other key academic centers.

•	Expanding our test offering with the addition of other molecular tests useful to physicians who care for MM patients.

•	Expanding and leveraging our capabilities into additional blood cancer indications.

•	Pursuing additional collaborations, mergers and acquisitions, and in-licensing to expand our service offering.

•	Continuing to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield (“AR-BCBS”). In order to broaden our coverage policy approval to include a number of the major health care insurance providers in the United States, we have developed a clinical validity and utility dossier and health economic model to present to third-party payors that supports their reimbursement approval. MyPRS® has been studied extensively and there are more than 30 peer-reviewed scientific publications that describe the validity and utility of the test. MyPRS® is one of the most extensively validated genomic assays available today. Further, the MyPRS® assay has been validated on patient cohorts totaling over 4,500 patients, detailed in 17 peer-reviewed publications. Please visit our website at www.signalgenetics.com in the “Publications” section under the “Physicians” tab for a list of these publications. These publications were used to help create the aforementioned clinical utility dossier that justifies reimbursement approval by the majority of health care payors.

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

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During the first quarter of 2016, we had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the first quarters of 2016 and 2015 are 26% and 77%, respectively. Revenue sourced either from or through the other two major customers as a percentage of net revenue during the first quarters of 2016 and 2015 are 25% and 0%, and 12% and 5%, respectively.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of sales commissions and support costs, salaries and related employee benefits, travel, and marketing costs for our commercial, business development, medical and managed care functions.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, professional service fees and other costs related to our being a publicly-traded company.

Interest Expense

Interest expense primarily reflects interest on our note payable - related party.

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

We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates:

•	Revenue Recognition

•	Accounts Receivable, Contractual Allowance and Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Accounting for Income Taxes

During the three months ended March 31, 2016, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies.

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

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

We record accounts receivable net of contractual allowances and an allowance for doubtful accounts. At March 31, 2016 and December 31, 2015, contractual allowances were $2.4 million and $2.1 million, respectively. We estimate an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During first quarters of 2016 and 2015, we recognized $2,000 and $24,000 in bad debt expense, respectively. At March 31, 2016 and December 31, 2015, there were no allowances for doubtful accounts. Uncollectability of accounts receivable for a non-contracted payor is typically a reflection of an estimate in excess of actual collections and is adjusted in the period of collection as a change in estimate resulting in an increase in contractual allowances and, therefore, a reduction in current period net revenue.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balances at March 31, 2016 and December 31, 2015. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	March 31, 2016
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$155	$13	$—	$16	$184
Contracted insurance companies	9	—	—	20	29
Direct bill	114	—	—	14	128
Non-contracted insurance companies	513	323	291	1,467	2,594
Accounts receivable, gross	791	336	291	1,517	2,935
Less: contractual allowances	(520)	(272)	(240)	(1,413)	(2,445)
Accounts receivable, net	$271	$64	$51	$104	$490

	December 31, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$116	$55	$32	$16	$219
Contracted insurance companies	13	—	9	16	38
Direct bill	101	12	24	14	151
Non-contracted insurance companies	336	256	215	1,244	2,051
Accounts receivable, gross	566	323	280	1,290	2,459
Less: contractual allowances	(347)	(245)	(230)	(1,243)	(2,065)
Accounts receivable, net	$219	$78	$50	$47	$394

The days sales outstanding (“DSO”) of 54 days at March 31, 2016 was essentially flat when compared to 53 days at December 31, 2015. Since private insurance payors are slower to pay, we expect our DSO’s to increase as net revenues from these customers increase.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement is applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are applied prospectively. We elected to early adopt this guidance effective January 1, 2016. The impact of adoption of this guidance had no effect on our financial position, statements of operations or statements of cash flows.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed above and in Note 2 to the financial statements included herein, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

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

Results of Operations

First Quarter of 2016 Compared to the First Quarter of 2015

Net Revenue

The net revenue was $818,000 during the first quarter of 2016, an increase of $173,000, or 27%, compared to $645,000 during the first quarter of 2015. Net revenue and tests billed during the first quarters of 2016 and 2015 were as follows:

	Three Months Ended March 31,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2016	2015	$	%	2016	2015	#	%
Clinical patients at U.S. hospitals and direct billed customers	$773	$225	$548	244%	484	251	233	93%
Research testing services	40	420	(380)	(90)%	51	526	(475)	(90)%
Pharmaceutical services	5	—	5		—	—	—
Total	$818	$645	$173	27%	535	777	(242)	(31)%

The number of tests we billed for clinical patients at U.S. hospitals and direct billed customers increased 93% during the first quarter of 2016 compared to the same period in 2015 due to an increase in new hospital customers, a direct result of the ongoing expansion of our commercial organization and our increased marketing efforts. Net revenue recognized for such tests billed increased 244% during the first quarter of 2016 when compared to the same period in 2015. The increase in net revenue was driven primarily by the increased test volume and an increase in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors based on our positive collections experience with such payors. Additionally, net favorable changes in estimates of $142,000 were recorded in the first quarter of 2016, related to revenues recorded in prior years. Net revenue of $225,000 in the first quarter of 2015 was reduced approximately $30,000 of net unfavorable changes in estimates related to revenue recorded in the prior year.

Both the net revenue recognized and number of tests reported and billed for UAMS research testing services decreased 90% during the first quarter of 2016 compared to the first quarter of 2015 primarily due to the decrease in funds available at UAMS for such services. As previously reported, we expect continued declining revenue sourced from UAMS testing services.

During 2015 we executed master service agreements with two leading pharmaceutical companies. Under these agreements, MyPRS® will be run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We recognized net revenue of $5,000 for services rendered during the first quarter of 2016. We expect revenue from our pharmaceutical services business to grow as testing volume from these two agreements increase. We are pursuing additional agreements with other pharmaceutical companies as well as additional projects with our two current collaborators.

Cost of Revenue

Cost of revenue was $629,000, or 77%, of net revenues, during the first quarter of 2016, a decrease of $131,000, or 17%, compared to $760,000, or 118%, of net revenues, during the first quarter of 2015. The decrease in cost of revenue is primarily attributable to a decrease of $66,000 of assigned laboratory personnel and $65,000 laboratory supply costs, a reflection of lower test volumes from UAMS.

Research and Development Expenses

Research and development expenses were $307,000 during the first quarter of 2016, an increase of $207,000, or 207%, when compared to $100,000 during the first quarter of 2015. The increase is primarily attributable to $21,000 in our increased usage of labor, materials and supplies for internal research projects and $186,000 in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG.

In the future, we expect research and development expenses to increase as we work to develop additional diagnostic tests and add indications to our MyPRS® test. We cannot estimate the amounts we will need to invest in order to achieve the new indications or new tests, nor do we know if we will be successful in these endeavors.

Selling and Marketing Expenses

Selling and marketing expenses were $510,000 during the first quarter of 2016, an increase of $76,000, or 18%, when compared to $434,000 during the first quarter of 2015. The increase is primarily attributed to a $42,000 increase in personnel costs related to expanding our sales and marketing and commercial functions and establishing our medical function, and $34,000 in increased marketing projects and conference expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million during the first quarter of 2016, an increase of $144,000, or 7%, when compared to $2.0 million during the first quarter of 2015. The increase was primarily attributable to $216,000 in increased personnel costs related to hiring of accounting, internal billing and IT staff and $46,000 in increased expenses related to investor relations and board of directors, partially offset by $90,000 in reduced spending related to professional services and $28,000 in reduced expenses related to bad debt expenses, facility costs and other administrative costs.

Liquidity and Capital Resources

We had cash and cash equivalents of $8.6 million at March 31, 2016 compared to $10.8 million at December 31, 2015. At March 31, 2016, we had working capital of $7.2 million.

We expect that as our revenues grow, our operating expenses will grow and, as a result, we will need to generate significant additional net revenues to achieve profitability.

We have no material commitments for capital expenditures at this time.

Although we are forecasting continued losses and negative cash flows as we continue to fund our commercialization activities and research and development programs, we currently expect that we will have sufficient cash and cash equivalents on hand to support operations for at least the next 12 months from the date of this report. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Operating activities

Cash used by operations during the first quarter of 2016 was $2.2 million, compared to $1.1 million during the first quarter of 2015.

During the first quarter of 2016, the use of cash from changes in operating assets and liabilities of $246,000 includes a $96,000 increase in accounts receivable, which primarily reflects an increase in our net revenue during the first quarter of 2016 when compared to the fourth quarter of 2015, an increase in inventory of $82,000, an increase in prepaid expenses and other current assets of $32,000 and a decrease in accounts payable and accrued liabilities of $36,000.

During the first quarter of 2015, the provision of cash from changes in operating assets and liabilities of $752,000 includes a $490,000 decrease in accounts receivable and a $401,000 increase in accounts payable and accrued liabilities, primarily due to higher accrued compensation and related expenses and offering costs.

Investing activities

Net cash used by investing activities during the first quarters of 2016 and 2015 of $3,000 and $44,000, respectively, were for the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources for the purchase of property and equipment during the remainder of 2016.

Financing activities

Net cash used by financing activities during the first quarter of 2016 of $47,000 consisted of $26,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards and $21,000 for repayment of our capital lease obligation.

Net cash provided by financing activities during the first quarter of 2015 of $9.3 million consisted of the net proceeds from our public offering of common stock in February 2015.

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

_____________________

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

Date: May 16, 2016	SIGNAL GENETICS, INC.

	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer

