Form 10-Q
period 2016-06-30
SIGNAL GENETICS, INC.
filed 2016-08-15
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 10,790,422 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 21, 2016. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New risk factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

SIGNAL GENETICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,501	$10,832
Accounts receivable, net	658	394
Inventory	213	187
Prepaid expenses and other current assets	594	321
Total current assets	7,966	11,734
Property and equipment, net	1,061	1,153
Security deposits	15	15
Total assets	$9,042	$12,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94	$242
Accrued liabilities	1,331	1,018
Note payable – related party	1,105	1,105
Other current liabilities	67	103
Total current liabilities	2,597	2,468
Other noncurrent liabilities	8	24
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,777,906 and 10,635,454 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	108	106
Additional paid in capital	29,562	28,272
Accumulated deficit	(23,233)	(17,968)
Total stockholders’ equity	6,437	10,410
Total liabilities and stockholders’ equity	$9,042	$12,902

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$874	$734	$1,692	$1,378
Operating expenses:
Cost of revenue	628	678	1,257	1,439
Research and development	334	194	641	293
Selling and marketing	555	574	1,065	1,008
General and administrative	1,841	1,778	3,948	3,740
Total operating expenses	3,358	3,224	6,911	6,480
Loss from operations	(2,484)	(2,490)	(5,219)	(5,102)
Interest expense	(23)	(72)	(46)	(94)
Net loss	$(2,507)	$(2,562)	$(5,265)	$(5,196)
Net loss per common share, basic and diluted	$(0.23)	$(0.33)	$(0.49)	$(0.77)
Weighted-average number of shares outstanding, basic and diluted	10,734,709	7,785,670	10,737,620	6,789,376

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(5,265)	$(5,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,348	1,420
Depreciation and amortization	95	90
Noncash interest on note payable – related party	44	88
Changes in operating assets and liabilities:
Accounts receivable	(264)	507
Inventory	(26)	(357)
Prepaid expenses and other current assets	(273)	105
Accounts payable and other current liabilities	111	233
Lease termination/abandonment payable	—	(185)
Net cash used in operating activities	(4,230)	(3,295)
INVESTING ACTIVITIES
Purchases of property and equipment	(3)	(68)
Net cash used in investing activities	(3)	(68)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	—	9,074
Shares repurchased to satisfy tax withholding obligation for restricted stock awards	(56)	(346)
Repayment of capital lease obligation	(42)	(36)
Net cash provided by (used in) financing activities	(98)	8,692
Net increase (decrease) in cash	(4,331)	5,329
Cash and cash equivalents, beginning of period	10,832	5,119
Cash and cash equivalents, end of period	$6,501	$10,448
NONCASH FINANCING AND INVESTING ACTIVITIES
Conversion of amounts due to related party to note payable – related party	$—	$1,045
Fair value of warrants and options for overallotment shares to underwriters issued in connection with public stock offering	$—	$330

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

Signal Genetics, Inc. (the “Company”) is a commercial stage, molecular genetics diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. In 2010, the Company became the exclusive licensee to the intellectual property stemming from the renowned research on multiple myeloma (“MM”), performed at the University of Arkansas for Medical Sciences (“UAMS”). Myeloma Prognostic Risk Signature (“MyPRS®”) is based upon 30 years of clinical research on over 10,000 MM patients who received their care at UAMS. The Company currently generates revenues from the performance of its MyPRS® diagnostic test, which was launched in April 2011.

Basis of Presentation and Liquidity

The Company's unaudited condensed financial statements for the three and six months ended June 30, 2016 have been prepared on the assumption that it will continue as a going concern, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Existing cash resources will not be sufficient to meet the Company’s operating plan for the full 12-month period after the date of this filing. Based on current plans and available resources, the Company believes it can maintain current operations through June 2017. As a result, to continue to fund ongoing operations beyond June 2017, the Company would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof.

Due to current market conditions, the Company’s current liquidity position and its depressed stock price, the Company believes it is unlikely that it will be able to obtain additional equity or debt financing on acceptable terms, if at all, and raise substantial doubt about the Company’s ability to continue as a going concern. If it is unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, the Company will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on its business. Further, if the Company is unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable, the Company would also be required to sell or license its assets, sell the Company or otherwise liquidate all or a portion of assets and/or cease operations altogether. The unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2016.

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

Cash and Cash Equivalents

Cash is comprised of cash on hand and deposits in banks. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents, which, at June 30, 2016, are comprised of money market funds.

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

Accounts receivable are recorded net of contractual allowances and an allowance for doubtful accounts. At June 30, 2016 and December 31, 2015, accounts receivable were $658,000 and $394,000, respectively, and are net of contractual allowances of $2.7 million and $2.1 million, respectively. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each type of payor. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

During the three months ended June 30, 2016 and 2015, the Company recognized $0 and $4,000, respectively, in bad debt expense. During the six months ended June 30, 2016 and 2015, the Company recognized $2,000 and $28,000, respectively, in bad debt expense. At June 30, 2016 and December 31, 2015, there were no allowances for doubtful accounts.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three and six months ended June 30, 2016, net favorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $82,000 and $224,000, respectively. During the three and six months ended June 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $43,000 and $73,000, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross revenues	$2,109	$1,457	$4,159	$2,754
Less: contractual allowances	(1,235)	(723)	(2,467)	(1,376)
Net revenue	$874	$734	$1,692	$1,378
Contractual allowances as a percentage of gross revenues	59%	50%	59%	50%

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

At June 30, 2016 and December 31, 2015, the Company’s cash equivalent instruments consisted of $6.5 million and $10.4 million, respectively, in money market funds that were measured at fair value using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted stock units	789,550	506,330	515,444	518,821
Options to purchase common stock	586,092	176,857	611,927	176,687
Warrants to purchase common stock	203,214	203,214	203,214	157,678
Total	1,578,856	886,401	1,330,585	853,186

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

During the three and six months ended June 30, 2016, the Company had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the three months ended June 30, 2016 and 2015 accounted for 18% and 72%, respectively, and 22% and 75% during the six months ended June 30, 2016 and 2015, respectively. Revenue sourced either from or through the other two major customers as a percentage of net revenue during the three months ended June 30, 2016 and 2015 accounted for 27% and 0%, and 12% and 5%, respectively, and 26% and 0%, and 12% and 5% during the six months ended June 30, 2016 and 2015, respectively.

Accounts receivable from UAMS as a percentage of total accounts receivable as of June 30, 2016 and December 31, 2015 were 9% and 19%, respectively. The Company has no accounts receivable from the other two major customers as of June 30, 2016 or December 31, 2015 since revenue sourced through them is billed to various third-party payors, depending on a patient’s medical insurance policy.

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

In May 2015, the FASB issued ASU No. 2015-07 that eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Laboratory and computer equipment	$1,820	$1,817
Furniture and fixtures	69	69
Leasehold improvements	6	6
	1,895	1,892
Less: accumulated depreciation and amortization	(834)	(739)
Total property and equipment, net	$1,061	$1,153

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at June 30, 2016 and December 31, 2015.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Accrued bonuses	$634	$592
Accrued compensation and related expenses	303	234
Accrued contract research and development	194	35
Accrued interest payable – related party	117	73
Other	83	84
Total accrued expenses	$1,331	$1,018

4.	Note Payable – Related Party and Capital Lease Obligations

Note Payable — Related Party

On March 6, 2015, the amounts due to related party, aggregating $1,045,000, were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note was deferred and amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during the three months ended June 30, 2016 and 2015 was $22,000 and $69,000, respectively, and $44,000 and $88,000 during the six months ended June 30, 2016 and 2015, respectively. The note balance at June 30, 2016 and December 31, 2015 was $1,105,000. Accrued interest payable of $117,000 and $73,000 is included in accrued liabilities in the balance sheets at June 30, 2016 and December 31, 2015, respectively.

Capital Lease Obligation

The Company has a two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligations at June 30, 2016 and December 31, 2015 were $46,000 and $88,000, which are net of $4,000 and $6,000, respectively, in unamortized discounts. Future maturities of this obligation at June 30, 2016 are $43,000 and $7,000 during the remainder of 2016 and 2017, respectively. Laboratory equipment with a net book value of $255,000 at June 30, 2016 serves as collateral for this obligation.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the six months ended June 30, 2016 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2015	10,635,454	$10,410
Stock-based compensation	—	1,348
Shares issued under employee stock incentive plan, net of shares repurchased to satisfy tax withholding obligations	142,452	(56)
Net loss	—	(5,265)
Balance, June 30, 2016	10,777,906	$6,437

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 10,777,906 and 10,635,454 shares were issued and outstanding at June 30, 2016 and December 31, 2015, respectively. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2016 is as follows:

Issued and Outstanding:
Restricted stock units	683,865
Stock options	622,837
Warrants	203,214
Shares reserved for future award grants	637,708
Total	2,147,624

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

The Company’s 2014 Stock Incentive Plan, as amended (the “Plan”), provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. The Plan provides for an annual increase in the number of shares of common stock available for grant on the first day of each calendar year that is equal to the lesser of four percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or a smaller number of shares as determined by the board of directors. Under this provision, the number of shares of common stock reserved for issuance under the Plan was increased from 2,100,000 to 2,525,418 as of January 1, 2016. At June 30, 2016, up to 1,944,410 shares of common stock may be issued under the Plan, of which 1,306,702 shares are reserved for issuance upon the exercise of outstanding options and issuance of outstanding restricted stock units, and 637,708 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The total fair value of RSUs that vested during the three and six months ended June 30, 2016 was $60,000 and $61,000, respectively, and during the three and six months ended June 30, 2015 was $216,000 and $538,000, respectively. A summary of the activity related to RSUs is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2015	215,992	$8.43
Granted during the period	596,045	$0.51
Vested during the period	(128,956)	$10.00
Unvested at June 30, 2016	683,081	$1.22

The Company issued shares of common stock in settlement of RSUs that vested and were issued during the period aggregating 68,826 and 142,452 shares during the three and six months ended June 30, 2016, respectively, and 340,540 and 366,474 shares during the three and six months ended June 30, 2015, respectively. As permitted under the Plan, to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted, the Company repurchased 64,835 and 121,486 shares of common stock, with aggregate values of $30,000 and $56,000 during the three and six months ended June 30, 2016, respectively, and 165,878 and 176,333 shares with aggregate values of $319,000 and $346,000 during the three and six months ended June 30, 2015, respectively.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	631,567	$2.28
Granted	86,800	$0.51
Forfeitures and cancellations	(95,530)	$2.92
Outstanding at June 30, 2016	622,837	$1.94	9.1	$—
Options exercisable at June 30, 2016	148,798	$2.22	8.9	$—
Options vested and expected to vest as of June 30, 2016	622,837	$1.94	9.1	$—

Stock-Based Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions:

	Six Months Ended June 30,
	2016			2015
Risk-free interest rate	0.52%	-	1.38%	1.34%	-	1.94%
Expected volatility	66.2%	-	75.4%	64.3%	-	67.8%
Weighted-average volatility		73.9%			65.7%
Dividend yield		0%			0%
Weighted-average expected term (in years)		1.8			6.3
Weighted-average grant date fair value per share		$0.17			$1.43

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

Total non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$7	$11	$12	$33
Research and development	4	27	10	42
Selling and marketing	18	11	35	23
General and administrative	606	663	1,291	1,322
Total	$635	$712	$1,348	$1,420

At June 30, 2016, there was $545,000 of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. At June 30, 2016, there was $407,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

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

Overview

We are a commercial stage, molecular genetics diagnostic company focused on providing innovative diagnostic services that help physicians make better-informed decisions concerning the care of their patients suffering from cancer. Our mission is to develop, validate and deliver innovative diagnostic services that enable better patient-care decisions.

We were founded in January 2010 and hold an exclusive license to the intellectual property stemming from the renowned research on multiple myeloma (“MM”) performed at UAMS. Our flagship service offering is the MyPRS® test, which is a microarray-based Gene Expression Profiling (“GEP”) assay that tests for the presence of specific groups of genes that can predict low or high level risk of early relapse in patients suffering from MM. The information provided by our MyPRS® test aids physicians in selecting the optimal treatment regimen for each patient’s unique MM condition.

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

We believe a key challenge to achieving our growth strategy will be our ability to become contracted with additional payors beyond Medicare and Arkansas Blue Cross Blue Shield (“AR-BCBS”). In order to broaden our coverage policy approval to include a number of the major health care insurance providers in the United States, we are currently presenting our clinical validity and utility dossier and health economic model to various non-contracted third-party payors and accountable care organizations to support our request for their reimbursement approval. MyPRS® has been studied extensively and there are more than 30 peer-reviewed scientific publications that describe the validity and utility of the test. MyPRS® is one of the most extensively validated genomic assays available today. Further, the MyPRS® assay has been validated on patient cohorts totaling over 4,500 patients and detailed in 17 peer-reviewed publications. Please visit our website at www.signalgenetics.com in the “Publications” section under the “Physicians” tab for a list of these publications. These publications were used to help create the aforementioned clinical utility dossier that justifies reimbursement approval by the majority of health care payors.

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

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During the first six months of 2016, we had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the first six months of 2016 and 2015 were 22% and 75%, respectively. Revenue sourced either from or through our other two major customers as a percentage of net revenue during the first six months of 2016 and 2015 were 26% and 0%, and 12% and 5%, respectively.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of sales commissions and support costs, salaries and related employee benefits, travel, and marketing costs for our commercial, business development, medical affairs and managed care functions.

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

During the six months ended June 30, 2016, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies.

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

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

We record accounts receivable net of contractual allowances and an allowance for doubtful accounts. At June 30, 2016 and December 31, 2015, contractual allowances were $2.7 million and $2.1 million, respectively. We estimate an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During the second quarters of 2016 and 2015, we recognized $0 and $4,000, respectively, in bad debt expense. During first six months of 2016 and 2015, we recognized $2,000 and $28,000, respectively, in bad debt expense. At June 30, 2016 and December 31, 2015, there were no allowances for doubtful accounts. Uncollectability of accounts receivable for a non-contracted payor is typically a reflection of an estimate in excess of actual collections and is adjusted in the period of collection as a change in estimate resulting in an increase in contractual allowances and, therefore, a reduction in current period net revenue.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual allowances to arrive at the net accounts receivable balances at June 30, 2016 and December 31, 2015. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	June 30, 2016
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$177	$18	$22	$17	$234
Contracted insurance companies	18	—	4	10	32
Direct bill	163	10	—	—	173
Non-contracted insurance companies	314	317	341	1,991	2,963
Accounts receivable, gross	672	345	367	2,018	3,402
Less: contractual allowances	(366)	(272)	(299)	(1,807)	(2,744)
Accounts receivable, net	$306	$73	$68	$211	$658

	December 31, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$116	$55	$32	$16	$219
Contracted insurance companies	13	—	9	16	38
Direct bill	101	12	24	14	151
Non-contracted insurance companies	336	256	215	1,244	2,051
Accounts receivable, gross	566	323	280	1,290	2,459
Less: contractual allowances	(347)	(245)	(230)	(1,243)	(2,065)
Accounts receivable, net	$219	$78	$50	$47	$394

The day sales outstanding (“DSO”) at June 30, 2016 has increased to 71 days, compared to 53 days at December 31, 2015, attributable to the growth in net accounts receivable which was influenced by the increase in both test volume and average selling price for billings to non-contracted insurance payors. Since private non-contracted insurance payors are slower to pay, we expect our DSO’s to increase as net revenues from these payors increase.

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

In May 2015, the FASB issued ASU No. 2015-07 that eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

Results of Operations

Second Quarter of 2016 Compared to the Second Quarter of 2015

Net Revenue

Our net revenue was $874,000 during the second quarter of 2016, an increase of $140,000, or 19%, compared to $734,000 during the second quarter of 2015. Net revenue and tests billed during the second quarters of 2016 and 2015 were as follows:

	Three Months Ended June 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2016	2015	$	%	2016	2015	#	%
Clinical patients at U.S. hospitals and direct billed customers	$774	$329	$445	135%	481	283	198	70%
Research testing services	40	405	(365)	(90)%	47	486	(439)	(90)%
Pharmaceutical services	60	—	60	100%	12	—	12	100%
Total	$874	$734	$140	19%	540	769	(229)	(30)%

The number of tests we billed for clinical patients at U.S. hospitals and direct billed customers increased 70% during the second quarter of 2016 compared to the same period in 2015 due to an increase in new hospital customers and an increase in tests sourced from existing customers, a direct result of our increased marketing efforts. Net revenue recognized for such tests billed increased 135% during the second quarter of 2016 when compared to the same period in 2015. The increase in net revenue was driven primarily by the increased test volume and an increase in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors based on our positive collections experience with such payors. Additionally, net favorable changes in estimates of $82,000 were recorded in the second quarter of 2016, related to revenues recorded in prior years. Net revenue of $329,000 in the second quarter of 2015 was reduced by $43,000 of net unfavorable changes in estimates related to revenue recorded in 2014.

Both the net revenue recognized and number of tests reported and billed for UAMS research testing services decreased 90% during the second quarter of 2016 compared to the second quarter of 2015 primarily due to the decrease in funds available at UAMS for such services. As previously reported, we expect continued declining revenue sourced from UAMS testing services.

In our pharmaceutical services business, MyPRS® will be run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We recognized net revenue of $60,000 for services rendered during the second quarter of 2016. We are pursuing additional projects for our pharmaceutical services business.

Cost of Revenue

Cost of revenue was $628,000, or 72% of net revenues, during the second quarter of 2016, a decrease of $50,000, or 7%, compared to $678,000, or 92% of net revenues, during the second quarter of 2015. The decrease in cost of revenue is primarily attributable to an $86,000 decrease in laboratory supply costs, a reflection of lower test volumes from UAMS, offset by a $27,000 increase in royalty expense, related to an increase in revenues, and a $9,000 increase in labor related to re- assignment of laboratory personnel from internal research projects.

Research and Development Expenses

Research and development expenses were $334,000 during the second quarter of 2016, an increase of $140,000, or 72%, when compared to $194,000 during the second quarter of 2015. The increase is primarily attributable to $195,000 increase in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG, offset by a $55,000 decrease in our usage of labor, materials and supplies for internal research projects compared to the second quarter of 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $555,000 during the second quarter of 2016, a decrease of $19,000, or 3%, when compared to $574,000 during the second quarter of 2015. The decrease is primarily attributed to a $51,000 decrease in marketing projects and conference expenses, offset by a $32,000 increase in personnel costs related to establishing our medical affairs function.

General and Administrative Expenses

General and administrative expenses were $1.8 million during the second quarter of 2016, an increase of $63,000, or 4%, when compared to the second quarter of 2015. The increase was primarily attributable to: $44,000 in increased personnel costs related to hiring of accounting, internal billing and IT staff; $72,000 in increased expenses related to investor relations and board of directors compensation; and $21,000 in increased expenses related to facility costs and other administrative costs; offset by a $58,000 decrease in stock-based compensation expense and $16,000 in reduced spending related to professional services.

Interest Expense

Interest expense was $23,000 during the second quarter of 2016, compared to $72,000 during the second quarter of 2015. The decrease was primarily due to interest expense recorded in the second quarter of 2015 related to the increase in the principal amount of an unsecured note payable due to a related party. The increase in the principal amount of the note was deferred and was amortized to interest expense over the initial term of the note to June 30, 2015.

First Six Months of 2016 Compared to the First Six Months of 2015

Net Revenue

Our net revenue was $1.7 million during the first six months of 2016, an increase of $314,000, or 23%, compared to $1.4 million during the first six months of 2015. Net revenue and tests billed during the first six months of 2016 and 2015 were as follows:

	Six Months Ended June 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2016	2015	$	%	2016	2015	#	%
Clinical patients at U.S. hospitals and direct billed customers	$1,547	$553	$994	180%	965	535	430	80%
Research testing services	80	825	(745)	(90)%	98	1,012	(914)	(90)%
Pharmaceutical services	65	—	65	100%	12	—	12	100%
Total	$1,692	$1,378	$314	23%	1,075	1,547	(472)	(31)%

The number of tests we billed for clinical patients at U.S. hospitals and direct billed customers increased 80% during the first six months of 2016 compared to the same period in 2015 due to an increase in new hospital customers and an increase in tests sourced from existing customers, a direct result of our increased marketing efforts. Net revenue recognized for such tests billed increased 180% during the first six months of 2016 when compared to the same period in 2015. The increase in net revenue was driven primarily by the increased test volume and an increase in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors based on our positive collections experience with such payors. Additionally, net favorable changes in estimates of $224,000 were recorded in the first six months of 2016, related to revenues recorded in prior years. Net revenue of $553,000 in the first six months of 2015 was reduced by $73,000 of net unfavorable changes in estimates related to revenue recorded in 2014.

Both the net revenue recognized and number of tests reported and billed for UAMS research testing services decreased 90% during the first six months of 2016 compared to the first six months of 2015 primarily due to the decrease in funds available at UAMS for such services. As previously reported, we expect continued declining revenue sourced from UAMS testing services.

In our pharmaceutical services business, MyPRS® will be run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We recognized net revenue of $65,000 for services rendered during the first six months of 2016. We are pursuing additional projects for our pharmaceutical services business.

Cost of Revenue

Cost of revenue was $1.3 million, or 74% of net revenues, during the first six months of 2016, a decrease of $182,000, or 13%, compared to $1.4 million, or 104% of net revenues, during the first six months of 2015. The decrease in cost of revenue is primarily attributable to a decrease of $57,000 of assigned laboratory personnel and $167,000 decrease in laboratory supply costs, a reflection of lower test volumes from UAMS, offset by a $42,000 increase in royalty expense, related to an increase in revenues.

Research and Development Expenses

Research and development expenses were $641,000 during the first six months of 2016, an increase of $348,000, or 119%, when compared to $293,000 during the first six months of 2015. The increase is primarily attributable to a $381,000 increase in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG, offset by a $33,000 decrease in our usage of labor, materials and supplies for internal research projects compared to the first six months of 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $1.1 million during the first six months of 2016, an increase of $57,000, or 6%, when compared to $1.0 million during the first six months of 2015. The increase is primarily attributed to a $74,000 increase in personnel costs related to the establishment of our medical affairs function, offset by a $17,000 decrease in marketing projects and conferences expenses.

General and Administrative Expenses

General and administrative expenses were $3.9 million during the first six months of 2016, an increase of $208,000, or 6%, when compared to $3.7 million during the first six months of 2015. The increase was primarily attributable to: $202,000 in increased personnel costs related to hiring of accounting, internal billing and IT staff; $118,000 in increased expenses related to investor relations and board of directors; and $18,000 in expenses related to facility costs and other administrative costs; partially offset by $130,000 in reduced spending related to professional services.

Interest Expense

Interest expense was $46,000 during the first six months of 2016, compared to $94,000 during the first six months of 2015. The decrease was primarily due to interest expense recorded in the second quarter of 2015 related to the increase in the principal amount of an unsecured note payable due to a related party. The increase in the principal amount of the note was deferred and was amortized to interest expense over the initial term of the note to June 30, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.5 million at June 30, 2016 compared to $10.8 million at December 31, 2015. At June 30, 2016, we had working capital of $5.4 million.

Our existing cash resources will not be sufficient to meet our operating plan for the full 12-month period after the date of this filing. Based on our current plans and available resources, we believe we can maintain our current operations through June 2017. As a result, to continue to fund our ongoing operations beyond June 2017, we would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert our existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof.

Due to current market conditions, our current liquidity position and our depressed stock price, we believe it is unlikely that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all, and raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, we will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on our business. Further, if we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable to us, we would also be required to sell or license our assets, sell the Company or otherwise liquidate all or a portion of our assets and/or cease our operations altogether.

We have no material commitments for capital expenditures at this time.

Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders might lose some or all of their investment in us.

Operating activities

Cash used by operations during the first six months of 2016 was $4.2 million, compared to $3.3 million during the first six months of 2015.

During the first six months of 2016, the use of cash from changes in operating assets and liabilities of $452,000 includes a $264,000 increase in accounts receivable, which primarily reflects an increase in our net revenue during the first six months of 2016 when compared to the fourth quarter of 2015, an increase in inventory of $26,000 and an increase in prepaid expenses and other current assets of $273,000, partially offset by an increase in accounts payable and accrued liabilities of $111,000.

During the first six months of 2015, the provision of cash from changes in operating assets and liabilities of $303,000 includes a $507,000 decrease in accounts receivable, a $233,000 increase in accounts payable and accrued liabilities, primarily due to higher accrued compensation and offering costs, and a $105,000 reduction in our prepaid expenses and other current assets, partially offset by an increase in inventory of $357,000 and a reduction in our lease termination/abandonment payable of $185,000.

Investing activities

Net cash used by investing activities during the first six months of 2016 and 2015 of $3,000 and $68,000, respectively, were for the purchase of property and equipment.

As of this time, we plan to focus on our growth strategies and do not plan to use a material amount of our cash resources for the purchase of property and equipment during the remainder of 2016.

Financing activities

Net cash used by financing activities during the first six months of 2016 of $98,000 consisted of $56,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards and $42,000 for repayment of our capital lease obligation.

Net cash provided by financing activities during the first six months of 2015 of $8.7 million consisted primarily of the net proceeds from our public offering of common stock in February 2015 of $9.1 million, partially offset by $346,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards and $36,000 for repayment of our capital lease obligation.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the additional risk factor set forth below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 21, 2016, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Related to our Financial Condition

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities and to continue as a going concern beyond June 2017.

As of June 30, 2016, we had cash and cash equivalents totaling $6.5 million. Our existing cash resources will not be sufficient to meet our operating plan for the full 12-month period after the date of this filing. Based on our current plans and available resources, we believe we can maintain our current operations through June 2017. As a result, to continue to fund our ongoing operations beyond June 2017, we would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert our existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof. Due to current market conditions, our current liquidity position and our depressed stock price, we believe it is unlikely that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, we will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on our business. Further, if we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable to us, we would also be required to sell or license our assets, sell the Company or otherwise liquidate all or a portion of our assets and/or cease our operations altogether. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders might lose some or all of their investment in us.

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of the Company, as amended and restated on June 21, 2016.
10.1	Second Amendment to the Signal Genetics, Inc. 2014 Stock Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32*	Section 1350 Certification.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_______________

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016	SIGNAL GENETICS, INC.

	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer

	By:	/s/ Tamara A. Seymour
Tamara A. Seymour, Chief Financial Officer (Principal Financial Officer)