Form 10-Q
period 2016-09-30
SIGNAL GENETICS, INC.
filed 2016-10-26
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 20, 2016, there were 10,790,422 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

SIGNAL GENETICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,351	$10,832
Accounts receivable, net	733	394
Inventory	62	187
Prepaid expenses and other current assets	366	321
Total current assets	6,512	11,734
Property and equipment, net	1,014	1,153
Security deposits	15	15
Total assets	$7,541	$12,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$242
Accrued liabilities	1,649	1,018
Note payable – related party	1,105	1,105
Other current liabilities	48	103
Total current liabilities	2,853	2,468
Other noncurrent liabilities	2	24
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,790,422 and 10,635,454 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	108	106
Additional paid in capital	29,650	28,272
Accumulated deficit	(25,072)	(17,968)
Total stockholders’ equity	4,686	10,410
Total liabilities and stockholders’ equity	$7,541	$12,902

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$889	$501	$2,581	$1,879
Operating expenses:
Cost of revenue	599	577	1,856	2,016
Research and development	226	253	867	546
Selling and marketing	373	796	1,438	1,804
General and administrative	1,507	2,003	5,455	5,743
Total operating expenses	2,705	3,629	9,616	10,109
Loss from operations	(1,816)	(3,128)	(7,035)	(8,230)
Interest expense	(23)	(24)	(69)	(118)
Net loss	$(1,839)	$(3,152)	$(7,104)	$(8,348)
Net loss per common share, basic and diluted	$(0.17)	$(0.39)	$(0.66)	$(1.15)
Weighted-average number of shares outstanding, basic and diluted	10,787,837	8,125,133	10,754,359	7,234,628

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(7,104)	$(8,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,441	2,258
Depreciation and amortization	142	137
Noncash interest on note payable – related party	66	110
Changes in operating assets and liabilities:
Accounts receivable	(339)	541
Inventory	125	(185)
Prepaid expenses and other current assets	(45)	(171)
Accounts payable and other current liabilities	360	307
Lease termination/abandonment payable	—	(248)
Net cash used in operating activities	(5,354)	(5,599)
INVESTING ACTIVITIES
Purchases of property and equipment	(3)	(100)
Decrease in security deposit on lease	—	28
Net cash used in investing activities	(3)	(72)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs to issue	—	13,095
Shares repurchased to satisfy tax withholding obligation for restricted stock awards	(61)	(363)
Repayment of capital lease obligation	(63)	(56)
Net cash provided by (used in) financing activities	(124)	12,676
Net increase (decrease) in cash	(5,481)	7,005
Cash and cash equivalents, beginning of period	10,832	5,119
Cash and cash equivalents, end of period	$5,351	$12,124
NONCASH FINANCING AND INVESTING ACTIVITIES
Conversion of amounts due to related party to note payable – related party	$—	$1,045
Fair value of warrants and options for overallotment shares to underwriters issued in connection with public stock offering	$—	$330

See accompanying notes to unaudited condensed financial statements.

SIGNAL GENETICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Basis of Presentation and Liquidity

The Company's unaudited condensed financial statements for the three and nine months ended September 30, 2016 have been prepared on the assumption that it will continue as a going concern, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Since its inception, the Company has devoted substantial effort in developing its products and services and has incurred losses and negative cash flows from operations. Existing cash resources will not be sufficient to meet the Company’s operating plan for the full 12-month period after the date of this filing. Based on available resources, the Company believes it can maintain current operations into the second quarter of 2017. As a result, to continue to fund ongoing operations beyond the second quarter of 2017, the Company would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof. The unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Due to current market conditions, the Company’s current liquidity position and its depressed stock price, the Company believes it may be difficult to obtain additional equity or debt financing on acceptable terms, if at all, thus raising substantial doubt about the Company’s ability to continue as a going concern. If it is unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, the Company will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on its business. Further, if the Company is unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable, the Company would also be required to sell or license its assets, sell the Company or otherwise liquidate all or a portion of its assets and/or cease its operations altogether.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2016.

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

Cash and Cash Equivalents

Cash is comprised of cash on hand and deposits in banks. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents, which, at September 30, 2016, are comprised of money market funds.

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

Accounts receivable are recorded net of contractual allowances and an allowance for doubtful accounts. At September 30, 2016 and December 31, 2015, accounts receivable were $733,000 and $394,000, respectively, and are net of contractual allowances of $3.1 million and $2.1 million, respectively. The Company estimates an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each type of payor. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

During the three months ended September 30, 2016 and 2015, the Company recognized $7,000 and $4,000, respectively, in bad debt expense. During the nine months ended September 30, 2016 and 2015, the Company recognized $8,000 and $32,000, respectively, in bad debt expense. At September 30, 2016 and December 31, 2015, allowances for doubtful accounts were $10,000 and $0, respectively.

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

The Company’s estimates of net revenue for non-contracted insurance companies are subject to change based on the contractual status and payment policies of the third-party payors with whom the Company deals. The Company regularly refines its estimates in order to make estimated revenue as accurate as possible based on its most recent collection experience with each third-party payor. The Company regularly reviews its historical collection experience for non-contracted payors and anticipated changes in the healthcare industry and adjusts expected revenues for current and subsequent periods accordingly. During the three and nine months ended September 30, 2016, net favorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $6,000 and $229,000, respectively. During the three and nine months ended September 30, 2015, net unfavorable changes in estimates were recorded to revenue related to non-contracted revenues recorded in the prior year of $64,000 and $137,000, respectively.

The table below shows the adjustments made to gross revenues to arrive at net revenues, the amount reported in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gross revenues	$2,238	$1,335	$6,397	$4,089
Less: contractual allowances	(1,349)	(834)	(3,816)	(2,210)
Net revenue	$889	$501	$2,581	$1,879
Contractual allowances as a percentage of gross revenues	60%	62%	60%	54%

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

At September 30, 2016 and December 31, 2015, the Company’s cash equivalent instruments consisted of $5.1 million and $10.4 million, respectively, in money market funds that were measured at fair value using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

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

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock units	666,780	363,207	565,889	466,950
Options to purchase common stock	611,825	416,345	611,893	256,573
Warrants to purchase common stock	203,214	203,214	203,214	172,857
Total	1,481,819	982,766	1,380,996	896,380

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

During the three and nine months ended September 30, 2016, the Company had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the three months ended September 30, 2016 and 2015 accounted for 21% and 35%, respectively, and 22% and 64% during the nine months ended September 30, 2016 and 2015, respectively. Revenue sourced either from or through the other two major customers as a percentage of net revenue during the three months ended September 30, 2016 and 2015 accounted for 29% and 3%, and 9% and 16%, respectively, and 27% and 1%, and 11% and 11% during the nine months ended September 30, 2016 and 2015, respectively.

Accounts receivable from the Company’s three major customers as a percentage of total accounts receivable as of September 30, 2016 and December 31, 2015 were 12% and 19%, respectively. UAMS accounted for 9% and 19% of total accounts receivable as of September 30, 2016 and December 31, 2015, respectively. The Company has minimal accounts receivable from the other two major customers since revenue sourced through them is billed to various third-party payors, depending on a patient’s medical insurance policy.

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

3.	Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Laboratory and computer equipment	$1,820	$1,817
Furniture and fixtures	69	69
Leasehold improvements	6	6
	1,895	1,892
Less: accumulated depreciation and amortization	(881)	(739)
Total property and equipment, net	$1,014	$1,153

An asset with a cost of $300,000 recorded under a capital lease is included in the laboratory equipment balances at September 30, 2016 and December 31, 2015.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Accrued bonuses	$722	$592
Accrued contract research and development	310	35
Accrued compensation and related expenses	250	234
Accrued interest payable – related party	139	73
Other	228	84
Total accrued expenses	$1,649	$1,018

4.	Note Payable – Related Party and Capital Lease Obligations

Note Payable — Related Party

On March 6, 2015, the amounts due to related party, aggregating $1,045,000, were converted into an unsecured note payable – related party, bearing interest at 8% per annum and due on demand. The principal amount of the note was increased by $60,000 over the amounts due to related party to $1,105,000 to provide the equivalent of 8% per annum interest for the period of time the amounts due to related party were held as a payable in exchange for a provision that the related party would not call the note prior to June 30, 2015. The increase in the principal amount of the note was deferred and amortized to interest expense over the initial term of the note to June 30, 2015. Interest expense related to this note during each of the three months ended September 30, 2016 and 2015 was $22,000, and during the nine months ended September 30, 2016 and 2015 was $66,000 and $110,000, respectively. The note balance at September 30, 2016 and December 31, 2015 was $1,105,000. Accrued interest payable of $139,000 and $73,000 is included in accrued liabilities in the balance sheets at September 30, 2016 and December 31, 2015, respectively.

Capital Lease Obligation

The Company has a two-year capital lease obligation for laboratory equipment which expires in January 2017, and provides for monthly rent of $7,200. The lease obligations at September 30, 2016 and December 31, 2015 were $25,000 and $88,000, which are net of $3,000 and $6,000, respectively, in unamortized discounts. Future maturities of this obligation at September 30, 2016 are $22,000 and $7,000 during the remainder of 2016 and 2017, respectively. Laboratory equipment with a net book value of $247,000 at September 30, 2016 serves as collateral for this obligation.

5.	Stockholders’ Equity

Changes in common shares outstanding and total stockholders’ equity during the nine months ended September 30, 2016 were as follows:

	Shares of Common Stock	Total Stockholders’ Equity (in thousands)
Balance, December 31, 2015	10,635,454	$10,410
Stock-based compensation	—	1,441
Shares issued under employee stock incentive plan, net of shares repurchased to satisfy tax withholding obligations	154,968	(61)
Net loss	—	(7,104)
Balance, September 30, 2016	10,790,422	$4,686

Common Shares

The Company has authorized 50,000,000 shares of common stock, of which 10,790,422 and 10,635,454 shares were issued and outstanding at September 30, 2016 and December 31, 2015, respectively. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2016 is as follows:

Issued and Outstanding:
Restricted stock units	638,865
Stock options	580,941
Warrants	203,214
Shares reserved for future award grants	709,248
Total	2,132,268

Public Offerings of Common Stock

During the three and nine months ended September 30, 2015, the Company sold 2,734,983 shares of common stock for cash proceeds of $4.0 million, which is net of $429,000 in sales agent’s commissions and offering expenses, pursuant to its July 2015 “at the market offering” program.

On February 20, 2015, the Company completed a public offering of 3,214,285 shares of its common stock, at $2.80 per share, for cash proceeds of $7.8 million, which is net of $1.2 million in underwriter commissions and offering expenses. In connection with the offering, the Company granted a 45-day option to the underwriter to purchase up to 482,142 shares of common stock to cover overallotments, with an aggregate grant date fair value of $132,000. On February 26, 2015, the underwriters exercised the overallotment option for cash proceeds of $1.3 million, which is net of $95,000 in underwriter commissions. In connection with this offering, as a portion of the underwriting compensation payable to the underwriters, the Company issued warrants to purchase 160,714 shares of its common stock to the representative of the underwriters with an aggregate grant date fair value of $198,000. The warrants are exercisable at any time from February 2016 through February 2020 at an exercise price of $3.50 per share. The aggregate fair values of the warrants and overallotment option issued were recorded as an increase to additional paid-in capital with an offset to the proceeds from the offering. The net contribution to additional paid-in capital was $8.8 million after deducting the noncash fair values of warrants and overallotment option issued in connection with the offering.

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

The Company’s 2014 Stock Incentive Plan, as amended (the “Plan”), provides for stock awards that may be made in the form of incentive or non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, or other stock-based awards. No awards may be granted after June 16, 2024. The Plan provides for an annual increase in the number of shares of common stock available for grant on the first day of each calendar year that is equal to the lesser of four percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or a smaller number of shares as determined by the board of directors. Under this provision, the number of shares of common stock reserved for issuance under the Plan was increased from 2,100,000 to 2,525,418 as of January 1, 2016. At September 30, 2016, up to 1,929,054 shares of common stock may be issued under the Plan, of which 1,219,806 shares are reserved for issuance upon the exercise of outstanding options and issuance of outstanding restricted stock units, and 709,248 shares are available for future grants.

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

RSUs generally vest over a period of one to four years, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The total fair value of RSUs that vested during the three and nine months ended September 30, 2016 was $12,000 and $73,000, respectively, and during the three and nine months ended September 30, 2015 was $67,000 and $605,000, respectively. A summary of the activity related to RSUs is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2015	215,992	$8.43
Granted during the period	596,045	$0.51
Vested during the period	(154,308)	$9.27
Forfeitures and cancelations	(22,000)	$0.51
Unvested at September 30, 2016	635,729	$1.08

The Company issued shares of common stock in settlement of RSUs that vested and were issued during the period aggregating 12,516 and 154,968 shares during the three and nine months ended September 30, 2016, respectively, and 54,941 and 421,415 shares during the three and nine months ended September 30, 2015, respectively. As permitted under the Plan, to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units previously granted, the Company repurchased 10,484 and 131,970 shares of common stock, with aggregate values of $5,000 and $61,000 during the three and nine months ended September 30, 2016, respectively, and 10,587 and 186,920 shares with aggregate values of $18,000 and $363,000 during the three and nine months ended September 30, 2015, respectively.

Stock Options

Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the activity related to stock option awards is as follows:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	631,567	$2.28
Granted	86,800	$0.51
Forfeitures and cancellations	(137,426)	$2.64
Outstanding at September 30, 2016	580,941	$1.93	8.8	$—
Options exercisable at September 30, 2016	262,194	$2.08	8.8	$—
Options vested and expected to vest as of September 30, 2016	580,941	$1.93	8.8	$—

Stock-Based Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the BSM option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2016			2015
Risk-free interest rate	0.52%	-	1.38%	1.34%	-	1.94%
Expected volatility	66.2%	-	75.4%	58.9%	-	67.8%
Weighted-average volatility		73.9%			60.1%
Dividend yield		0%			0%
Weighted-average expected term (in years)		1.8			6.0
Weighted-average grant date fair value per share		$0.17			$0.91

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

Total non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$7	$12	$20	$45
Research and development	7	27	16	69
Selling and marketing	14	15	49	38
General and administrative	65	784	1,356	2,106
Total	$93	$838	$1,441	$2,258

At September 30, 2016, there was $485,000 of unamortized compensation cost related to unvested RSUs which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. At September 30, 2016, there was $316,000 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

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

Our growth strategy includes the following key elements:

•	Expanding the U.S. market penetration of our MyPRS® test by increasing the geographic coverage of our commercial organization.
•	Broadening the base of health care insurance companies that have approved reimbursements for MyPRS®.
•	Expanding the diagnostic indications for MyPRS® to include asymptomatic monoclonal gammopathy (“AMG”), the precursor conditions to MM.
•	Pursuing additional collaborations with pharmaceutical companies who focus on developing therapies to treat MM and its precursor disease.
•	Expanding our information technology infrastructure to further improve our customer service experience.
•	Continuing to leverage our relationship with UAMS and other key academic centers.
•	Expanding our test offering with the addition of other molecular tests useful to physicians who care for MM patients.
•	Expanding and leveraging our capabilities into additional blood cancer indications.
•	Pursuing additional collaborations, mergers and acquisitions, and other strategic opportunities.
•	Continuing to reduce the costs associated with the development, manufacture and interpretation of our proprietary genomic tests and services.

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

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the completion of tests processed through our CAP-accredited and CLIA certified laboratory when test results are delivered to ordering physicians. During the first nine months of 2016, we had three major customers, including UAMS. Revenue sourced either from or through UAMS as a percentage of net revenue during the first nine months of 2016 and 2015 were 22% and 64%, respectively. Revenue sourced either from or through our other two major customers as a percentage of net revenue during the first nine months of 2016 and 2015 were 27% and 1%, and 11% and 11%, respectively.

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

During the nine months ended September 30, 2016, other than as discussed below, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies.

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

Accounts Receivable, Contractual Allowances and Allowance for Doubtful Accounts

We record accounts receivable net of contractual allowances and an allowance for doubtful accounts. At September 30, 2016 and December 31, 2015, contractual allowances were $3.1 million and $2.1 million, respectively. We estimate an allowance for doubtful accounts based on the aging of the accounts receivable and the historical collection experience for each of our contracted payors. When the amounts are determined to be uncollectible, they are expensed as bad debt and subsequently charged-off against the allowance. During the third quarters of 2016 and 2015, we recognized $7,000 and $4,000, respectively, in bad debt expense. During first nine months of 2016 and 2015, we recognized $8,000 and $32,000, respectively, in bad debt expense. At September 30, 2016 and December 31, 2015 allowances for doubtful accounts were $10,000 and $0, respectively. Uncollectability of accounts receivable for a non-contracted payor is typically a reflection of an estimate in excess of actual collections and is adjusted in the period of collection as a change in estimate resulting in an increase in contractual allowances and, therefore, a reduction in current period net revenue.

The following tables present our gross accounts receivable from customers outstanding by aging category reduced by total contractual and doubtful account allowances to arrive at the net accounts receivable balances at September 30, 2016 and December 31, 2015. Other than our direct bill customers, all of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

	September 30, 2016
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$270	$155	$9	$31	$465
Contracted insurance companies	53	9	4	14	80
Direct bill	151	6	—	3	160
Non-contracted insurance companies	365	243	286	2,239	3,133
Accounts receivable, gross	839	413	299	2,287	3,838
Less: contractual and doubtful account allowances	(450)	(274)	(235)	(2,146)	(3,105)
Accounts receivable, net	$389	$139	$64	$141	$733

	December 31, 2015
(in thousands)	0 - 30 Days	31 - 60 Days	61 - 90 Days	Over 90 Days	Total
Medicare	$116	$55	$32	$16	$219
Contracted insurance companies	13	—	9	16	38
Direct bill	101	12	24	14	151
Non-contracted insurance companies	336	256	215	1,244	2,051
Accounts receivable, gross	566	323	280	1,290	2,459
Less: contractual allowances	(347)	(245)	(230)	(1,243)	(2,065)
Accounts receivable, net	$219	$78	$50	$47	$394

The day sales outstanding (“DSO”) at September 30, 2016 has increased to 78 days, compared to 53 days at December 31, 2015, attributable to the growth in net accounts receivable which was influenced by the increase in both test volume and average selling price for billings to non-contracted insurance payors. Since private non-contracted insurance payors are slower to pay, we expect our DSO’s to increase as net revenues from these payors increase.

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

Results of Operations

Third Quarter of 2016 Compared to the Third Quarter of 2015

Net Revenue

Our net revenue was $889,000 during the third quarter of 2016, an increase of $388,000, or 77%, compared to $501,000 during the third quarter of 2015. Net revenue and tests billed during the third quarters of 2016 and 2015 were as follows:

	Three Months Ended September 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2016	2015	$	%	2016	2015	#	%
Clinical patients at U.S. hospitals and direct billed customers	$821	$421	$400	95%	527	343	184	54%
Research testing services	52	75	(23)	(31)%	46	94	(48)	(51)%
Pharmaceutical services	16	5	11	220%	5	10	(5)	(50)%
Total	$889	$501	$388	77%	578	447	131	29%

The number of tests we billed for clinical patients at U.S. hospitals and direct billed customers increased 54% during the third quarter of 2016 compared to the same period in 2015 due to an increase in new hospital customers and an increase in tests sourced from existing customers. Net revenue recognized for such tests billed increased 95% during the third quarter of 2016 when compared to the same period in 2015. The increase in net revenue was driven primarily by the increased test volume and an increase in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors based on our positive collections experience with such payors. Additionally, net favorable changes in estimates of $6,000 were recorded in the third quarter of 2016, related to revenues recorded in prior years. Net revenue of $421,000 in the third quarter of 2015 was reduced by $64,000 of net unfavorable changes in estimates related to revenue recorded in 2014.

Both the net revenue recognized and number of tests reported and billed for research testing services, primarily UAMS, decreased 31% and 51% during the third quarter of 2016 compared to the third quarter of 2015 primarily due to the decrease in funds available at UAMS for such services.

In our pharmaceutical services business, MyPRS® is being run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We recognized net revenue of $16,000 for services rendered during the third quarter of 2016.

Cost of Revenue

Cost of revenue was $599,000, or 67% of net revenues, during the third quarter of 2016, an increase of $22,000, or 4%, compared to $577,000, or 115% of net revenues, during the third quarter of 2015. The increase in cost of revenue is primarily attributable to an increase in assigned laboratory personnel costs to fulfill the higher test volumes from clinical patients at U.S. hospitals for the third quarter of 2016 and an increase in the royalties due to UAMS for the higher test volume.

Research and Development Expenses

Research and development expenses were $226,000 during the third quarter of 2016, a decrease of $27,000, or 11%, when compared to $253,000 during the third quarter of 2015. The decrease is primarily attributable to a $132,000 decrease in our usage of labor, materials and supplies for internal research projects compared to the third quarter of 2015, offset by a $105,000 increase in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG.

Selling and Marketing Expenses

Selling and marketing expenses were $373,000 during the third quarter of 2016, a decrease of $423,000, or 53%, when compared to $796,000 during the third quarter of 2015. The decrease is primarily attributed to $137,000 in recruiting and hiring costs incurred during the third quarter of 2015 related to establishing our medical affairs functions, a $209,000 decrease in marketing projects due to one-time projects incurred in the third quarter of 2015 and a $77,000 decrease in personnel costs due to a reduction in staff during 2016.

General and Administrative Expenses

General and administrative expenses were $1.5 million during the third quarter of 2016, a decrease of $496,000, or 25%, when compared to $2.0 million during the third quarter of 2015. The decrease was primarily attributable to a $720,000 decrease in stock-based compensation expense, $40,000 in decreased expenses related to facility and other administrative costs, offset by $242,000 in increased spending related to professional services, and $22,000 in increased personnel costs related to hiring of accounting, internal billing and IT staff.

First Nine Months of 2016 Compared to the First Nine Months of 2015

Net Revenue

Our net revenue was $2.6 million during the first nine months of 2016, an increase of $702,000, or 37%, compared to $1.9 million during the first nine months of 2015. Net revenue and tests billed during the first nine months of 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	Net Revenue (in 000s)				Tests Billed
			Increase (Decrease)				Increase (Decrease)
	2016	2015	$	%	2016	2015	#	%
Clinical patients at U.S. hospitals and direct billed customers	$2,368	$974	$1,394	143%	1,492	878	614	70%
Research testing services	131	900	(769)	(85)%	144	1,106	(962)	(87)%
Pharmaceutical services	82	5	77	1,540%	17	10	7	70%
Total	$2,581	$1,879	$702	37%	1,653	1,994	(341)	(17)%

The number of tests we billed for clinical patients at U.S. hospitals and direct billed customers increased 70% during the first nine months of 2016 compared to the same period in 2015 due to an increase in new hospital customers and an increase in tests sourced from existing customers. Net revenue recognized for such tests billed increased 143% during the first nine months of 2016 when compared to the same period in 2015. The increase in net revenue was driven primarily by the increased test volume and an increase in test average selling price estimates used to calculate revenue for billings to non-contracted insurance payors based on our positive collections experience with such payors. Additionally, net favorable changes in estimates of $229,000 were recorded in the first nine months of 2016, related to revenues recorded in prior years. Net revenue of $974,000 in the first nine months of 2015 was reduced by $137,000 of net unfavorable changes in estimates related to revenue recorded in 2014.

Both the net revenue recognized and number of tests reported and billed for research testing services, primarily UAMS, decreased 85% and 87% during the first nine months of 2016 compared to the first nine months of 2015 primarily due to the decrease in funds available at UAMS for such services.

In our pharmaceutical services business, MyPRS® is being run across multiple clinical trials in connection with the development of novel treatments for patients with multiple myeloma. We recognized net revenue of $82,000 for services rendered during the first nine months of 2016.

Cost of Revenue

Cost of revenue was $1.9 million, or 72% of net revenues, during the first nine months of 2016, a decrease of $160,000, or 8%, compared to $2.0 million, or 107% of net revenues, during the first nine months of 2015. The decrease in cost of revenue is primarily attributable to a decrease of $46,000 of assigned laboratory personnel and $160,000 decrease in laboratory supply costs, a reflection of lower test volumes from UAMS, offset by a $46,000 increase in royalty expense, related to an increase in clinical patient-related revenues.

Research and Development Expenses

Research and development expenses were $867,000 during the first nine months of 2016, an increase of $321,000, or 59%, when compared to $546,000 during the first nine months of 2015. The increase is primarily attributable to $486,000 increase in sponsored research programs related to research to further validate the use of MyPRS® in MM and AMG, offset by a $165,000 decrease in our usage of labor, materials and supplies for internal research projects compared to the first nine months of 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $1.4 million during the first nine months of 2016, a decrease of $366,000, or 20% when compared to $1.8 million during the first nine months of 2015. The decrease is primarily attributed to $90,000 in recruiting and hiring costs incurred during the first nine months of 2015 related to establishing our medical affairs functions, a $241,000 decrease in marketing projects due to one-time projects incurred in the first nine months of 2015 and a $35,000 decrease in personnel costs due to a reduction in staff during 2016.

General and Administrative Expenses

General and administrative expenses were $5.5 million during the first nine months of 2016, a decrease of $288,000, or 5%, when compared to $5.7 million during the same period in 2015. The decrease was primarily attributable to a $750,000 decrease in stock-based compensation expense and $42,000 in decreased expenses related to facility and other administrative costs, offset by $255,000 in increased personnel costs related to hiring of accounting, internal billing and IT staff, $174,000 in increased spending related to professional services, and $75,000 in increased fees and expenses for our board of directors.

Interest Expense

Interest expense was $69,000 during the first nine months of 2016, compared to $118,000 during the first nine months of 2015. The decrease was primarily due to interest expense recorded in the third quarter of 2015 related to the increase in the principal amount of an unsecured note payable due to a related party. The increase in the principal amount of the note was deferred and was amortized to interest expense over the initial term of the note to June 30, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.4 million at September 30, 2016 compared to $10.8 million at December 31, 2015. At September 30, 2016, we had working capital of $3.7 million.

Our existing cash resources will not be sufficient to meet our operating plan for the full 12-month period after the date of this filing. Based on available resources, we believe we can maintain our current operations into the second quarter of 2017. As a result, to continue to fund our ongoing operations beyond the second quarter of 2017, we would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert our existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Due to current market conditions, our current liquidity position and our depressed stock price, we believe it may be difficult to obtain additional equity or debt financing on terms acceptable to us, if at all, thus raising substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, we will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on our business. Further, if we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable to us, we would also be required to sell or license our assets, sell the Company or otherwise liquidate all or a portion of our assets and/or cease our operations altogether. If we cannot continue as a viable entity, our stockholders might lose some or all of their investment in us.

We have no material commitments for capital expenditures at this time.

Operating activities

Cash used by operations during the first nine months of 2016 was $5.4 million, compared to $5.6 million during the first nine months of 2015.

During the first nine months of 2016, the provision of cash from changes in operating assets and liabilities of $101,000 includes a decrease in inventory of $125,000 and an increase in accounts payable and accrued liabilities of $360,000, partially offset by a $339,000 increase in accounts receivable, which primarily reflects an increase in our net revenue during the first nine months of 2016 when compared to the fourth quarter of 2015, and an increase in prepaid expenses and other current assets of $45,000.

During the first nine months of 2015, the provision of cash from changes in operating assets and liabilities of $244,000 includes a $541,000 decrease in accounts receivable and a $307,000 increase in accounts payable and accrued liabilities, primarily due to higher accrued compensation, partially offset by an increase in inventory of $185,000, an increase in prepaid expenses and other current assets of $171,000 and a reduction in our lease termination/abandonment payable of $248,000.

Investing activities

Net cash used by investing activities during the first nine months of 2016 and 2015 of $3,000 and $72,000, respectively, were for the purchase of property and equipment.

As of this time, we are focusing on our growth strategies and do not plan to use a material amount of our cash resources for the purchase of property and equipment during the remainder of 2016.

Financing activities

Net cash used by financing activities during the first nine months of 2016 of $124,000 consisted of $61,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards and $63,000 for repayment of our capital lease obligation.

Net cash provided by financing activities during the first nine months of 2015 of $12.7 million consisted primarily of the net proceeds from our public offerings of common stock in February and September 2015 of $13.1 million, partially offset by $363,000 used to repurchase shares from employees to satisfy tax withholding obligations for restricted stock awards and $56,000 for repayment of our capital lease obligation.

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

Risks Related to our Financial Condition

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities and to continue as a going concern beyond the second quarter of 2017.

As of September 30, 2016, we had cash and cash equivalents totaling $5.4 million. Our existing cash resources will not be sufficient to meet our operating plan for the full 12-month period after the date of this filing. Based on available resources, we believe we can maintain our current operations into the second quarter of 2017. As a result, to continue to fund our ongoing operations beyond the second quarter of 2017, we would need to (1) raise additional capital through the issuance of equity, debt or other securities, (2) convert our existing debt into equity, (3) enter into strategic partnerships, alliances, collaborations or other similar transactions or (4) a combination thereof. Due to current market conditions, our current liquidity position and our depressed stock price, we believe it may be difficult to obtain additional equity or debt financing on terms acceptable to us, if at all, thus raising substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction, we will need to delay or reduce expenses or limit or curtail operations, any of which would have a material adverse effect on our business. Further, if we are unable to raise additional capital or successfully complete a strategic partnership, alliance, collaboration or other similar transaction on a timely basis and on terms that are acceptable to us, we would also be required to sell or license our assets, sell the Company or otherwise liquidate all or a portion of our assets and/or cease our operations altogether. If we cannot continue as a viable entity, our stockholders might lose some or all of their investment in us. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32*	Section 1350 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_________________

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2016	SIGNAL GENETICS, INC.

	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tamara A. Seymour
Tamara A. Seymour, Chief Financial Officer (Principal Financial Officer)