Form 10-Q/A
period 2017-03-31
MIRAGEN THERAPEUTICS, INC.
filed 2017-06-07
CIK 1590750

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

As of June 5, 2017, there were 21,406,926 shares of the registrant’s Common Stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A, or this Amendment No. 1, amends the Quarterly Report on Form 10-Q of Miragen Therapeutics, Inc., or the Company or the Registrant, for the three-month period ended March 31, 2017, as filed by the Company with the U.S. Securities and Exchange Commission, or the SEC, on May 11, 2017, or the Original Filing. The sole purpose of this Amendment No. 1 is to re-file that certain Amendment to Research Subaward Agreement, effective as of October 27, 2016, by and between the Company and Yale University, or the Yale Amendment, filed as Exhibit 10.14 to the Original Filing, in order to restore certain redacted information in the Yale Amendment, which was subject to a confidential treatment request by the Company, in response to comments from the SEC.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 6 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of updated Exhibits 10.14, 31.1, 31.2, and 32.1, each filed herewith.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

PART II

Item 6.	Exhibits

A list of exhibits filed with, or incorporated herein by reference into, this Amendment No. 1 is found in the Exhibit Index immediately following the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Miragen Therapeutics, Inc.

Date: June 7, 2017	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on August 14, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016, as amended).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on August 15, 2016).

3.6	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.7	Certificate of Ownership and Merger of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-194668), as filed with the SEC on March 19, 2014).

10.1	Common Stock Sales Agreement, dated March 31, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on March 31, 2017).

10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.3	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.4	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.47.1 to Amendment No. 1 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on January 4, 2017).

10.5+	Employment Agreement by and between the Registrant and William S. Marshall, Ph.D., dated as of December 2, 2016 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.6+	Employment Agreement by and between the Registrant and Jason A. Leverone, dated as of December 2, 2016 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.7+	Employment Agreement by and between the Registrant and Adam S. Levy, dated as of December 2, 2016 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.8+	Employment Agreement by and between the Registrant and Paul D. Rubin, M.D., dated as of December 2, 2016 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.9+	Miragen Therapeutics, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.10+	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.11+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).

10.12+	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on May 11, 2017).

10.13+	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on May 11, 2017).

10.14†*	Amendment to Research Subaward Agreement, effective as of October 27, 2016, by and between Registrant and Yale University.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

^	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plans or arrangements.

†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.