Form 10-Q
period 2017-06-30
MIRAGEN THERAPEUTICS, INC.
filed 2017-08-11
CIK 1590750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(720) 643-5200

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

As of August 3, 2017, there were 21,483,706 shares of the registrant’s Common Stock outstanding.

Miragen Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Miragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$46,335	$22,104
Accounts receivable	539	20
Prepaid expenses and other current assets	2,476	1,753

Total current assets	49,350	23,877
Property and equipment, net	626	625
Other assets	50	258

Total assets	$50,026	$24,760

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$632	$1,007
Accrued liabilities	4,019	3,909
Current portion of notes payable	1,979	1,969

Total current liabilities	6,630	6,885
Notes payable, less current portion	1,871	2,820
Other liabilities	189	—

Total liabilities	8,690	9,705

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value; 7,169,176 shares authorized; 7,149,176 shares issued and outstanding; liquidation preference of $21,448 at December 31, 2016	—	23,124
Series B redeemable convertible preferred stock, $0.001 par value; 2,183,318 shares authorized; 2,166,651 shares issued and outstanding; liquidation preference of $13,000 at December 31, 2016; stated at accreted redemption value	—	12,975
Series C redeemable convertible preferred stock, $0.001 par value; 9,303,000 shares authorized; 9,268,563 shares issued and outstanding at December 31, 2016; liquidation preference of $41,060 at December 31, 2016; stated at accreted redemption value	—	40,877
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 21,483,540 and 833,744 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	215	8
Additional paid-in capital	122,494	5,147
Accumulated deficit	(81,373)	(67,076)

Total stockholders’ equity (deficit)	41,336	(61,921)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$50,026	$24,760

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$488	$847	$498	$1,764
Grant revenue	230	268	682	268

Total revenue	718	1,115	1,180	2,032
Operating expenses:
Research and development	5,487	3,355	9,607	6,821
General and administrative	2,581	1,210	5,862	2,202

Total operating expenses	8,068	4,565	15,469	9,023

Loss from operations	(7,350)	(3,450)	(14,289)	(6,991)
Other income (expense):
Interest and other income	102	9	132	16
Interest and other related expense	(64)	(83)	(135)	(172)

Net loss	(7,312)	(3,524)	(14,292)	(7,147)
Accretion of redeemable convertible preferred stock to redemption value	—	(12)	(5)	(24)

Net loss available to common stockholders	$(7,312)	(3,536)	$(14,297)	$(7,171)

Net loss per share, basic and diluted	$(0.34)	$(5.88)	$(0.87)	$(11.92)

Weighted-average shares used to compute basic and diluted net loss per share	21,409,708	601,667	16,509,719	601,667

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	7,149,176	$23,124	2,166,651	$12,975	9,268,563	$40,877	833,744	$8	$5,147	$(67,076)	$(61,921)
Issuance of common stock to investors, net of issuance cost	—	—	—	—	—	—	6,359,628	64	39,092	—	39,156
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	1	—	3	—	—	—	(5)	(5)
Conversion of preferred stock to common stock	(7,149,176)	(23,125)	(2,166,651)	(12,976)	(9,268,563)	(40,880)	13,066,666	131	76,850	—	76,981
Issuance of common stock upon reverse merger	—	—	—	—	—	—	1,024,960	10	194	—	204
Reclassification of preferred stock warrant to common stock warrant	—	—	—	—	—	—	—	—	51	—	51
Issuance of common stock upon cashless exercise of warrant	—	—	—	—	—	—	16,387	—	—	—	—
Exercises of stock options and issuance of restricted stock awards	—	—	—	—	—	—	182,155	2	146	—	148
Share-based compensation expense	—	—	—	—	—	—	—	—	1,014	—	1,014
Net loss	—	—	—	—	—	—	—	—	—	(14,292)	(14,292)

Balance at June 30, 2017	—	$—	—	$—	—	$—	21,483,540	$215	$122,494	$(81,373)	$41,336

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,292)	$(7,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	165
Share-based compensation expense	1,014	84
Non-cash interest expense	61	83
Change in fair value of preferred stock warrants	—	6
Unrealized gain on short term investments	—	5
Changes in operating assets and liabilities:
Accounts receivable	(519)	(738)
Prepaid expenses and other assets	(268)	(440)
Deferred revenue	—	(346)
Accounts payable	(398)	182
Accrued liabilities	(1,007)	(487)

Net cash used in operating activities	(15,261)	(8,633)

Cash flows from investing activities:
Cash acquired in reverse merger	1,280	—
Purchases of property and equipment	(149)	(216)
Purchases of short-term investments	—	(4,009)

Net cash provided by (used in) investing activities	1,131	(4,225)

Cash flows from financing activities:
Proceeds from the sale of common stock	40,703	—
Payment of issuance costs associated with the sale of common stock	(1,490)	—
Payment of notes payable	(1,000)	—
Proceeds from the exercise of stock options	148	—

Net cash provided by financing activities	38,361	—

Net increase (decrease) in cash and cash equivalents	24,231	(12,858)
Cash and cash equivalents at beginning of period	22,104	21,235

Cash and cash equivalents at end of period	$46,335	$8,377

Supplemental disclosure of cash flow information
Interest paid	$77	$82

Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$76,981	$—

Liabilities assumed, net of non-cash assets received in reverse merger	$1,076	$—

Transfer of common stock issuance costs from prepaid expenses and other current assets to equity	$331	$—

Unpaid common stock issuance costs included in prepaid expenses and other assets, accounts payable, and accrued liabilities	$57	$—

Reclassification of preferred stock warrant to common stock warrant	$51	$—

Accretion of redeemable convertible preferred stock to redemption value	$5	$24

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapeutics with a specific focus on microRNAs and their roles in diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression or activity and play vital roles in influencing the pathways responsible for many disease processes. The Company believes its experience in microRNA biology and chemistry, drug discovery, bioinformatics, and translational medicine provides it with a potential competitive advantage to identify and develop microRNA-targeted drugs designed to regulate gene pathways to result in disease modification. The Company uses its expertise in systems biology and oligonucleotide chemistry to discover and develop a pipeline of product candidates. The Company’s two lead product candidates, MRG-106 and MRG-201, are currently in clinical trials. The Company’s clinical product candidate for the treatment of certain cancers and autoimmune diseases, MRG-106, is an inhibitor of microRNA-155, which is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. The Company’s clinical product candidate for the treatment of pathological fibrosis, MRG-201, is a replacement for microRNA-29 (“miR-29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In addition to the Company’s clinical programs, it continues to discover and develop a pipeline of preclinical product candidates. The goal of the Company’s translational medicine strategy is to progress rapidly to first-in-human studies once it has established the pharmacokinetics (the movement of drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

In January 2011, the Company formed its wholly-owned subsidiary, Miragen Therapeutics Europe Limited (“Miragen Europe”), for the sole purpose of submitting regulatory filings in Europe. Miragen Europe has no employees or operations.

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

Liquidity

The Company has incurred annual net operating losses since its inception. As of June 30, 2017, the Company had an accumulated deficit of $81.4 million and expects to continue to incur losses for the next several years. On February 13, 2017, the date of the Merger, Private Miragen received $40.7 million in cash, before offering expenses, from the issuance of common stock to investors. Management believes that the $46.3 million of cash and cash equivalents on hand at June 30, 2017 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs through the end of 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Miragen Europe. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other interim period, or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.

Revenue Recognition

The Company recognizes revenue principally from its strategic alliance and collaboration agreement. Revenue is recognized from upfront payments for licenses and milestone payments that are generated from defined research or development events, as well as from the reimbursement of amounts for research and development services under its strategic alliance and collaboration agreement. The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered or services rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Multiple-element arrangements are examined to determine whether the deliverables can be separated or must be accounted for as a single unit of accounting. The Company’s License and Collaboration Agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”), for example, includes a combination of upfront license fees, payments for research and development activities, and milestone payments that are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet this separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

The Company recognizes revenue from non-refundable upfront license fees over the term of performance under the Servier Collaboration Agreement. When the performance period is not specified, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood, of achievement of development commitments, and any other significant commitments. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying condensed consolidated balance sheets. Expected performance periods are reviewed periodically and, if applicable, the amortization period is adjusted, which may accelerate or decelerate revenue recognition. The timing of revenue recognition, specifically as it relates to the amortization of upfront license fees, is significantly influenced by the Company’s estimates.

Share-Based Compensation

The Company accounts for share-based compensation expense related to stock options granted to employees and members of its board of directors under its 2008 Equity Incentive Plan (the “2008 Plan”) and under its 2016 Equity Incentive Plan (the “2016 Plan”) by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term.

The Company accounts for stock options issued to non-employees by valuing the award using an option pricing model and remeasuring such awards to the current fair value until the awards are vested or a performance commitment has otherwise been reached.

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, share-based compensation, license fees, laboratory supplies, facilities, and overhead costs. The Company occasionally makes non-refundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as expense in the period in which the Company receives the goods or when the services are performed.

The Company records upfront and milestone payments to acquire contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the U.S. Food and Drug Administration or when other significant risk factors are abated.

Clinical Trial and Preclinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for clinical trials and preclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. Payments under the Company’s agreements with external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to the Company’s research and development expenses may be necessary in future periods as its estimates change.

Cash and Cash Equivalents

All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value due to the short maturities of these instruments.

Fair Value of Financial Instruments

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2017		December 31, 2016
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$46,544	$—	$22,189	$—

Liabilities:
Preferred and common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$133

A reconciliation of the beginning and ending balances of the Company’s liabilities measured at fair value using significant unobservable, or Level 3, inputs are as follows for the six months ended June 30, 2017 (in thousands):

Balance of liability as of December 31, 2016	$133
Reclassification of preferred stock warrant to common stock warrant	(51)

Balance of liability as of June 30, 2017	$82

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of the Company’s note payable approximates its fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, which include short-term investments that have maturities of less than three months. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company invests its excess cash primarily in deposits and money market funds held with two financial institutions.

Property and Equipment

The Company carries its property and equipment at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the lease (including any renewal periods that are deemed to be reasonably assured) or the estimated useful life of the assets. Construction in progress is not depreciated until placed in service. Repairs and maintenance costs are expensed as incurred and expenditures for major improvements are capitalized.

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2017 and 2016.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is anti-dilutive.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity (deficit). There were no elements of comprehensive loss during the three and six months ended June 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes by using an asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company’s significant deferred tax assets are for net operating loss carryforwards, tax credits, and capitalized start-up costs. The Company has provided a valuation allowance for its entire net deferred tax assets since inception as, due to its history of operating losses, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized.

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2017 and 2016.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

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

The Company plans to adopt these new standards in the first quarter of 2019 and does not anticipate the adoption of these pronouncements to have a material impact with regard to its current contracts on its condensed consolidated financial statements. As of June 30, 2017, there were limited contracts that will be in effect (actively) as of the transition date and, accordingly, the Company has not yet determined the effect of the standard on its condensed consolidated financial statements. The Company’s selected implementation transition method will be dependent upon contracts that are in place closer to the transition date.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company currently has one lease for its primary business location that will be affected by the new standard. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

Other new pronouncements issued but not effective as of June 30, 2017 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In October 2011, the Company entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended in May 2013, May 2014, May 2015, September 2016, and May 2017. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, and commercialize RNA-targeting therapeutics for three targets in the cardiovascular field. In May 2017, the Company and Servier agreed to amend the Servier Collaboration Agreement to remove three existing targets, add one named target, and provide Servier with the right to add one additional target through September 2019. Servier also agreed to pay the Company a one-time milestone payment of approximately $0.5 million at a specified amount upon the earlier of the completion of a specified development goal or November 15, 2017. Under the terms of the amendment, the term of the Research Collaboration has been extended from October 2017 through September 2019.

Servier’s rights to each named target is limited to therapeutics in the cardiovascular field in their territory, which is worldwide except for the United States and Japan. The Company retains all rights in the United States and Japan.

The Company is eligible to receive development milestone payments of €5.8 million to €13.8 million ($6.6 million to $15.8 million as of June 30, 2017) and regulatory milestone payments of €10.0 million to €40.0 million ($11.4 million to $45.7 million as of June 30, 2017) for each target. Additionally, the Company may receive up to €175 million ($199.9 million as of June 30, 2017) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

As part of the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which is referred to as the Research Collaboration. The current term of the Research Collaboration extends through September 2019. Servier is responsible for funding the costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the three months ended June 30, 2017 and 2016, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $0.5 million and $0.7 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $0.5 million and $1.4 million, respectively.

The development of each product candidate (commencing with registration enabling toxicology studies) under the Servier Collaboration Agreement is performed pursuant to a mutually agreed upon development plan to be conducted by the parties as necessary to generate data useful for both parties to obtain regulatory approval of such product candidates. Servier is responsible for a specified percentage of the cost of research and development activities under the development plan through the completion of one or more Phase 2 clinical trials and will reimburse the Company for a specified portion of such costs it incurs. The costs of Phase 3 clinical trials for each product candidate will be allocated between the parties at a specified percentage of costs. The applicable percentage for each product candidate will be based upon whether certain events under the Servier Collaboration Agreement occur, including if the Company enters into a third-party agreement for the development and/or commercialization of a product in the United States at least 180 days before the initiation of the first Phase 3 clinical trial, or if the Company subsequently enters into a U.S. partner agreement, or if it does not enter into a U.S. partner agreement but files for approval in the United States using data from the Phase 3 clinical trial.

Under the Servier Collaboration Agreement, the Company also granted Servier a royalty-free, non-exclusive license to develop a companion diagnostic in its territory for any therapeutic product that may be developed by Servier under the Servier Collaboration Agreement. The Company also granted Servier an exclusive, royalty-free license to commercialize such a companion diagnostic in its territory for use in connection with the development and commercialization of such therapeutic product in its territory.

The Servier Collaboration Agreement will expire as to each underlying product candidate when Servier’s royalty obligations as to such product candidate have expired. Servier may also terminate the Servier Collaboration Agreement for (i) convenience upon a specified number of days’ prior notice to the Company or (ii) upon determination of a safety issue relating to development under the agreement upon a specified number of days’ prior notice to the Company. Either party may terminate the Servier Collaboration Agreement upon a material breach by the other party which is not cured within a specified number of days. The Company may also terminate the agreement if Servier challenges any of the patents licensed by the Company to Servier.

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measures its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as revenue during the three and six months ended June 30, 2017. During the three months and six months ended June 30, 2016, the Company recognized license revenue of $0.1 million and $0.4 million, respectively.

In total, for the three months ended June 30, 2017 and 2016, the Company recognized $0.5 million and $0.8 million, respectively, as revenue under the Servier Collaboration Agreement. For the six months ended June 30, 2017 and 2016, the Company recognized $0.5 million and $1.8 million, respectively, as revenue under the Servier Collaboration Agreement. Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $0.5 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

4. REVERSE MERGER

On February 13, 2017, Private Miragen completed the Merger as discussed in Note 1. For accounting purposes, Private Miragen is considered to be acquiring Signal in the Merger. Private Miragen was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the Private Miragen security holders own approximately 95.2% of the combined company’s outstanding common stock immediately following the closing of the Merger; (ii) former Private Miragen directors hold all of the board seats in the combined company; and (iii) Private Miragen management holds key management positions of the combined company. The Merger has been accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Private Miragen do not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of February 13, 2017, the date the Mergers were completed.

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

Immediately after the Merger on February 13, 2017, there were 21,309,440 shares of Common Stock outstanding. In addition, immediately after the Merger, Private Miragen stockholders, warrant holders, and option holders owned approximately 95.9% of the aggregate number of shares of Common Stock, and the stockholders of the Company immediately prior to the Merger owned approximately 4.1% of the aggregate number of shares of Common Stock (each on a fully diluted basis).

On February 13, 2017, prior to the effectiveness of the Merger, Signal had 1,024,960 shares of Common Stock outstanding and a market capitalization of $12.6 million. The estimated fair value of the net assets of Signal on February 13, 2017, prior to the Merger, was $0.2 million. The fair value of Common Stock on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly comprised of cash offset by current liabilities, the fair value of the Company’s net assets as of February 13, 2017, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values as of February 13, 2017, prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)

Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Lab equipment	$2,185	$2,163
Furniture and fixtures	77	51
Computer hardware and software	332	281
Leasehold improvements	729	688

Property and equipment, gross	3,323	3,183
Less: accumulated depreciation and amortization	(2,697)	(2,558)

Property and equipment, net	$626	$625

During the three months ended June 30, 2017 and 2016, depreciation and amortization expense was $0.1 million for each period. During the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $0.1 million and $0.2 million, respectively. Depreciation and amortization expense is recorded primarily in ‘Research and development’ expense on the condensed consolidated statements of operations.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued outsourced clinical and preclinical studies	$2,135	$1,684
Accrued employee compensation and related taxes	883	928
Accrued legal fees and expenses	381	759
Accrued other professional service fees	277	124
Accrued equipment and lab materials	98	—
Value of liability-classified stock purchase warrants	82	133
Deferred and accrued facility lease obligations	67	221
Accrued property and franchise taxes	15	38
Other accrued liabilities	81	22

Total accrued liabilities	$4,019	$3,909

7. NOTES PAYABLE

2015 Silicon Valley Bank Loan Agreement

In April 2015, Private Miragen entered into a loan and security agreement with Silicon Valley Bank (the “2015 SVB Loan Agreement”) to borrow up to $10.0 million in two separate tranches. The first tranche of $5.0 million was funded in May 2015 and had a 30-month payment period following an 18-month interest-only payment period that ended in November 2016. Amounts outstanding bear interest at the prime rate minus 0.25% (4.00% at June 30, 2017), with a final payment fee equal to 5.50% of amounts borrowed. Borrowings are secured by a priority security interest, right, and title in all business assets, excluding the Company’s intellectual property, which is subject to a negative pledge.

In connection with the first tranche, in April 2015, Private Miragen issued detachable warrants to purchase up to 11,718 shares of Private Miragen preferred stock at an adjusted exercise price of $8.53 per share. At issuance, the warrants were classified as a liability subject to remeasurement at each balance sheet date. Immediately prior to the Merger, these warrants became exercisable for Private Miragen common stock, which was immediately exchanged for the right to purchase the Company’s Common Stock. The Company determined that although the warrants were no longer exercisable for redeemable preferred stock, the warrants continued to be classified as a liability after the Merger due to the right of the holder to require the Company to repurchase the warrants for $0.1 million under certain circumstances. As of June 30, 2017, the Company estimated the fair value of the warrants to be $0.1 million using a probability adjusted present value method with the following assumptions: term of two years, discount rate of 5.0%, and probability of 90.0%.

In December 2016, the 2015 SVB Loan Agreement was amended to extend the end of the draw period from December 31, 2016 to July 31, 2017. The Company chose not to draw the second $5.0 million tranche prior to the expiration of the draw period in July 2017.

Amounts outstanding under notes payable are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Principal amount outstanding	$3,667	$4,667
Unamortized debt discount	(8)	(14)
Unamortized debt issuance costs	(19)	(31)
Accretion of final payment fee	210	167

Total notes payable	3,850	4,789
Less: current maturities	(1,979)	(1,969)

Long-term notes payable, net of current portion	$1,871	$2,820

Future annual minimum principal payments of notes payable are as follows:

June 30, 2017
(in thousands)
2017 (remainder of year)	$1,000
2018	2,000
2019	667

Total	$3,667

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

If an executive is terminated without cause, as defined in the employment agreements, or an executive resigns for good reason, as defined in the employment agreements, then the executive is entitled to receive, upon the execution of a release agreement, a severance package consisting of: (i) the equivalent of 12 months of the executive’s base salary in effect immediately prior to date of termination, (ii) acceleration of vesting of the equivalent of 12 months of vesting of the executive’s outstanding unvested stock options or other equity awards that were outstanding as of the effective date of the executive’s employment agreement, and (iii) 12 months of continued health coverage.

If an executive is terminated without cause or resigns for good reason within one month prior to or 12 months following a change of control, as defined in the employment agreements, the executive is entitled to receive, upon the execution of a release agreement, a severance package consisting of: (i) the equivalent of 12 months of the executive’s base salary in effect immediately prior to date of termination, (ii) the vesting in full of the executive’s then-outstanding stock options or other equity awards subject to time-based vesting, and (iii) 12 months of continued health coverage. Solely in the case of the Company’s Chief Executive Officer, if such termination occurs one month before or 12 months following a change of control, then, upon the execution of a release agreement, the executive is entitled to: (i) the equivalent of 24 months of the executive’s base salary in effect immediately prior to the date of termination, (ii) the vesting in full of the executive’s outstanding stock options or other equity awards subject to time-based vesting, and (iii) 12 months of continued health coverage.

License Agreements with the University of Texas

As of June 30, 2017, the Company had five exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the six months ended June 30, 2017 and 2016, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement.

The license term extends on a product by product and country by country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully paid license in such country. The Company may also terminate each UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreements after a defined date under specified circumstances where the Company has effectively abandoned its research and development efforts or has no sales. The UT License Agreements will terminate under customary termination provisions including automatic termination upon the Company’s bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. All charges incurred under the UT License Agreements have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

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

Under the RICC License Agreement, the Company has received exclusive and nonexclusive licenses from RICC to use specified technology of RICC (the “RICC Technology”) for specified uses including research, development, and commercialization of pharmaceutical products using this technology worldwide. Under the RICC License Agreement, the Company has the right to develop and commercialize the RICC Technology directed to four specified targets and the option to obtain exclusive product licenses for up to six additional targets. The acquisition of Santaris Pharma A/S by Roche was considered a change-of-control under the RICC License Agreement, and as such, certain terms and conditions of the RICC License Agreement changed, as contemplated and in accordance with the RICC License Agreement. These changes primarily relate to milestone payments reflected in the disclosures below. As consideration for the grant of the license and option, Private Miragen previously paid RICC $2.3 million and issued RICC 856,806 shares of Private Miragen’s Series A convertible preferred stock, which subsequently converted to 602,420 shares of Common Stock. These shares are now owned by Roche Finance Ltd, an affiliate of Roche. If the Company exercises its option to obtain additional product licenses or to replace the target families, it will be required to make additional payments to RICC.

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make future milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change in control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above.

If the Company or its sublicensee successfully commercializes any product candidate subject to the RICC License Agreements, then RICC is entitled to royalty payments in the mid-single digits on the net sales of such product, provided that if such net sales are made by a sublicensee under the RICC License Agreement, RICC is entitled to royalty payments equal to the lesser of a percentage in the mid-single digits on the net sales of such product or a specified percentage of the royalties paid to the Company by such sublicensee, subject to specified restrictions. The Company is obligated to make any such royalty payments until the later of: (i) a specified anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid patent claim licensed by RICC under the RICC License Agreement underlying such product. Upon the occurrence of specified events, the royalty owed to RICC will be decreased by a specified percentage.

The RICC License Agreement will terminate upon the latest of the expiration of all of RICC’s royalty rights, the termination of the last Miragen target, or the expiration of its right to obtain a product license for a new target under the RICC License Agreement. The Company may also terminate the RICC License Agreement for convenience upon a specified number of days’ prior notice to RICC, subject to specified terms and conditions. Either party may terminate the RICC License Agreement upon an uncured material breach by the other party and RICC may terminate the RICC License Agreement upon the occurrence of other specified events immediately or after such event is not cured within a specified number of days, as applicable.

All charges incurred under the RICC License Agreement have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

For the six months ended June 30, 2017 and 2016, the Company paid $0.5 million and $0.1 million, respectively, to Roche for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, Private Miragen and Yale University (“Yale”) entered into a subcontract agreement and into a subaward agreement in March 2015 (the “Yale Agreements”). The subaward agreement was subsequently amended in February 2016, November 2016, and January 2017. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to pay the Company up to $1.1 million over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

In October 2010, Private Miragen entered into a license and collaboration agreement (the “t2cure Agreement”) with t2cure GmbH (“t2cure”), which was subsequently amended in July 2014. Under the t2cure Agreement, the Company has received a worldwide, royalty-bearing, and exclusive license to specified patent and technology rights relating to miR-92.

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of June 30, 2017); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

Under the terms of the t2cure Agreement, the Company is obligated to make the following future milestone payments for each licensed product: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the European Union or Japan. Additionally, if the Company or its sublicensees successfully commercialize any product candidate subject to the

t2cure Agreement, it is responsible for royalty payments equal to percentages in the low-single digits upon net sales of licensed products and sublicense fees equal to a percentage in the low-twenties of sublicense income received by it. The Company is obligated to make any such royalty payment until the later of (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. The Company also has the right to decrease its royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

The license term extends on a country by country basis until the later of: (i) the tenth anniversary of the first commercial sale of a licensed product in a country and (ii) the expiration of the last to expire valid claim that claims such licensed product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully paid license in such country. The Company has the right to terminate the t2cure Agreement at will, on a country-by-country basis, after 60 days’ written notice. The t2cure Agreement will also automatically terminate upon the Company’s bankruptcy or insolvency or upon notice of an uncured material breach.

The Company has expensed all charges incurred under the t2cure Agreement to date, due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with The Brigham and Women’s Hospital

In May 2016, Private Miragen and The Brigham and Women’s Hospital (“BWH”) entered into an exclusive patent license agreement (the “BWH License Agreement”). Under the BWH License Agreement, the Company has an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, the Company is obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of the Company’s product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If the Company were to successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product by product and country by country basis upon the expiration of the last patent claim in such country that is subject to the BWH License Agreement and covers the product, and the Company’s license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. The Company is also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, the Company is obligated to use commercially reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

The BWH License Agreement will terminate upon the expiration of all issued patents and patent applications subject to the patent rights under the agreement. The Company may also terminate the BWH License Agreement for convenience upon a specified number of days’ prior notice to BWH. BWH may terminate the BWH License Agreement upon a breach by the Company of its payment obligations and upon the occurrence of other specified events that are not cured within a specified number of days, provided that such termination is automatic upon the Company’s bankruptcy or insolvency.

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

During the three months ended June 30, 2017 and 2016, rent expense was $0.1 million for each period. During the six months ended June 30, 2017 and 2016, rent expense was $0.2 million for each period.

The Company is also required to pay for operating expenses. During the three months ended June 30, 2017 and 2016, operating expenses were $0.1 million for each period. During the six months ended June 30, 2017 and 2016, operating expenses related to the leased space were $0.2 million for each period.

Future annual minimum payments under the lease are as follows:

June 30, 2017
(in thousands)
2017 (remainder of year)	$189
2018	391
2019	404
2020	277

Total	$1,261

9. CAPITAL STOCK

Common Stock

The Company is authorized to issue 105,000,000 shares of its stock, of which 100,000,000 shares have been designated as Common Stock and 5,000,000 shares have been designated as preferred stock with a par value of $0.01 per share. The number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the Company’s stock who are entitled to vote. Each share of Common Stock is entitled to one vote. The holders of Common Stock are entitled to receive dividends when and as declared or paid by its board of directors. At the effective date of the Merger, each outstanding share of Private Miragen common stock was converted into the right to receive approximately 0.7031 shares of the Company’s Common Stock.

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

As of June 30, 2017, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Although the Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion right, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

Common Stock Sales Agreement

On March 31, 2017, the Company entered into an at the market issuance Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

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

The Company is not obligated to make any sales of Common Stock under the ATM Agreement. The offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the earlier of: (i) the sale of all Common Stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

As of June 30, 2017, no shares had been sold under the ATM Agreement.

10. WARRANTS

Stock purchase warrant activity is as follows for the six months ended June 30, 2017:

	Common Stock Warrants		Preferred Stock Warrants
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2016	7,031	$0.57	25,779	$6.21
Warrants acquired in Merger	13,534	$80.70	—	$—
Preferred stock warrants converted into Common Stock warrants	25,779	$6.21	(25,779)	$6.21
Exercises	(21,092)	$3.04	—	$—

Outstanding at June 30, 2017	25,252	$47.21	—	$—

A summary of outstanding Common Stock purchase warrants as of June 30, 2017 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025

25,252

In connection with the Merger, Private Miragen assumed 13,534 outstanding warrants to purchase shares of the Company’s Common Stock at a weighted average exercise price of $80.70 per share. The assumed warrants expire on various dates in 2019 and 2020.

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

In February 2017, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was terminated as a result of the Merger. There are no awards outstanding under the 2014 Plan and no future awards will be issued under the 2014 Plan.

As of June 30, 2017, there were 2,154,067 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time. As of June 30, 2017, there were 850,866 equity awards outstanding and 830,428 remaining equity awards available for future issuances under the 2016 Plan.

Options granted under the 2008 Plan and 2016 Plan have an exercise price equal to the market value of the Common Stock at the date of grant and expire ten years from the date of grant. Generally, options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months. The Company has also granted options that vest in equal monthly or quarterly amounts over periods up to 48 months.

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,321	$1.44
Granted	869	$11.46
Exercised	(182)	$(0.81)
Forfeited	(4)	$(9.23)

Outstanding at June 30, 2017	3,004	$4.37

A summary of restricted stock award (“RSA”) activity is as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	1	$12.00
Vested	—	$12.00

Unvested at June 30, 2017	1	$12.00

During the six months ended June 30, 2017, the Company issued RSAs with a zero exercise price; therefore, the fair value of the RSAs was equal to their intrinsic value at the date of grant. During the six months ended June 30, 2017, the total grant date fair value of RSAs vested was $3 thousand. No RSAs were issued during the six months ended June 30, 2016.

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from public companies similar to the Company in size and nature of operations. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company has not applied a forfeiture rate to its assumptions as the impact would not be material to the consolidated financial statements. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and expected option exercise behaviors. Prior to the Merger, Private Miragen estimated the fair value of underlying shares of common stock using a third-party valuation report that derived the fair value using the probability-weighted expected return method. After the Merger, the fair value of the underlying Common Stock is based on the closing price of the Common Stock on the NASDAQ Capital Market at the date of grant.

Stock Options Granted to Employees

The weighted-average fair value of options granted during the six months ended June 30, 2017 and 2016 was $8.33 and $0.70, respectively. The fair value was determined by the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
	2017	2016
Expected term, in years	6.36	5.00
Expected volatility	84.1%	84.0%
Risk-free interest rate	2.1%	1.1%
Expected dividend yield	—%	—%
Weighted average fair value of underlying Common Stock	$11.46	$1.05

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the six months ended June 30, 2017 and 2016.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company’s Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of June 30, 2017, the Company had 0.2 million shares available for issuance under the ESPP and no shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the current purchase period is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$257	$5	$380	$17
General and administrative	338	37	634	67

Total share-based compensation expense	$595	$42	$1,014	$84

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Employees	$591	$40	$859	$78
Non-employee	4	2	155	6

Total share-based compensation expense	$595	$42	$1,014	$84

As of June 30, 2017, the Company had $7.6 million of total unrecognized employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.3 years. As of June 30, 2017, based on the current estimate of fair value, the Company estimates that the remaining unrecognized share-based compensation expense related to non-employees of $0.1 million will be recorded to expense over a weighted-average remaining period of 1.2 years.

The total grant-date fair value of RSAs granted during the six months ended June 30, 2017 was $9 thousand. As of June 30, 2017, the unvested RSAs are expected to be amortized over the remaining weighted-average period of 0.3 years.

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

Potentially dilutive securities include the following:

	June 30, 2017	June 30, 2016
	(in thousands)
Options to purchase Common Stock	3,004	2,242
Warrants to purchase Common Stock	25	7
Redeemable convertible preferred stock	—	10,513
Warrants to purchase redeemable convertible preferred stock	—	26

Total	3,029	12,788

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

Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation:

•	We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

•	We have never generated any revenue from product sales and may never be profitable.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.

•	We may be unsuccessful in maintaining orphan drug marketing exclusivity after regulatory approval of our product candidates, because the U.S. Food and Drug Administration, or FDA, can subsequently approve the same drug for the same indication from a different sponsor if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.

•	We may be unsuccessful in gaining the benefits of orphan medicinal product designation after approval by the European Commission because, at the time of a marketing application, we may be unable to establish that our product candidate continues to meet the criteria for orphan-drug designation of the European Commission.

•	Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

•	The approach we are taking to discover and develop novel therapeutics using microRNAs is unproven and may never lead to marketable products.

•	Our microRNA therapeutic product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. To date, no microRNA therapeutics have been approved for marketing in the United States.

•	We may not be able to develop or identify technology that can effectively deliver MRG-106, MRG-201, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of MRG-106, MRG-201, and our other product candidates.

•	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

•	We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Some of our product candidates have produced results only in preclinical settings, or for other indications than those for which we contemplate conducting development and seeking approval from the FDA, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

•	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

•	We face substantial competition, and our competitors may discover, develop, or commercialize products faster or more successfully than us.

•	We may be unable to realize the potential benefits of any collaboration.

•	We may attempt to form collaborations in the future with respect to our product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

•	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission, or the SEC, in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapeutics with a specific focus on microRNAs and their roles in diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression or activity and play vital roles in influencing the pathways responsible for many disease processes. We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, and translational medicine provide us with a potential competitive advantage to identify and develop microRNA-targeted drugs designed to regulate gene pathways to result in disease modification. We use our expertise in systems biology and oligonucleotide chemistry to discover and develop a pipeline of product candidates. Our two lead product candidates, MRG-106 and MRG-201, are currently in clinical trials. Our clinical product candidate for the treatment of certain cancers, MRG-106, is an inhibitor of microRNA-155, which is found at abnormally high levels in several blood cancers. Our clinical product candidate for the treatment of pathological fibrosis, MRG-201, is a replacement for microRNA-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In addition to our clinical programs, we continue to discover and develop a pipeline of preclinical product candidates. The goal of our translational medicine strategy is to progress rapidly to first-in-human studies once we have established the pharmacokinetics (the movement of drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

In February 2016, we administered MRG-106 to the first subject in a multi-site, open-label, dose-ranging Phase 1 clinical trial that seeks to enroll up to 50 subjects with a confirmed diagnosis of mycosis fungoides, or MF. MF is a subtype of cutaneous T-cell lymphoma, or CTCL, in which malignant T-cells move to the skin and form patches (palpable flat lesions) or plaques and tumors. As of July 26, 2017, 24 subjects have been on study for up to approximately 10 months. MRG-106 has been generally safe and well tolerated with the exception of one patient who developed a worsening in itching compared to their baseline level. This event was deemed to be a dose limiting toxicity.

The Phase 1 open label clinical trial for MRG-106 has been expanded to target three additional hematological malignancies including adult T-cell leukemia/lymphoma, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia, as in each case the disease process appears to be related to an increase in microRNA-155 levels. In all cases, subjects will have failed up to two prior therapies depending on indication. We expect to begin dosing subjects in these expanded indications in the second half of 2017. We may enroll up to 25 subjects per indication.

In 2018, we intend to initiate a Phase 2 clinical trial with MRG-106 to treat MF patients. Dosage levels and the duration of the study will be determined from data presently being collected from our Phase 1 trial.

In November 2015, we initiated a single-center Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial of MRG-201. Fifty-four volunteers participated in the clinical trial, 47 of whom were administered MRG-201 and seven of whom were enrolled and underwent study procedures without receiving a dose of MRG-201. MRG-201 was generally safe and well-tolerated with injection site reactions of mild or moderate severity being the most common adverse events. The trial was completed in the second quarter of 2017, and we expect to present complete results at a scientific conference in the second half of 2017. Beginning in 2018, we intend to initiate a Phase 2a, double-blind randomized trial to evaluate MRG-201 in subjects with a predisposition for keloid formation.

On May 2, 2017, we entered into a fifth amendment, or the Fifth Amendment, to that certain license and collaboration agreement, or the Servier Collaboration Agreement, between us and Les Laboratoires Servier and the Institut de Recherches Servier, or Servier. The primary target of our collaboration is now microRNA-92, with MRG-110, an inhibitor of microRNA-92, as the lead compound. Together with Servier, we intend to advance MRG-110 into clinical development in 2018. MRG-110 inhibits the activity of microRNA-92a, which has been reported in multiple peer reviewed scientific publications to be a regulator of new blood vessel creation. This may indicate that MRG-110 could be useful in the treatment of cardiovascular disease and other diseases where vascular flow is compromised.

In addition to MRG-106, MRG-201, and MRG-110, we have a pipeline of wholly-owned, preclinical product candidates that target individual microRNAs thought to be at abnormally high or low levels in particular diseases. We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, and translational medicine allows us to identify and develop RNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of biomarkers that may predict clinical benefit and monitoring outcomes in early-stage clinical trials to help guide later clinical development.

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

In April 2015, Private Miragen entered into a loan and security agreement with Silicon Valley Bank to borrow up to $10.0 million in two separate tranches. In December 2016, this agreement was amended to, among other things, extend the draw period from December 31, 2016 to July 31, 2017. On February 13, 2017, we became party to the loan and security agreement as a result of the Short Form Merger. The first tranche of $5.0 million was funded in May 2015 and is scheduled to be repaid over a 48-month period through April 2019, with interest-only payments during the first 18 months. The second tranche of up to $5.0 million was available to us under the amended agreement through July 31, 2017. We chose not to draw the second tranche before the end of its draw period in July 2017.

Orphan-Drug Designation

On March 31, 2017, we announced that the FDA granted orphan-drug designation to our product candidate, MRG-106, for the treatment of MF. Additionally, on May 24, 2017, we announced that the European Commission granted orphan medicinal product designation to our product candidate, MRG-106, for the treatment of CTCL.

Amendment of Collaboration Agreement with Servier

On May 2, 2017, we entered into the Fifth Amendment to the Servier Collaboration Agreement, between us and Servier. Among other things, the Fifth Amendment removes the three existing targets under the Servier Collaboration Agreement and adds a new target, microRNA-92, and provides Servier with: (i) an exclusive license to research, develop, and commercialize MRG-110, our product candidate that targets microRNA-92 for the treatment of diseases through revascularization, in all countries, other than the United States and Japan where we retain all rights, as if microRNA-92 were an original target under the Servier Collaboration Agreement, and (ii) the right to obtain such an exclusive license for another target to be named by Servier no later than September 30, 2019. Additionally, the Fifth Amendment extends the term of the research collaboration between us and Servier until September 30, 2019 or the date of completion of the agreed upon research activities, whichever is later. Under the terms of the Fifth Amendment, Servier agreed to reimburse us for a specified amount of the costs associated with the manufacture and production of the MRG-110 drug product when the drug product is delivered and ready for use, and we agreed to be responsible for a specified amount of the pre-Phase 3 costs that we incur under the Servier Collaboration Agreement in the third quarter of 2017. Servier also agreed to pay us a one-time milestone payment at a specified amount upon the earlier of the completion of a specified development goal or November 15, 2017.

As a result of the Fifth Amendment, Servier’s rights to the three removed targets and product candidates directed to such removed targets were terminated and returned to us.

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

Research and development expense consists of costs associated with our research activities, drug discovery efforts, and development of our therapeutic programs, which includes:

•	employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, other clinical trial-related vendors, consultants, and our scientific advisors;

•	license fees; and

•	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs and professional fees for auditing, tax, and legal services. During the six months ended June 30, 2017, we incurred incremental expenses as a result of the Merger and incremental expenses as a result of becoming a public company following completion of the Merger, including expenses related to our compliance with the rules and regulations of the SEC and The NASDAQ Stock Market, LLC, or NASDAQ, additional insurance, professional services, investor relations, and other administrative expenses. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company.

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

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Revenue	$718	$1,115
Research and development expenses	(5,487)	(3,355)
General and administrative expenses	(2,581)	(1,210)
Other income (expense), net	38	(74)

Net loss	$(7,312)	$(3,524)

Revenue

We recognized revenue of $0.7 million during the three months ended June 30, 2017, compared to $1.1 million recognized during the three months ended June 30, 2016. The decrease of $0.4 million was primarily due to decreases in license revenue and research and development related revenue under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $5.5 million during the three months ended June 30, 2017, compared to $3.4 million during the three months ended June 30, 2016. The increase in research and development expense of $2.1 million was driven primarily by:

•	increased outsourced manufacturing expense of $1.3 million;

•	increased personnel costs of $0.8 million, including share-based compensation, due to an increase in research and development headcount from 31 to 39 to support and expand our research and development activities; and

•	increased clinical trial expense of $0.3 million as our programs advance further into clinical development, offset by decreased outsourced preclinical research and development costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $2.6 million during the three months ended June 30, 2017, compared to $1.2 million during the three months ended June 30, 2016. The increase in general and administrative expenses of $1.4 million was driven primarily by:

•	increased legal expense of $0.4 million primarily related to increased legal responsibilities of a public entity as well as increased costs related to patent filing, prosecution, and enforcement;

•	increased consulting and professional fees of $0.4 million, primarily related to costs associated with becoming a public company, which includes rebranding, investor relations, SEC filing-related costs, equity management and internal control compliance services;

•	increased personnel costs of $0.4 million, due to an increase in general and administrative headcount from 12 to 17 as well as an increase in share-based compensation; and

•	increased other administrative costs of $0.2 million.

Other income (expense), net

Net other non-operating income was $38 thousand during the three months ended June 30, 2017 compared to net other non-operating expense of $0.1 million during the three months ended June 30, 2016. Interest income (expense), net is comprised of interest expense and related charges associated with our outstanding notes payable as well as interest income from interest-bearing accounts. The increase in net other non-operating income is due to an increase in interest income earned during the three months ended June 30, 2017 compared to three months ended June 30, 2016, due to higher cash and cash equivalent balances from our Concurrent Financing in February 2017.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30, 2017
	2017	2016
	(in thousands)
Revenue	$1,180	$2,032
Research and development expenses	(9,607)	(6,821)
General and administrative expenses	(5,862)	(2,202)
Other expense, net	(3)	(156)

Net loss	$(14,292)	$(7,147)

Revenue

We recognized revenue of $1.2 million during the six months ended June 30, 2017, compared to $2.0 million recognized during the six months ended June 30, 2016. The decrease of $0.8 million was primarily due to a decrease of $1.2 million in revenue recognized under the Servier Collaboration Agreement, partially offset by an increase of $0.4 million in grant revenue.

The $1.2 million decrease in revenue under the Servier Collaboration Agreement resulted from less research and development activity during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We anticipate that revenue under the Servier Collaboration will increase in future periods as a result of the May 2017 amendment of the Servier Collaboration Agreement.

The $0.4 million increase in grant revenue was driven by increased research and development activities.

Research and Development Expenses

Research and development expenses were $9.6 million during the six months ended June 30, 2017, compared to $6.8 million during the six months ended June 30, 2016. The increase in research and development expense of $2.8 million was driven primarily by:

•	increased outsourced manufacturing expense of $1.7 million;

•	increased personnel costs of $1.2 million, due to an increase in research and development headcount from 31 to 39 to support and expand and our research and development capabilities, as well as increased share-based compensation expense; and

•	decreased outsourced preclinical research and development costs of $0.6 million, partially offset by increased clinical trial expense of $0.5 million as our programs advance further into clinical development.

General and Administrative Expenses

General and administrative expenses were $5.9 million during the six months ended June 30, 2017, compared to $2.2 million during the six months ended June 30, 2016. The increase in general and administrative expenses of $3.7 million was driven primarily by:

•	increased legal expense of $1.2 million primarily related to costs associated with the Merger, as well as increased legal responsibilities of a public entity as well as increased costs related to patent filing, prosecution, and enforcement;

•	increased consulting and professional fees of $1.1 million, primarily related to costs associated with becoming a public company, which includes rebranding, investor relations, SEC filing-related costs, equity management and internal control compliance services;

•	increased personnel costs of $0.8 million, due to an increase in general and administrative headcount from 12 to 17 as well as an increase in share-based compensation; and

•	increased board and other administrative expenses of $0.6 million.

Other income (expense), net

Net other non-operating expense was $3 thousand during the six months ended June 30, 2017 compared to $0.2 million net other non-operating expense during the six months ended June 30, 2016. Interest expense, net is comprised of interest expense and related charges associated with our outstanding notes payable as well as interest income from interest-bearing accounts.

The decrease in net expense is due to an increase in interest income earned during the six months ended June 30, 2017 compared to six months ended June 30, 2016, due to higher cash and cash equivalent balances from our Concurrent Financing in February 2017.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from the private placement of preferred and common stock of $112.8 million (including notes payable that had previously converted to preferred stock) and proceeds under the Servier Collaboration Agreement.

On March 31, 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of Common Stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Our registration statement on Form S-3 included a prospectus covering the offering up to $50.0 million of shares of Common Stock in accordance with the ATM Agreement. As of June 30, 2017, we have not made any sales of our Common Stock under the ATM Agreement.

Since our inception and through June 30, 2017, we have generated cumulative losses of $81.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2017, we had cash and cash equivalents of $46.3 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs through the end of 2018.

Summarized cash flows for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(15,261)	$(8,633)	$(6,628)
Net cash provided by (used in) investing activities	1,131	(4,225)	5,356
Net cash provided by financing activities	38,361	—	38,361

Net increase (decrease) in cash and cash equivalents	$24,231	$(12,858)	$37,089

Operating Activities

Net cash used in operating activities was $15.3 million for the six months ended June 30, 2017 compared to $8.6 million for the six months ended June 30, 2016. The $6.6 million increase in cash used in operating activities was primarily the result of increased net losses incurred during the six months ended June 30, 2017 compared to six months ended June 30, 2016. The increase in net loss was largely driven by increased legal expense and other professional fees related to the Merger and increased research and development costs.

Investing Activities

Net cash provided by investing activities was $1.1 million during the six months ended June 30, 2017 compared to $4.2 million net cash used in investing activities during the six months ended June 30, 2016. The $5.4 million increase in cash provided was primarily the result of the cash acquired in the Merger during the six months ended June 30, 2017 and purchases of short-term investments during the six months ended June 30, 2016 that did not recur in 2017.

Financing Activities

Net cash provided by financing activities was $38.4 million for the six months ended June 30, 2017, compared to zero net cash provided by financing activities during the six months ended June 30, 2016. The increase of $38.4 million was primarily due to the Concurrent Financing we completed immediately prior to the Merger. In February 2017, we received $40.7 million in proceeds from the sale of common stock, offset by costs of financing paid during the six months ended June 30, 2017 of $1.5 million. We also began making principal payments on our notes payable in November 2016, which resulted in a use of cash of $1.0 million during the six months ended June 30, 2017.

Commitments and Contingencies

As of June 30, 2017, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

The JOBS Act

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Not applicable.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006.

During the three months ended June 30, 2017 and 2016, net loss was $7.3 million and $3.5 million, respectively. During the six months ended June 30, 2017 and 2016, net loss was $14.3 million and $7.1 million, respectively. As of June 30, 2017, we had an accumulated deficit of $81.4 million.

As of June 30, 2017, we had cash and cash equivalents of $46.3 million. In September 2016, we received $16.1 million in financing through a follow-on sale of Private Miragen’s Series C preferred stock. Additionally, in February 2017, we received $40.7 million in financing through the Concurrent Financing. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs through the end of 2018.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as we complete Phase 1 development and advance into Phase 2 development of our lead product candidates. We have not yet commenced pivotal clinical trials for any product candidate and it may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, our current costs of manufacturing our drug product is not commercially feasible and we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

We have also historically received funds from state and federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under the risk factor titled “Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition, and results of operations.” Although we might apply for government contracts and grants in the future, we cannot be certain that we will be successful in obtaining additional grants for any product candidates or programs.

Risks Related to the Development of Our Product Candidates

Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Clinical development is expensive, time consuming, and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	delays in reaching agreement on acceptable terms with clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in our clinical trials;

•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients dropping out of our clinical trials;

•	adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	occurrence of adverse events associated with our product candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of our product candidates;

•	negative or inconclusive results from our clinical trials, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate; and

•	delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical trials.

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

The approach we are taking to discover and develop novel therapeutics using microRNAs is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to discover and develop our product candidates are relatively recent. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing microRNA-targeted molecules. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of microRNA therapeutic products by us will require solving a number of issues, including providing suitable methods of stabilizing the microRNA material and delivering it into target cells in the human body. In addition, any product candidates that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory and preclinical trials, and they may interact with human biological systems in unforeseen, ineffective, or even harmful ways. For instance, our clinical and preclinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. If we do not successfully develop and commercialize product candidates based upon this technological approach, we may not become profitable and the value of our capital stock may decline.

Further, our focus on microRNA technology for developing product candidates as opposed to multiple, more proven technologies for drug development, increases the risk associated with our business. If we are not successful in developing an approved product using microRNA technology, we may not be able to identify and successfully implement an alternative product development strategy. In addition, work by other companies pursuing similar technologies may encounter setbacks and difficulties that regulators and investors may attribute to our product candidates, whether appropriately or not.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use, and market of the product candidate. The regulatory approval process for novel product candidates such as microRNA therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or other agencies or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the approval requirements of other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

We may not be able to develop or identify a technology that can effectively deliver MRG-106, MRG-201, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of MRG-106, MRG-201, and our other product candidates.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. They additionally may result in a delay of regulatory approval by the FDA or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in a restrictive drug label.

Our MRG-106 and MRG-201 product candidates have been studied in only a limited number of patients with a confirmed diagnosis of mycosis fungoides, or MF, and healthy volunteers, respectively, and the most common adverse events of any grade were injection site reactions, including pain, itchiness, and swelling. We have not yet begun any clinical trials of MRG-110 in humans. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation in testing in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

Our product development program may not uncover all possible adverse events that patients who take MRG-106, MRG-201, or our other product candidates may experience. The number of subjects exposed to MRG-106, MRG-201, or our other product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of MRG-106, MRG-201, or our other product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to the drug. If such safety problems occur or are identified after MRG-106, MRG-201, or another product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

Our microRNA therapeutic approach is novel. Negative public opinion and increased regulatory scrutiny of microRNA or other nucleic acid-based therapies may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

MicroRNA therapy remains a novel technology, with no microRNA therapy product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Serious adverse events in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to serious adverse events in that trial. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

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

We have invested substantially all of our effort and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate.

We currently have two product candidates in Phase 1 clinical trials. Of these product candidates, MRG-106 has only been administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

In addition, none of our product candidates have advanced into a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our product candidates and approved products, if any. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA therapeutics have shown adverse events in clinical trials, including injection site reactions and pain at the injection site, nausea, diarrhea, decreased white blood cell and platelet counts, neutropenia, elevated aspartate aminotransferase, alanine aminotransferase, and creatine kinase levels, prolonged partial thromboplastin time, blurred vision, itchiness, fatigue, headache, and microscopic hematuria, among others. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition, or results of operations.

Although we have product liability insurance, which covers our clinical trials in the United States, for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites, or limitations on approved indications;

•	the inability to commercialize, or if commercialized, decreased demand for, our product candidates;

•	if commercialized, product recalls, labeling, marketing or promotional restrictions, or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenues;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify and are designated as breakthrough therapies, the FDA may later decide that the drugs or biological products no longer meet the conditions for designation and the designation may be rescinded.

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

If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application or marketing authorization application.

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

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products, and the value of the company and our operating results would be adversely affected.

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition, or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

Since its enactment, certain aspects of the Affordable Care Act have faced Congressional and Judicial challenges. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress is currently considering, and could consider in the future, legislation to replace the Affordable Care Act or elements thereof. We cannot predict how the Affordable Care Act, its possible repeal, or any legislation Congress passes to replace the Affordable Care Act will affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates or additional pricing pressures.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, and regulations. These laws may impact, among other things, our relationships with principal investigators and consultants and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes specified obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization, on entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance, or disclosure of individually identifiable health information;

•	the federal Physician Payment Sunshine Act under the Affordable Care Act requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, disgorgement, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, including imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition, and results of operations.

During the course of our development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from Yale pursuant to a subcontract agreement with Yale. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	require repayment of all or a portion of the grant proceeds, in specified cases with interest, in the event we violate specified covenants pertaining to various matters that include a failure to achieve;

•	specify milestones or terms relating to use of grant proceeds, or to comply with specified laws;

•	terminate agreements, in whole or in part, for any reason or no reason;

•	reduce or modify the government’s obligations under such agreements without the consent of the other party;

•	claim rights, including intellectual property rights, in products and data developed under such agreements;

•	audit contract related costs and fees, including allocated indirect costs;

•	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

•	impose qualifications for the engagement of manufacturers, suppliers, and other contractors as well as other criteria for reimbursements;

•	suspend or debar the contractor or grantee from doing future business with the government;

•	control and potentially prohibit the export of products;

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act, and similar remedy provisions specific to government agreements; and

•	limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal year basis, thereby leaving some uncertainty about the future availability of funding for a program even after we have been funded for an initial period.

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations, and cause environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Risks Related to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to microRNA targets, product compounds and processes for our development pipeline through acquisitions and in-licenses.

Presently, we have rights to the intellectual property, through licenses from third parties and under patents and patent applications that we own, to modulate only a subset of the known microRNA targets. Because our programs may involve a range of microRNA targets, including targets that require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review, or IPR, which has been generally used by many third parties over the past four years to invalidate patents. The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted, and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Additionally, the rights of review and appeal for IPR decisions is an area of law that is still developing.

If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our proposed markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business, financial condition, or results of operations. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of microRNA. We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover therapeutic uses of microRNA replacements and inhibitors. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates, including MRG-106 or MRG-201, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable, or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our product candidates, or the use of our product candidates.

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in federal courts, and interferences, oppositions, inter partes reviews, post-grant reviews, and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign-issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

If we are unable to successfully obtain and maintain rights to required third-party intellectual property, we may have to abandon development of that product candidate or pay additional amounts to the third party, and our business and financial condition could suffer.

The patent protection and patent prosecution for some of our product candidates is dependent on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. For instance, this is the case with our agreement with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC, who is primarily responsible for the prosecution of patents and patent applications licensed to us under the applicable agreement. If RICC or any of our future licensors fail to appropriately and broadly prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license and supply agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payments, royalties, purchasing, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture, or market products covered by the license or subject to supply commitments.

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

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our product candidates, and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage our ongoing clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable laws, regulations, and guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations, and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.

In addition, we do not currently have, nor do we currently plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.

We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved, and our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we currently plan to develop the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates and our current cost to manufacture our drug products is not commercially feasible. Additionally, the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

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

Each of these risks could delay our clinical trials, as well as the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or could result in higher costs, or could deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm and could result in product liability suits.

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

Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:

•	collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration and may not commit sufficient resources to the development, marketing, or commercialization of the product or products that are subject to the collaboration;

•	collaborators may not perform their obligations as expected;

•	any such collaboration may significantly limit our share of potential future profits from the associated program and may require us to relinquish potentially valuable rights to our current product candidates, potential products, proprietary technologies, or grant licenses on terms that are not favorable to us;

•	collaborators may cease to devote resources to the development or commercialization of our product candidates if the collaborators view our product candidates as competitive with their own products or product candidates;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting, and expensive;

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	the collaborations may not result in us achieving revenues to justify such transactions; and

•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product candidate.

As a result, a collaboration may not result in the successful development or commercialization of our product candidates.

For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended in May 2013, May 2014, May 2015, September 2016, and May 2017. Under the Servier Collaboration Agreement, we have granted Servier an exclusive license to research, develop, and commercialize RNA-targeting therapeutics for one target in the cardiovascular field and the right to obtain such an exclusive license for one additional target through September 2019. Servier’s rights to this target are limited to therapeutics in the cardiovascular field in their territory, which is worldwide except for the United States and Japan. We retain all rights for the named target in the United States and Japan and for any products or product candidates outside of the cardiovascular field. We cannot guarantee that any product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. If no product candidate subject to the Servier Collaboration Agreement is successfully commercialized, we may never receive additional milestone or any royalty payments under the Servier Collaboration Agreement. Also, due to restrictions contained in the Servier Collaboration Agreement, we may not be able to effectively develop, market, or commercialize any such product candidate in the United States and Japan.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, we could have a material adverse effect on our business, financial condition, and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting, and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes, or services made, used, sold, or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreements, we indemnify our collaborators from any third-party product liability claims that could result from the production, use, or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services.

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

Although some of our employees may have marketed, launched, and sold other pharmaceutical products in the past while employed at other companies, we have no experience selling and marketing our product candidates and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to find one or more collaborators to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult, and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.

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

We may attempt to form strategic collaborations, create joint ventures, or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. We may face significant competition in seeking appropriate strategic collaborators, and the negotiation process to secure appropriate terms is time consuming and complex. We may not be successful in our efforts to establish such a strategic collaboration for any product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, our Phase 1 clinical trial in MRG-106 is focused on MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with MRG-106. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for MRG-106 and MRG-201 are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to MRG-106, MRG-201, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Actelion Ltd, Bristol-Myers Squibb Company, Celgene Corporation, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that the several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than MRG-106, MRG-201, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA therapeutics, including Mirna Therapeutics, Inc., Regulus Therapeutics, Inc., Microlin Bio, Inc., and InteRNA Technologies. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RaNa Therapeutics, Inc., RXi Pharmaceuticals Corporation, and Silence Therapeutics AG. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if MRG-106 or MRG-201 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MRG-106, MRG-201, or any other future products to compete with these products.

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of MRG-106, MRG-201, or other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the healthcare providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, and third-party payors. The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:

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

Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never be successful. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

The pricing, coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly-approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, an agency within the U.S. Department of Health and Human Services, that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as our and what reimbursement codes our product candidates may receive if approved.

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

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has increased and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if they receive regulatory approval.

Risks Related to Our Business Operations

Our future success depends in part on our ability to retain our president and chief executive officer and to attract, retain, and motivate other qualified personnel.

We are highly dependent on William S. Marshall, Ph.D., our president and chief executive officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Marshall could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Marshall, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2017, we had 55 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. These events could lead to the unauthorized access, disclosure, and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, officers, 5% stockholders, and their affiliates currently beneficially own a majority of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence us through this ownership position. These stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Risks Related to Ownership of our Common Stock

The market price of our common stock is expected to be volatile, and the market price of our common stock may drop in the future.

The market price of our common stock following the Merger could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As a result of the Mergers, we will incur significant legal, accounting, and other expenses that Private Miragen did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and NASDAQ. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists of the executive officers of Private Miragen prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on August 14, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016, as amended).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-36483), as filed with the SEC on August 15, 2016).

3.6	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

3.7	Certificate of Ownership and Merger of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36483), as filed with the SEC on February 13, 2017).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-194668), as filed with the SEC on March 19, 2014).

10.1†*	Fifth Amendment of the License and Collaboration Agreement, effective as May 2, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.

31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
^	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Miragen Therapeutics, Inc.

Date: August 11, 2017

	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)