Form 10-Q
period 2017-09-30
MIRAGEN THERAPEUTICS, INC.
filed 2017-11-09
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-Q
____________________________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-36483
 ____________________________________________
 MIRAGEN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	47-1187261 (I.R.S. Employer Identification No.)

6200 Lookout Road, Boulder, CO 80301
(Address, including zip code, of registrant’s principal executive offices)

(720) 643-5200
(Registrant’s telephone number, including area code)
 ____________________________________________
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

As of November 2, 2017, there were 22,309,419 shares of the registrant’s Common Stock outstanding.

Miragen Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Miragen Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$42,805	$22,104
Accounts receivable	635	20
Prepaid expenses and other current assets	2,981	1,753
Total current assets	46,421	23,877
Property and equipment, net	610	625
Other assets	50	258
Total assets	$47,081	$24,760

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$409	$1,007
Accrued liabilities	4,142	3,909
Current portion of notes payable	1,983	1,969
Total current liabilities	6,534	6,885
Notes payable, less current portion	1,391	2,820
Other liabilities	171	—
Total liabilities	8,096	9,705
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value; 7,169,176 shares authorized; 7,149,176 shares issued and outstanding and liquidation preference of $21,448 at December 31, 2016	—	23,124
Series B redeemable convertible preferred stock, $0.001 par value; 2,183,318 shares authorized; 2,166,651 shares issued and outstanding and liquidation preference of $13,000 at December 31, 2016; stated at accreted redemption value	—	12,975
Series C redeemable convertible preferred stock, $0.001 par value; 9,303,000 shares authorized; 9,268,563 shares issued and outstanding and liquidation preference of $41,060 at December 31, 2016; stated at accreted redemption value	—	40,877
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 21,886,568 and 833,744 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	219	8
Additional paid-in capital	125,973	5,147
Accumulated deficit	(87,207)	(67,076)
Total stockholders’ equity (deficit)	38,985	(61,921)
Total liabilities, preferred stock, and stockholders’ equity (deficit)	$47,081	$24,760

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$1,493	$715	$1,991	$2,479
Grant revenue	138	221	820	489
Total revenue	1,631	936	2,811	2,968
Operating expenses:
Research and development	5,018	2,965	14,625	9,786
General and administrative	2,502	2,053	8,364	4,255
Total operating expenses	7,520	5,018	22,989	14,041
Loss from operations	(5,889)	(4,082)	(20,178)	(11,073)
Other income (expense):
Interest and other income	113	7	245	23
Interest and other related expense	(58)	(78)	(193)	(250)
Net loss	(5,834)	(4,153)	(20,126)	(11,300)
Accretion of redeemable convertible preferred stock to redemption value	—	(13)	(5)	(37)
Net loss available to common stockholders	$(5,834)	$(4,166)	$(20,131)	$(11,337)
Net loss per share, basic and diluted	$(0.27)	$(6.92)	$(1.11)	$(18.84)
Weighted-average shares used to compute basic and diluted net loss per share	21,572,498	601,667	18,215,857	601,667

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,584,390	$76,976	833,744	$8	$5,147	$(67,076)	$(61,921)
Issuance of common stock to investors, net of issuance cost - private financing	—	—	6,359,628	64	39,092	—	39,156
Issuance of common stock to investors, net of issuance cost - at the market	—	—	297,653	3	2,619	—	2,622
Accretion of redeemable convertible preferred stock to redemption value	—	5	—	—	—	(5)	(5)
Conversion of preferred stock to common stock	(18,584,390)	(76,981)	13,066,666	131	76,850	—	76,981
Issuance of common stock upon reverse merger	—	—	1,024,960	10	194	—	204
Reclassification of preferred stock warrant to common stock warrant	—	—	—	—	51	—	51
Issuance of common stock upon cashless exercise of warrant	—	—	16,387	—	—	—	—
Exercises of stock options and issuance of restricted stock awards	—	—	274,337	3	217	—	220
Shares issued for cash under employee share purchase plan	—	—	13,193	—	110	—	110
Share-based compensation expense	—	—	—	—	1,693	—	1,693
Net loss	—	—	—	—	—	(20,126)	(20,126)
Balance at September 30, 2017	—	$—	21,886,568	$219	$125,973	$(87,207)	$38,985

See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,126)	$(11,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	253
Share-based compensation expense	1,693	129
Non-cash interest expense	85	125
Change in fair value of preferred stock warrants	—	2
Unrealized gain on short term investments	—	9
Changes in operating assets and liabilities:
Accounts receivable	(615)	(9)
Prepaid expenses and other assets	(719)	(545)
Deferred revenue	—	(439)
Accounts payable	(598)	(586)
Accrued liabilities	(871)	893
Net cash used in operating activities	(20,924)	(11,468)
Cash flows from investing activities:
Cash acquired in reverse merger	1,280	—
Purchases of property and equipment	(212)	(240)
Purchases of short-term investments	—	(1,010)
Net cash provided by (used in) investing activities	1,068	(1,250)
Cash flows from financing activities:
Proceeds from the sale of common stock - private financing	40,703	—
Payment of issuance costs associated with the sale of common stock - private financing	(1,216)	—
Proceeds from issuance of redeemable convertible preferred stock	—	16,091
Redeemable convertible preferred stock issuance costs	—	(10)
Proceeds from the sale of common stock - at the market	2,711	—
Payment of issuance costs associated with the sale of common stock - at the market	(172)	—
Payment of issuance costs associated with the shelf registration	(299)	—
Payments of principal on notes payable	(1,500)	—
Proceeds from the exercise of stock options	220	—
Proceeds from employee stock purchases	110	—
Net cash provided by financing activities	40,557	16,081
Net increase in cash and cash equivalents	20,701	3,363
Cash and cash equivalents at beginning of period	22,104	21,235
Cash and cash equivalents at end of period	$42,805	$24,598

Supplemental disclosure of cash flow information
Interest paid	$112	$124
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$76,981	$—
Liabilities assumed, net of non-cash assets received in reverse merger	$1,076	$—
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$339	$—
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$51	$—
Accretion of redeemable convertible preferred stock to redemption value	$5	$37
Unpaid common stock issuance costs included in prepaid expenses and other assets, accounts payable, and accrued liabilities	$3	$—
See accompanying notes to these condensed consolidated financial statements.

Miragen Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapeutics with a specific focus on microRNAs and their roles in diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression or activity and play vital roles in influencing the pathways responsible for many disease processes. The Company’s two lead product candidates, MRG-106 and MRG-201, are currently in clinical development. MRG-106 is an inhibitor of microRNA-155, which is found at abnormally high levels in malignant cells of several blood cancers. MRG-201 is a replacement for microRNA-29 (“miR-29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. Miragen is also developing MRG-110, an inhibitor of microRNA-92, under a License and Collaboration Agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”). MRG-110 is being developed for the treatment of heart failure and other ischemic disease. In addition to these programs, the Company continues to develop a pipeline of wholly-owned preclinical product candidates. The goal of the Company’s translational medicine strategy is to progress rapidly to first-in-human trials once it has adequately established the pharmacokinetics (the movement of drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

Miragen Therapeutics Europe Limited (“Miragen Europe”), the Company’s wholly-owned subsidiary, was formed in January 2011 for the sole purpose of submitting regulatory filings in Europe. Miragen Europe has no employees or operations.

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

Liquidity

The Company has incurred annual net operating losses since its inception. As of September 30, 2017, the Company had an accumulated deficit of $87.2 million and net losses of $5.8 million and $20.1 million for the three and nine months ended September 30, 2017, respectively. On February 13, 2017, the date of the Merger, Private Miragen received $40.7 million in cash, before offering expenses, from the issuance of common stock to investors. Additionally, on March 31, 2017, the Company entered into an at the market issuance Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50,000,000 through Cowen, as its sales agent. As of September 30, 2017, the Company has sold, pursuant to the terms of such ATM Agreement, an aggregate of 297,653 shares of its Common Stock, at a weighted average price of $9.11 per share, for aggregate gross proceeds of approximately $2.7 million. Net proceeds received during the nine months ended September 30, 2017 were approximately $2.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. The Company’s management believes that the $42.8 million of cash and cash equivalents on hand at September 30, 2017 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs through the end of 2018.

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto contained in the Company’s Form 8-K/A for the year ended December 31, 2016, filed with the SEC on March 31, 2017. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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

Multiple-element arrangements are examined to determine whether the deliverables can be separated or must be accounted for as a single unit of accounting. The Servier Collaboration Agreement with Servier, for example, includes a combination of upfront license fees, payments for research and development activities, and milestone payments that are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet this separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

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

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, fees for acquiring and maintaining licenses under third party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, laboratory supplies, depreciation, and facilities and overhead costs. The Company defers and capitalizes non-refundable advance payments for research and development activities until the related goods are received or services performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

	September 30, 2017		December 31, 2016
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$44,112	$—	$22,189	$—
Liabilities:
Preferred and common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$133
______________________
(1) Amounts presented for each period above differ from cash and cash equivalents reported in the condensed consolidated balance sheets due to outstanding disbursements and deposits.

A reconciliation of the beginning and ending balances of the Company’s liabilities measured at fair value using significant unobservable, or Level 3, inputs are as follows for the nine months ended September 30, 2017 (in thousands):

Balance of liability as of December 31, 2016	$133
Reclassification of preferred stock warrant to common stock warrant	(51)
Balance of liability as of September 30, 2017	$82

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2017 and 2016.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity (deficit). There were no elements of comprehensive loss during the three and nine months ended September 30, 2017 and 2016.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2017 and 2016.

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

The Company plans to adopt these new standards in the first quarter of 2019. As of September 30, 2017, there were limited contracts that will be in effect (actively) as of the transition date and, accordingly, the Company has not yet determined the effect of the standard on its condensed consolidated financial statements. The Company’s selected implementation transition method will be dependent upon contracts that are in place closer to the transition date.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

Other new pronouncements issued but not effective as of September 30, 2017 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In October 2011, the Company entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, and commercialize RNA-targeting therapeutics for three targets in the cardiovascular field. In 2017, the Company and Servier agreed to amend the Servier Collaboration Agreement to remove three existing targets, add one named target, and provide Servier with the right to add one additional target through September 2019. Under the terms of the amended agreement, the term of the Research Collaboration has been extended through September 2019.

Servier’s rights to each named target is limited to therapeutics in the cardiovascular field in their territory, which is worldwide except for the United States and Japan. The Company retains all rights in the United States and Japan.

The Company is eligible to receive development milestone payments of €5.8 million to €13.8 million ($6.9 million to $16.3 million as of September 30, 2017) and regulatory milestone payments of €10.0 million to €40.0 million ($11.8 million to $47.3 million as of September 30, 2017) for each target. Additionally, the Company may receive up to €175 million ($206.7 million as of September 30, 2017) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

As part of the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which is referred to as the Research Collaboration. The current term of the Research Collaboration extends through September 2019. Servier is responsible for funding the costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the three months ended September 30, 2017 and 2016, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $1.5 million and $0.6 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $2.0 million and $2.0 million, respectively.

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

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measures its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as revenue during the three and nine months ended September 30, 2017. During the three months and nine months ended September 30, 2016, the Company recognized license revenue of $0.1 million and $0.5 million, respectively.

In total, for the three months ended September 30, 2017 and 2016, the Company recognized $1.5 million and $0.7 million, respectively, as revenue under the Servier Collaboration Agreement. For the nine months ended September 30, 2017 and 2016, the Company recognized $2.0 million and $2.5 million, respectively, as revenue under the Servier Collaboration Agreement. Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $1.4 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of September 30, 2017, accounts receivable for Servier research and related intellectual property activities totaled $0.5 million. At December 31, 2016, the Company had no amounts billed to Servier included in accounts receivable.

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

The following table summarizes the net assets acquired based on their estimated fair values as of February 13, 2017, prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Lab equipment	$2,219	$2,163
Furniture and fixtures	77	51
Computer hardware and software	361	281
Leasehold improvements	729	688
Property and equipment, gross	3,386	3,183
Less: accumulated depreciation and amortization	(2,776)	(2,558)
Property and equipment, net	$610	$625

During the three months ended September 30, 2017 and 2016, depreciation and amortization expense was $0.1 million for each period. During the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $0.2 million and $0.3 million, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued outsourced clinical and preclinical studies	$1,635	$1,684
Accrued employee compensation and related taxes	1,061	928
Accrued legal fees and expenses	607	759
Accrued other professional service fees	457	124
Accrued equipment and lab materials	156	—
Value of liability-classified stock purchase warrants	82	133
Deferred and accrued facility lease obligations	70	221
Other accrued liabilities	74	60
Total accrued liabilities	$4,142	$3,909

7. NOTES PAYABLE

2015 Silicon Valley Bank Loan Agreement

In April 2015, Private Miragen entered into a loan and security agreement with Silicon Valley Bank (the “2015 SVB Loan Agreement”) to borrow up to $10.0 million in two separate tranches. The first tranche of $5.0 million was funded in May 2015 and had a 30-month payment period following an 18-month interest-only payment period that ended in November 2016. Amounts outstanding bear interest at the prime rate minus 0.25% (4.00% at September 30, 2017), with a final payment fee equal to 5.50% of amounts borrowed. Borrowings are secured by a priority security interest, right, and title in all business assets, excluding the Company’s intellectual property, which is subject to a negative pledge.

In connection with the first tranche, in April 2015, Private Miragen issued detachable warrants to purchase up to 11,718 shares of Private Miragen preferred stock at an adjusted exercise price of $8.53 per share. At issuance, the warrants were classified as a liability subject to remeasurement at each balance sheet date. Immediately prior to the Merger, these warrants became exercisable for Private Miragen common stock, which was immediately exchanged for the right to purchase the Company’s Common Stock. The Company determined that although the warrants were no longer exercisable for redeemable preferred stock, the warrants continued to be classified as a liability after the Merger due to the right of the holder to require the Company to repurchase the warrants for $0.1 million under certain circumstances. As of September 30, 2017, the Company estimated the fair value of the warrants to be $0.1 million using a probability adjusted present value method with the following assumptions: term of two years, discount rate of 6.8%, and probability of 90.0%.

In December 2016, the 2015 SVB Loan Agreement was amended to extend the end of the draw period from December 31, 2016 to July 31, 2017. The Company chose not to draw the second $5.0 million tranche prior to the expiration of the draw period in July 2017.

Amounts outstanding under notes payable are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Principal amount outstanding	$3,167	$4,667
Unamortized debt discount	(6)	(14)
Unamortized debt issuance costs	(14)	(31)
Accreted final payment fee	227	167
Total notes payable	3,374	4,789
Less: current maturities	(1,983)	(1,969)
Long-term notes payable, net of current portion	$1,391	$2,820

Future annual minimum principal payments of notes payable are as follows:

September 30, 2017
(in thousands)
2017 (remainder of year)	$500
2018	2,000
2019	667
Total	$3,167

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

License Agreements with the University of Texas

As of September 30, 2017, the Company had five exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the nine months ended September 30, 2017 and 2016, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

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

For the nine months ended September 30, 2017 and 2016, the Company paid $0.5 million and $0.2 million, respectively, to Roche for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, Private Miragen and Yale University (“Yale”) entered into a subcontract agreement and into a subaward agreement in March 2015 (the “Yale Agreements”), which was subsequently amended. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to pay the Company up to $1.1 million over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through September 30, 2017, the Company has received $0.1 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

In October 2010, Private Miragen entered into a license and collaboration agreement (the “t2cure Agreement”) with t2cure GmbH (“t2cure”), which was subsequently amended. Under the t2cure Agreement, the Company has received a worldwide, royalty-bearing, and exclusive license to specified patent and technology rights relating to miR-92.

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of September 30, 2017); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

During the nine months ended September 30, 2017, the Company paid the first annual license fee, which was immaterial. To date, the Company has not met any milestones that have required milestone payments.

Facility Lease

In December 2010, Private Miragen entered into a multi-year lease agreement for its current office and lab space. The agreement was subsequently amended to extend the term through August 2020. This lease is noncancelable. Minimum base lease payments, including the impact of tenant improvement allowances, under the operating lease are recognized on a straight-line basis over the full term of the lease.

During the three months ended September 30, 2017 and 2016, rent expense was $0.1 million for each period. During the nine months ended September 30, 2017 and 2016, rent expense was $0.2 million and $0.3 million, respectively.

The Company is also required to pay for operating expenses. During the three months ended September 30, 2017 and 2016, operating expenses were $0.1 million for each period. During the nine months ended September 30, 2017 and 2016, operating expenses related to the leased space were $0.2 million for each period.

Future annual minimum payments under the lease are as follows:

September 30, 2017
(in thousands)
2017 (remainder of year)	$95
2018	391
2019	404
2020	277
Total	$1,167

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

Series Preferred

In February 2017, in conjunction with the Merger, all of the outstanding redeemable convertible preferred stock of Private Miragen converted into Private Miragen common stock at a ratio of 1:1 and was immediately exchanged for the Company’s Common Stock at an exchange ratio of 0.7031 as a result of the Merger. A summary of the conversion by class of preferred stock is summarized as follows (in thousands, except share data):

	Series A		Series B		Series C		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	7,149,176	$23,124	2,166,651	$12,975	9,268,563	$40,877	18,584,390	$76,976
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	1	—	3	—	5
Conversion of preferred stock to common stock	(7,149,176)	(23,125)	(2,166,651)	(12,976)	(9,268,563)	(40,880)	(18,584,390)	(76,981)
Balance at February 13, 2017	—	$—	—	$—	—	$—	—	$—

As of September 30, 2017, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Although the Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion right, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

Common Stock Sales Agreement

On March 31, 2017, the Company entered into an ATM Agreement with Cowen, under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

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

As of September 30, 2017, the Company has sold, pursuant to the terms of the ATM Agreement, 297,653 shares of Common Stock, at a weighted average price of $9.11 per share, for aggregate gross proceeds of approximately $2.7 million. Net proceeds received during the nine months ended September 30, 2017 were approximately $2.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. See Note 13 for a discussion of sales of Common Stock made under the ATM Agreement after September 30, 2017.

The Company has incurred approximately $0.4 million in offering costs for the ATM Agreement, including costs for the related shelf filing, but excluding the commissions paid to Cowen as sales agent. The costs incurred are initially included in prepaid expenses and other current assets and are being amortized to a reduction of offering costs as shares are sold under the ATM Agreement. The costs reflected in the condensed consolidated statement of cash flows include the 3.0% commission paid to Cowen on shares sold ($0.1 million through September 30, 2017) along with $8 thousand of amortized offering costs.

10. WARRANTS

Stock purchase warrant activity is as follows for the nine months ended September 30, 2017:

	Common Stock Warrants		Preferred Stock Warrants
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2016	7,031	$0.57	25,779	$6.21
Warrants acquired in Merger	13,534	$80.70	—	$—
Preferred stock warrants converted into Common Stock warrants	25,779	$6.21	(25,779)	$6.21
Exercises	(21,092)	$3.04	—	$—
Outstanding at September 30, 2017	25,252	$47.21	—	$—

A summary of outstanding Common Stock purchase warrants as of September 30, 2017 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
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

As of September 30, 2017, there were 2,060,993 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time. As of September 30, 2017, there were 908,227 equity awards outstanding and 773,067 remaining equity awards available for future issuances under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,321	$1.44
Granted	956	$11.48
Exercised	(274)	$(0.80)
Forfeited	(34)	$(11.40)
Outstanding at September 30, 2017	2,969	$4.62

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

Stock Options Granted to Employees

The weighted-average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $8.32 and $0.70, respectively. The fair value was determined by the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected term, in years	6.44	5.00
Expected volatility	83.8%	84.0%
Risk-free interest rate	2.1%	1.1%
Expected dividend yield	—%	—%
Weighted average grant date fair value of underlying Common Stock	$11.48	$1.05

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the nine months ended September 30, 2017 and 2016.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of September 30, 2017, the Company had 0.2 million shares available for issuance and 13 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the current purchase period is included in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$263	$5	$643	$22
General and administrative	416	40	1,050	107
Total share-based compensation expense	$679	$45	$1,693	$129

As of September 30, 2017, the Company had $7.4 million of total unrecognized employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.2 years. As of September 30, 2017, based on the current estimate of fair value, the Company estimates that the remaining unrecognized share-based compensation expense related to non-employees of $0.1 million will be recorded to expense over a weighted-average remaining period of 0.9 years.

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

Potentially dilutive securities include the following:

	September 30, 2017	September 30, 2016
	(in thousands)
Options to purchase Common Stock	2,969	2,265
Warrants to purchase Common Stock	25	7
Redeemable convertible preferred stock	—	13,067
Warrants to purchase redeemable convertible preferred stock	—	26
Total	2,994	15,365

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, and through November 7, 2017, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 403,306 shares of Common Stock, at a weighted average price of $9.65 per share, for aggregate gross proceeds of approximately $3.9 million. Net proceeds were approximately $3.8 million, including commissions to Cowen, as sales agent.

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

•
We may be unsuccessful in gaining the benefits of orphan medicinal product designation after approval by the European Commission because, at the time of a marketing application, we may be unable to establish that our product candidate continues to meet the criteria of the European Commission for orphan-drug designation.

•	Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

•	The approach we are taking to discover and develop novel therapeutics that target microRNAs is unproven and may never lead to marketable products.

•
Our microRNA-targeted therapeutic product candidates are based on a relatively novel technology, which makes it unusually difficult to predict the time and cost of development, and the time and cost, or likelihood, of obtaining regulatory approval. To date, no microRNA-targeted therapeutics have been approved for marketing in the United States.

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapeutics with a specific focus on microRNAs and their roles in diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression or activity and play vital roles in influencing the pathways responsible for many disease processes. Our two lead product candidates, MRG-106 and MRG-201, are currently in clinical development. MRG-106 is an inhibitor of microRNA-155, which is found at abnormally high levels in several blood cancers. MRG-201 is a replacement for microRNA-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. We are also developing MRG-110, an inhibitor of microRNA-92, under a License and Collaboration Agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or Servier. MRG-110 is being developed for the treatment of heart failure and other ischemic disease. In addition to these programs, we continue to develop a pipeline of wholly-owned preclinical product candidates. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

In February 2016, we administered MRG-106 to the first subject in a multi-site, open-label, dose-ranging Phase 1 clinical trial that seeks to enroll up to approximately 50 subjects with a confirmed diagnosis of mycosis fungoides, or MF. MF is a subtype of cutaneous T‑cell lymphoma, or CTCL, in which malignant T-cells move to the skin and form patches (palpable flat lesions) or plaques and tumors. As of October 11, 2017, 27 subjects have been on study for up to approximately one year. MRG-106 has been generally safe and well tolerated. One subject developed a worsening in itching compared to their baseline level on two occasions, once after the initial systemic treatment and again after retreatment at a lower dose. These events were deemed to be dose limiting toxicities.

In 2017, we expanded the Phase 1 clinical trial for MRG-106 to include three additional hematological malignancies including adult T-cell leukemia/lymphoma, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia. In each of these expansion indications, the disease process appears to correlate with an increase in microRNA-155 levels, the direct target of MRG-106. In all cases, treated subjects will have failed at least one or two prior therapies depending on the indication. We began dosing subjects in these expanded indications in the second half of 2017 and plan to initially enroll up to 25 subjects.

In the second half of 2018, we intend to initiate a Phase 2 clinical trial with MRG-106 to treat MF patients. Dosing regimen and the duration of treatment in the trial will be determined from data presently being collected from our Phase 1 trial.

We recently completed a single-center Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial studying MRG-201. Fifty-four volunteers participated in the clinical trial, 47 of whom were administered MRG-201 and seven of whom were enrolled and underwent study procedures without receiving a dose of MRG-201. MRG-201 was generally safe and well-tolerated with injection site reactions of mild or moderate severity being the most common adverse events. The trial was completed in the second quarter of 2017, and we presented complete results at the American Society for Dermatologic Surgery Annual Meeting on October 5, 2017. In the first half of 2018, we intend to initiate a Phase 2a, double-blind randomized trial to evaluate MRG-201 in subjects with a predisposition for keloid formation, a pathological fibrotic disease.

The primary product candidate under our amended Servier Collaboration Agreement is MRG-110. MRG-110 inhibits the activity of microRNA-92a, which has been shown in our preclinical studies and reported in multiple peer reviewed scientific publications to be a negative regulator of new blood vessel creation. During the first half of 2018, we intend to initiate two

Phase 1 clinical trials evaluating MRG-110 delivered both systemically and intradermally. As part of the Phase 1 clinical trials, in addition to safety and pharmacokinetics, we intend to analyze biomarkers that may provide mechanistic proof of concept and support further study of MRG-110 in the treatment of cardiovascular disease and certain other conditions where vascular flow is compromised.

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

Recent Developments

Mergers

On February 13, 2017, we, then named Signal Genetics, Inc., completed our merger with Private Miragen. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, Signal Merger Sub, Inc., our wholly-owned subsidiary, merged with and into Private Miragen, with Private Miragen surviving as our wholly-owned subsidiary, or the Merger. Immediately following the Merger, Private Miragen merged with and into us, with us as the surviving corporation, or the Short-Form Merger and, together with the Merger, or the Mergers. In connection with the Short-Form Merger, we changed our corporate name to “Miragen Therapeutics, Inc.” Our common stock, par value $0.01 per share, or our common stock, began trading on The NASDAQ Capital Market under the ticker symbol “MGEN” on February 14, 2017.

Unless otherwise noted, the discussion herein gives retroactive effect to the Mergers.

Financing

In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. As of November 7, 2017, we have sold, pursuant to the terms of the ATM Agreement, 700,959 shares of our common stock, at a weighted average price of $9.42 per share, for aggregate gross proceeds of approximately $6.6 million. Net proceeds as of November 7, 2017 were approximately $6.3 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Amendment of Collaboration Agreement with Servier

We amended the Servier Collaboration Agreement in May and September 2017, or the 2017 Amendments. The 2017 Amendments removed the three existing targets and added a new target, microRNA-92, providing Servier with: (i) an exclusive license to research, develop, and commercialize MRG-110, our product candidate that targets microRNA-92 for the treatment of diseases through revascularization, in all countries other than the United States and Japan where we retain all rights, as if microRNA-92 were an original target under the Servier Collaboration Agreement, and (ii) the right to obtain such an exclusive license for another target to be named by Servier no later than September 30, 2019. The 2017 Amendments also provided for other modifications to our agreement including to extend the term of the research collaboration between us and Servier until September 30, 2019 or the date of completion of the agreed upon research activities, whichever is later.

As a result of the 2017 Amendments, Servier’s rights to the three removed targets and product candidates directed to such removed targets were terminated and returned to us.

Financial Operations Overview

Revenues

Our revenue consists primarily of upfront payments for licenses, milestone payments, and payments for other research services earned under our strategic alliance and collaboration agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical trials, initiate additional clinical trials, and advance our preclinical research programs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturing capability, and commercial viability.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs and professional fees for auditing, tax, and legal services. Leading up to the Merger, we incurred incremental expenses related to both the Merger and the result of becoming a public company following completion of the Merger. This included expenses related to our compliance with the rules and regulations of the SEC and The NASDAQ Stock Market, LLC, or NASDAQ, additional insurance, professional services, investor relations, and other administrative expenses.

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is comprised of interest incurred under notes payable.

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

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expenses including salaries, benefits, share-based compensation, fees for acquiring and maintaining license under third party licensing agreements, consulting fees, costs of research and development activities conducted by third parties on our behalf, laboratory supplies, depreciation, and facilities and overhead costs. We defer and capitalize non-refundable advance payments for research and development activities until the related goods are received or services performed. In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Revenue	$1,631	$936
Research and development expenses	(5,018)	(2,965)
General and administrative expenses	(2,502)	(2,053)
Other income (expense), net	55	(71)
Net loss	$(5,834)	$(4,153)

Revenue

Revenue was $1.6 million during the three months ended September 30, 2017, compared to $0.9 million during the three months ended September 30, 2016. The $0.7 million increase was due primarily to a $0.8 million increase in research and development activity reimbursable by Servier under the Servier Collaboration Agreement. This increase was partially offset by a $0.1 million decrease in grant revenue recognized in the three months ended September 30, 2017

Research and Development Expenses

Research and development expenses increased to $5.0 million during the three months ended September 30, 2017, compared to $3.0 million during the three months ended September 30, 2016. The $2.0 million increase was due primarily to:

•
increased personnel costs of $1.1 million, including share-based compensation, primarily as the result of an increase in research and development headcount to support our research and development activities;

•	increased outsourced manufacturing expense related to our development stage programs of $0.7 million; and

•	increased clinical trial expense of $0.2 million as our programs advance further into clinical development.

General and Administrative Expenses

General and administrative expenses were $2.5 million during the three months ended September 30, 2017, compared to $2.1 million during the three months ended September 30, 2016. The $0.4 million increase in general and administrative expenses was due primarily to:

•
increased consulting and professional fees of $0.6 million, primarily related to costs associated with operating as a public company, which included accounting and financial support, board compensation, and investor relation activities;

•	decreased legal expense of $0.4 million primarily driven by higher merger related activities in the third quarter of 2016, offset by higher patent filing, prosecution, and enforcement expenses; and

•	increased share-based compensation of $0.2 million.

Other income (expense), net

Net other income (expense) was $0.1 million net income during the three months ended September 30, 2017 compared to $0.1 million net expense during the three months ended September 30, 2016. The change in net other income (expense) was due primarily to an increase in interest income earned in 2017 on higher cash and cash equivalent balances.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Revenue	$2,811	$2,968
Research and development expenses	(14,625)	(9,786)
General and administrative expenses	(8,364)	(4,255)
Other expense, net	52	(227)
Net loss	$(20,126)	$(11,300)

Revenue

Revenue decreased to $2.8 million during the nine months ended September 30, 2017, compared to $3.0 million recognized during the nine months ended September 30, 2016. The $0.2 million decrease was primarily due to a decrease of $0.5 million in license revenue recognized under the Servier Collaboration Agreement as prior license payments were fully amortized to revenue in 2016. This decrease in revenue was partially offset by an increase of $0.3 million in grant revenue, which was driven by an increase in grant funded research and development activities.

Research and Development Expenses

Research and development expenses were $14.6 million during the nine months ended September 30, 2017, compared to $9.8 million during the nine months ended September 30, 2016. The increase in research and development expense of $4.8 million was driven primarily by:

•	increased outsourced manufacturing expense of $2.4 million, primarily related to an increase in outsourced manufacturing activities under our lead program, MRG-106;

•
increased personnel costs of $2.2 million, due primarily to an increase in research and development headcount to support and expand and our research and development capabilities, as well as increased share-based compensation expense; and

•	increased other research and development costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $8.4 million during the nine months ended September 30, 2017, compared to $4.3 million during the nine months ended September 30, 2016. The increase in general and administrative expenses of $4.1 million was driven primarily by:

•
increased consulting, professional fees, and board of director compensation charges of $1.8 million, primarily related to costs associated with becoming a public company, which included accounting and financial support, investor relation activities, recruiting, and increased board compensation;

•	increased personnel costs of $1.0 million, due to an increase in general and administrative headcount as well as an increase in share-based compensation;

•	increased legal expense of $0.8 million primarily related to costs associated with and following the Merger, as well as increased costs related to patent filing, prosecution, and enforcement; and

•	net increase in other general and administrative expenses of $0.5 million.

Other income (expense), net

Net other income (expense) was $0.1 million income during the nine months ended September 30, 2017 compared to $0.2 million net expense during the nine months ended September 30, 2016. The change in net other income (expense) was due primarily to an increase in interest income earned in 2017 on higher cash and cash equivalent balances.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from equity financings of $115.5 million (including notes payable that previously converted to equity) and proceeds received under the Servier Collaboration Agreement.

In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Our registration statement on Form S-3 (No. 333-217084), as filed on March 31, 2017 and declared effective by the SEC on April 25, 2017, included a prospectus covering the offering of up to $50.0 million of shares of our common stock in accordance with the ATM Agreement. As of September 30, 2017, we sold an aggregate of 297,653 shares of our common stock, at a weighted average price of $9.11 per share, for aggregate gross proceeds of approximately $2.7 million. Net proceeds received during the nine months ended September 30, 2017 were approximately $2.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Since our inception and through September 30, 2017, we have generated cumulative losses of $87.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of product candidates. In addition, operating as a publicly-traded company involves the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

As of September 30, 2017, we had cash and cash equivalents of $42.8 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs through the end of 2018.

Summarized cash flows for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(20,924)	$(11,468)	$(9,456)
Net cash provided by (used in) investing activities	1,068	(1,250)	2,318
Net cash provided by financing activities	40,557	16,081	24,476
Net increase in cash and cash equivalents	$20,701	$3,363	$17,338

Operating Activities

Net cash used in operating activities was $20.9 million for the nine months ended September 30, 2017, compared to $11.5 million for the nine months ended September 30, 2016. The $9.5 million increase in cash used in operating activities was primarily the result of an $8.9 million increase in operating expenses during the nine months ended September 30, 2017 compared to nine months ended September 30, 2016. The increase in operating expenses was largely driven by increased research and development expenses as we advanced our programs further into clinical development, increases in legal expense and other professional fees related to the Merger and operating as a public company, and increased personnel costs incurred as we grew our workforce.

Investing Activities

Net cash provided by investing activities was $1.1 million during the nine months ended September 30, 2017 compared to net cash used by investing activities of $1.3 million during the nine months ended September 30, 2016. The $2.3 million increase in cash provided by investing activities was primarily the result of the cash acquired in the Merger during the nine months ended September 30, 2017, along with purchases of short-term investments during the nine months ended September 30, 2016 that did not recur in 2017.

Financing Activities

Net cash provided by financing activities was $40.6 million for the nine months ended September 30, 2017, compared to $16.1 million during the nine months ended September 30, 2016. The increase of $24.5 million was primarily due to $39.5 million in net proceeds received in our Concurrent Financing together with $2.5 million in net proceeds for sales of our common stock under our ATM Agreement with Cowen, as compared to $16.1 million in net proceeds received in 2016 related to the follow-on sale of Private Miragen’s Series C preferred stock. This increase was partially offset by $1.5 million in principal payments on our notes payable in 2017 that began in the fourth quarter of 2016.

Commitments and Contingencies

As of September 30, 2017, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Information” of this Quarterly Report.

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

During the three months ended September 30, 2017 and 2016, net loss was $5.8 million and $4.2 million, respectively. During the nine months ended September 30, 2017 and 2016, net loss was $20.1 million and $11.3 million, respectively. As of September 30, 2017, we had an accumulated deficit of $87.2 million.

As of September 30, 2017, we had cash and cash equivalents of $42.8 million. In September 2016, we received $16.1 million in financing through a follow-on sale of Private Miragen’s Series C preferred stock. Additionally, in February 2017, we received $40.7 million in financing through the Concurrent Financing. As of November 7, 2017, we have sold, pursuant to the terms of the ATM Agreement, 700,959 shares of our common stock, at a weighted average price of $9.42 per share, for aggregate gross proceeds of approximately $6.6 million. Net proceeds as of November 7, 2017 were approximately $6.3 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs through the end of 2018.

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

•
experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies, additional major studies, or supportive studies necessary to support marketing approval.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, our current costs of manufacturing our drug product are not commercially feasible and we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, as of November 7, 2017, we have sold, pursuant to the terms of the ATM Agreement, 700,959 shares of our common stock, at a weighted average price of $9.42 per share, for aggregate gross proceeds of approximately $6.6 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million in aggregate value under the ATM Agreement. Sales under the ATM Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•
delays in reaching agreement on acceptable terms with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

The approach we are taking to discover and develop novel therapeutics that target microRNAs is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to discover and develop our product candidates are relatively recent. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing microRNA-targeted molecules. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of microRNA-targeted therapeutic products by us will require solving a number of issues, including providing suitable methods of stabilizing the therapeutic product and delivering it into target cells in the human body. In addition, any product candidates that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory and preclinical trials, and they may interact with human biological systems in unforeseen, ineffective, or even harmful ways. For instance, our clinical and preclinical data to date has not been fully validated and we have no way of knowing if, after validation, our clinical trial data will be complete and consistent. If we do not successfully develop and commercialize product candidates based upon this technological approach, we may not become profitable and the value of our capital stock may decline.

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

Our microRNA-targeted therapeutic product candidates are based on a relatively novel technology, which makes it unusually difficult to predict the time and cost of development and the time and cost, or likelihood, of subsequently obtaining regulatory approval. To date, no microRNA-targeted therapeutics have been approved for marketing in the United States.

We have concentrated our research and development efforts to date on a limited number of product candidates based on our microRNA-targeted therapeutic platform and identifying our initial targeted disease indications. Our future success depends on our successful development of viable product candidates. Only two of our product candidates, MRG-106 and MRG-201, are in clinical development, and the remainder of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

Additionally, the FDA, the European Medicines Agency, and other regulatory authorities, have relatively limited experience with microRNA-targeted therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market or commercialize microRNA-targeted therapeutics, which may increase the complexity, uncertainty, and length of the regulatory approval process for our product candidates. If our product candidates fail to prove to be safe, effective, or commercially viable, our product candidate pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, or results of operations.

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, intended use, and market of the product candidate. The regulatory approval process for novel product candidates such as microRNA-targeted therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or from other agencies, or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the approval requirements of other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

We may not be able to develop or identify a technology that can effectively deliver MRG-106, MRG-201, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of MRG-106, MRG-201, and our other product candidates.

In connection with our Phase 1 clinical trials of MRG-106 and MRG-201, we have used intravenous, intralesional, subcutaneous, and intradermal injections as the route of administration. We cannot be certain that these routes of administration will be capable of delivering adequate levels of MRG-106, MRG-201, or our other product candidates to produce a therapeutic response for all indications. While we are continuing to evaluate the use of subcutaneous, intravenous, and intradermal injections in different indications, and additional delivery technologies and routes of administration that might enable us to target specific cells with our product candidates, we cannot be certain whether we will be successful in developing effective delivery mechanisms. Our failure to effectively deliver any of our product candidates to the intended diseased cells or tissues could adversely affect and delay the development of our product candidates.

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

Our MRG-106 and MRG-201 product candidates have been studied in only a limited number of patients with a confirmed diagnosis of MF and healthy volunteers, respectively, and the most common adverse events of any grade were injection site reactions, including pain, itchiness, redness, and swelling when compounds were delivered intradermally or subcutaneiously. We have not yet begun any clinical trials of MRG-110 in humans. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

Additionally, even if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such products;

•	regulatory authorities may require additional warnings on the drug label;

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

Our microRNA-targeted therapeutic approach is novel. Negative public opinion and increased regulatory scrutiny of microRNA or other nucleic acid-based therapies may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

MicroRNA therapy remains a novel technology, with no microRNA-targeted therapeutic product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Serious adverse events in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA-targeted product candidate for the treatment of hepatitis C virus due to serious adverse events in that trial. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA-targeted therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

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

We currently have two product candidates in Phase 1 clinical trials. Of these product candidates, MRG-106 has been predominantly administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, microRNAs are a new class of drug target and as such may have some potentially unknown risks from both an efficacy and safety perspective. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients or healthy volunteers in limited numbers of clinical sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to serious adverse events in that trial. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our drug candidates.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved products, if any, or product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our approved products, if any, or product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our product candidates and approved products, if any. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA-targeted therapeutics have shown adverse events in clinical trials, including injection site reactions and pain at the injection site, erythema, nausea, diarrhea, decreased white blood cell and platelet counts, neutropenia, elevated aspartate aminotransferase, alanine aminotransferase, uric acid, and creatine kinase levels, prolonged partial thromboplastin time, blurred vision, itchiness, fatigue, headache, and microscopic hematuria, among others. In almost all cases, these events were mild to moderate and self-limited. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

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

For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. Under the Servier Collaboration Agreement, we have granted Servier an exclusive license to research, develop, and commercialize RNA-targeting therapeutics for one target in the cardiovascular field and the right to obtain such an exclusive license for one additional target through September 2019. Servier’s rights to this target are limited to therapeutics in the cardiovascular field in their territory, which is worldwide except for the United States and Japan. We retain all rights for the named target in the United States and Japan and for any products or product candidates outside of the cardiovascular field. We cannot guarantee that any product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. If no product candidate subject to the Servier Collaboration Agreement is successfully commercialized, we may never receive additional milestone or any royalty payments under the Servier Collaboration Agreement. Also, due to restrictions contained in the Servier Collaboration Agreement, we may not be able to effectively develop, market, or commercialize any such product candidate in the United States and Japan.

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

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Mirna Therapeutics, Inc., Regulus Therapeutics, Inc., Microlin Bio, Inc., and InteRNA Technologies. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RaNa Therapeutics, Inc., RXi Pharmaceuticals Corporation, and Silence Therapeutics AG. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if MRG-106 or MRG-201 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MRG-106, MRG-201, or any other future products to compete with these products.

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

As of September 30, 2017, we had 59 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock following the Merger could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MRG-106, MRG-201, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

We have experienced in the past, and may experience in the future, ownership changes under Section 382 of the Code which limit or eliminate net operating loss carryforwards and certain other tax attributes available to us.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through the date of the Merger. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes are subject to limitation. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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
10.1†*
Sixth Amendment of the License and Collaboration Agreement, effective as September 27, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.

10.2†*	Research Subaward Agreement, effective as of July 1, 2017, by and between Registrant and Yale University, as amended.
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.
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

Date: November 9, 2017

	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)