Form 10-K
period 2017-12-31
MIRAGEN THERAPEUTICS, INC.
filed 2018-03-15
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-K
____________________________________________
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-36483
 ____________________________________________
 MIRAGEN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	47-1187261 (I.R.S. Employer Identification No.)
6200 Lookout Road, Boulder, CO (Address of principal executive offices)	80301 (Zip Code)

 Registrant's telephone number, including area code: (720) 643-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None
 ____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 30, 2017 as reported on The Nasdaq Capital Market, was $122.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 12, 2018, there were 30,172,086 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIRAGEN THERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenue, projected expenses, prospects, plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report to “Miragen,” “company,” “we,” “us” and “our” or similar references refer to Miragen Therapeutics, Inc., and our consolidated subsidiaries.

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

•
We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Some of our product candidates have produced results only in early stage or pre-clinical settings, or for other indications than those for which we contemplate conducting development and seeking U.S. Food and Drug Administration, or FDA, approval for, and we cannot give any assurance that we will generate sufficient data for any of our product candidates to receive regulatory approval in our planned indications, which will be required before they can be commercialized

•	Regardless of clinical trial results, the FDA and other regulatory agencies may fail to approve our product candidates for marketing.

•
We may be unsuccessful in maintaining orphan-drug designation for our product candidates because even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.

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

•
We may not be able to develop or identify technology that can effectively deliver MRG-106, or cobomarsen, MRG-201, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of cobomarsen, MRG-201, and our other product candidates.

•	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Merger of Signal Genetics, Inc. and Miragen Therapeutics, Inc.

On February 13, 2017, we, then known as Signal Genetics, Inc., or Signal, completed our merger with Miragen Therapeutics, Inc., a then privately-held Delaware corporation, or Private Miragen. Pursuant to the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, by and among Signal, Private Miragen, and Signal Merger Sub, Inc., a wholly-owned subsidiary of Signal, or Merger Sub, Merger Sub merged with and into Private Miragen, with Private Miragen surviving as a wholly-owned subsidiary of Signal, or the Merger. Immediately, following the Merger, Private Miragen merged with and into us, with us as the surviving corporation, or the Short-Form Merger, and, together with the Merger, the Mergers. In connection with the Short-Form Merger, we changed our corporate name to “Miragen Therapeutics, Inc.” Our common stock, par value $0.01 per share, or our common stock, began trading on The Nasdaq Capital Market under the ticker symbol “MGEN” on February 14, 2017.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. A leader in microRNA therapeutics discovery and development, we have advanced two product candidates, cobomarsen, also known as MRG-106, and MRG-201, into clinical development. We are also developing MRG-110 under a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier.

Cobomarsen is an inhibitor of microRNA-155, or miR-155, which is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In our Phase 1 clinical trial of cobomarsen in cutaneous T-cell lymphoma, or CTCL, 90% of patients treated systemically demonstrated improvement in modified Severity Weighted Assessment Tool, or mSWAT, score, which is a measurement of the severity of skin disease over a patient’s entire body.

MRG-201 is a replacement for microRNA-29, or miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of MRG-201, we observed a statistically-significant reduction in fibroplasia, or scar tissue deposition, with no adverse effects on incisional wound healing when MRG-201 was given.

MRG-110 is an inhibitor of microRNA-92, or miR-92, a microRNA that is expressed in endothelial cells and has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. MRG-110 is being developed for use in various indications in which enhanced vascular density is expected to provide clinical benefit. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

In addition to these programs, we continue to develop a pipeline of wholly-owned preclinical product candidates. We believe that our preclinical product candidates offer the potential to treat a number of indications including oncology, visual pathologies, neurodegeneration, and hearing loss. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, and translational medicine allows us to identify and develop mircroRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of biomarkers that may predict clinical benefit and monitoring outcomes in early-stage clinical trials to help guide later clinical development.

The following table summarizes our most advanced programs:

Candidate / Target	Collaborator/ Internal	Disease Area	Pre-clinical	IND Enabling	Phase 1	Phase 2
Cobomarsen / miR-155 inhibitor	miRagen	Blood Cancers	Cutaneous T-cell Lymphoma			
			Adult T-Cell Lymphoma/Leukemia			
			Diffuse Large-B Cell Lymphoma			
			Chronic Lymphocytic Leukemia			
MRG-201 / miR-29 replacement	miRagen	Pathologic Fibrosis	Cutaneous Fibrosis			
			IPF[1]			
			Ocular[2]			
MRG-107 / miR-155 inhibitor	miRagen	Neurodegeneration	ALS[3]			
MRG-110 / miR-92 inhibitor	miRagen / SERVIER	Ischemia	Heart Failure			
			Incisional Complications			

1 Idiopathic Pulmonary Fibrosis
2 Ocular Fibrosis
3 Amyotrophic Lateral Sclerosis

Anticipated Milestones

Cobomarsen (blood cancers)

•	Presentation of additional Phase 1 CTCL data, including response rates from longer-term duration of treatment (1H 2018)

•	Phase 1 interim clinical data release in at least one potential expansion indication (2H 2018)

•	Initiation of a Phase 2 clinical trial in CTCL (2H 2018)

•	Presentation of Phase 2 CTCL clinical trial data (2H 2020)

MRG-201 (pathologic fibrosis)

•	Initiation of a Phase 2 clinical trial in cutaneous fibrosis (1H 2018)

•	Ocular fibrosis data release from preclinical models (1H 2018)

•	Preclinical safety and efficacy lung fibrosis data release (2H 2018)

•	Presentation of Phase 2 cutaneous fibrosis clinical trial data (2019)

MRG-110 (ischemic disease)

•	Initiation of two Phase 1 clinical trials (1H 2018)

Our Strategy

We seek to use our expertise and understanding of microRNA biology, oligonucleotide chemistry, and product development to create novel products that have the potential to transform the treatment of patients with serious diseases. The key components of our strategy are as follows:

•
Continue to develop cobomarsen for blood cancers. Cobomarsen is currently being developed in a Phase 1 clinical trial in multiple oncology indications. We intend to initiate a Phase 2 clinical trial for cobomarsen in patients with mycosis fungoides, or MF, the most common type of CTCL in the second half of 2018 using a 300 mg intravenous infusion, or IV infusion. This dosage and administration method demonstrated an 80% objective response rate in this cohort of five patients in the Phase 1 clinical trial. In addition to CTCL, we are also developing cobomarsen in three expansion indications where the disease process appears to correlate with an increase in miR-155 levels, the target of cobomarsen. These additional indications are adult T-cell leukemia/lymphoma, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia. We plan to release interim data during the second half of 2018 in at least one of these additional indications.

•
Continue to develop MRG-201 for pathological fibrosis. We intend to initiate a double blinded, randomized Phase 2 clinical trial to evaluate MRG-201 in subjects with a predisposition for keloid formation in the first half of 2018. In 2017, we announced results from the double-blind, placebo-controlled, single and multiple dose-escalation Phase 1 clinical trial evaluating MRG-201 in induced cutaneous fibrosis. In the trial, treatment with MRG-201 appeared to result in a reduction in fibroplasia, a histopathological marker of scar tissue deposition, while not adversely affecting wound healing. Additional indications to be studied for a miR-29 mimic could include fibrotic diseases of the lung and eye.

•
Utilize rare disease development pathways at the FDA and comparable programs at foreign regulatory agencies to accelerate progression to late-stage development and early approval. For our wholly-owned programs, we intend to focus on rare and genetic diseases where RNA modulation may produce clinical benefit, so that we can potentially take advantage of regulatory programs intended to expedite drug development. In March 2017, we announced that the FDA granted orphan-drug designation to cobomarsen, for the treatment of MF. Additionally, in May 2017, we announced that the European Commission granted orphan medicinal product designation to cobomarsen for the treatment of CTCL. We plan to apply for the regulatory programs for orphan drug designation, fast track, breakthrough therapy designation, and/or priority review when available to potentially reduce clinical trial expense and decrease time to commercialization.

•
Collaborate with other biotechnology and pharmaceutical companies to develop additional product candidates. We intend to seek out collaborations for the development of compounds in our pipeline for certain disease areas where the costs would exceed our resources or in other areas where we believe that leveraging a partner’s expertise or resources will allow us to accelerate development timelines. For example, we have a strategic collaboration with Servier to develop product candidates for the treatment of cardiovascular diseases.

•
Use our in-house research and translational expertise to further develop our product candidate pipeline. Our in-house research team investigates microRNAs that have been identified as potential therapeutic targets through internal efforts and academic collaborations. We then seek to establish evidence that modulation of the microRNAs’ activity may provide benefit in pathological conditions or diseases in which the microRNA is implicated. We believe that this internal research and expertise could provide a foundation to develop product candidates for the treatment of a variety of diseases.

•
Selectively build focused commercial capabilities and establish commercial collaborations to maximize the value of our pipeline. To date, we have retained all U.S. and Japanese rights to our product candidates in the strategic collaboration with Servier and global rights in all of our other programs. While we have not yet defined our sales, marketing, or product distribution strategy for cobomarsen, MRG-201, MRG-110, or any of our other product candidates, if approved, our commercial strategy may include the use of strategic alliances, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force to maximize the value of our pipeline.

Our Product Candidates

Cobomarsen

Cobomarsen is an inhibitor of miR-155. Data reported in the scientific literature identifies miR-155 as a cancer-causing microRNA, or oncomiR, with a role in the development of multiple blood cancers. Based on this literature, miR-155 is implicated in the expression of a number of validated cancer-related disease targets, including Bruton’s tyrosine kinase, or BTK, and nuclear factor kappa-light-chain-enhancer of activated B-cells, or NFĸB. In certain B-cell lymphomas, improvement of clinical outcomes has been associated with normalization of miR-155 levels, while poor prognosis, resistance to treatment, and recurrence of the disease are associated with elevated levels of miR-155. In addition to playing a role in B-cell malignancies, miR-155 is elevated in another group of malignant white blood cells, called T-cells, found in skin lesions of patients with MF. We screened a library of locked nucleic acid modified oligonucleotides and identified cobomarsen as having what we believed was the best potential efficacy and drug-like properties, including improved pharmacodynamics in human T-cell and B-cell lymphoma cell lines. We are conducting a Phase 1 clinical trial of cobomarsen in patients with MF, adult T-cell leukemia/lymphoma, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia. In 26 of 29 evaluable patients with MF, or 90%, cobomarsen treatment demonstrated improvement in mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body. Four of five MF patients, or 80%, who were treated with 300 mg IV infusion achieved a 50% or greater mSWAT reduction, which we believe represents an important beneficial clinical response. Based on these results and our meeting with the FDA, we anticipate initiating the Phase 2 clinical trial of cobomarsen via 300 mg IV infusion in 2018. We retain worldwide rights for cobomarsen.

Mycosis Fungoides

MF is the most common form of a type of blood cancer called CTCL. CTCL occurs when certain types of T-cells become cancerous. These malignant T-cells then form specific types of skin lesions. Although the skin is involved, the skin cells themselves are not cancerous. According to the National Institutes of Health, or NIH, MF usually occurs in adults over age 50, although the disease may occur at any age.

We believe the total population of patients with CTCL in the United States and Canada is approximately 30,000. The Lymphoma Research Foundation estimated the prevalence of MF to be 16,000-20,000 cases in the United States. According to the Leukemia and Lymphoma Society in a 2014 publication, approximately 70% to 80% of patients are diagnosed with early-stage MF that impacts only the skin. In these patients, the disease typically has a slow progression, but is accompanied by serious quality of life detriments such as severe itchiness, pain, and disfiguration. The five-year survival rate for newly diagnosed patients with CTCL is approximately 90%. As CTCL progresses, the cancer may involve the lymph nodes, blood, and internal organs. The five-year survival rate in later stage patients with CTCL (stages IIB, III, IV) is approximately 20-60% depending on the stage.

There are currently no curative therapies for CTCL, and concurrent and consecutive treatments, many with significant adverse effects, tend to be given until loss of response. Most drugs for CTCL have response rates between 30% and 40%, and response durations tend to be less than a year. We believe there is a need for new and improved therapies in CTCL to treat the disease and reduce symptoms, such as itchiness and painful skin lesions, and to prolong survival in patients with aggressive disease.

There is no universally accepted standard of care for treatment of MF. Treatment is dependent on stage of disease and responsiveness to previous therapy and is divided into skin-directed therapy and whole-body treatments. For certain patients with advanced disease, allogeneic stem cell transplantation may offer prolonged survival, but the five-year survival rate is approximately 50%.

In addition to CTCL, elevation of miR-155 has been associated with several other blood cancers and certain solid tumors. We believe there is a potential opportunity to develop a companion diagnostic that could detect and quantify levels of miR-155 in circulating blood or malignant cells. We believe this approach may then allow for the selection of patients with elevated miR-155 levels who may be more likely to benefit from cobomarsen treatment and allow the drug to be used selectively in multiple cancers, if approved. There are several types of cancer in which high levels of miR-155 have been observed, including subsets of diffuse large B-cell lymphoma, acute myeloid leukemia, certain virally-induced lymphomas such as HTLV-1 associated lymphoma and Burkitt’s lymphoma, Down Syndrome-associated acute lymphocytic leukemia, and other types of cancer. We are evaluating cobomarsen in additional types of lymphoma and leukemia in our Phase 1 clinical trial and intend to explore other potential applications for cobomarsen through additional clinical studies in other tumor types.

Cobomarsen Phase 1 Clinical Trial

Trial Design

We are conducting a multi-site, open-label, dose-ranging Phase 1 clinical trial of cobomarsen for the treatment of MF at 13 U.S.-based clinical sites. This clinical trial consists of two parts and is expected to enroll up to 50 patients with MF. Patients may be allowed to be on other medications or background therapies so long as they have had no change in treatment regimen for MF, including drug and dose, for more than four weeks prior to enrollment and, in the opinion of the investigator, the patient is currently clinically stable and is likely to remain clinically stable for a minimum of three months after screening.

The primary objectives of this clinical trial are safety and tolerability. Secondary objectives include pharmacokinetic assessments, including measurement of absorption and clearance of cobomarsen from the blood. Additionally, there are several exploratory measures to assess any changes in lesion severity before and after treatment, as well as pharmacodynamic and histology assessments. The clinical trial utilizes two validated measures of lesion severity: (i) Composite Assessment of Index Lesion Severity Score, or CAILS, which is a composite measure that assesses the severity of one or more lesions on a patient and (ii) mSWAT, which is an assessment tool that is used to analyze the disease severity over a patient’s entire body.

Part A of the clinical trial tested the effect of direct intratumoral injections of 75 mg of cobomarsen and enrolled six patients, five of whom completed dosing. One patient discontinued the trial due to baseline disease that exceeded trial entry criteria, which was discovered during the first week of the trial, and the decision was made to withdraw the patient. In four patients, saline placebo was injected into a separate skin lesion at the same time as cobomarsen treatment. After eight to 14 days of treatment, injections sites were biopsied in five patients and analyzed for drug concentration, molecular evidence of drug activity on target gene expression, and histological evidence of alterations in malignant cell numbers and other immune cell populations. Additionally, as an exploratory endpoint, CAILS scoring was used to assess clinical response.

Part B of the clinical trial is enrolling patients and is designed to assess whole-body administration of cobomarsen. The first group, or cohort, of patients in Part B started receiving doses of cobomarsen in August 2016. Cohorts were dosed by multiple routes of administration, including subcutaneous injection, or SC injection or IV infusion, and intravenous bolus injection, or IV bolus. Efficacy and tolerability were assessed at doses of 300 mg, 600 mg, and 900 mg for SC injection and IV infusion and at 300 mg for IV bolus. Patients received six doses in the first 26 days of the study, followed by weekly or bi-weekly doses. In addition to safety, tolerability, and pharmacokinetics, exploratory pharmacodynamic endpoints are being assessed and clinical scoring using CAILS and mSWAT is being performed.

Efficacy

All patients who received cobomarsen in Part A of the clinical trial demonstrated a beneficial clinical response. Intratumoral injection was observed to result in significant absorption into the systemic circulation. Exploratory assessment of clinical response to therapy was performed for both cobomarsen-treated and saline-treated lesions based on the change from baseline in the CAILS scores. In Part A, four of the five patients who completed dosing had their scores evaluated in the cobomarsen-treated lesions. In the fifth patient, CAILS scores were monitored in two untreated lesions, instead of the treated lesions. The treated lesions in the four patients showed a 50% or greater reduction in the baseline CAILS score, which was maintained to the end of study visit (either 28 days or 35 days after the first dose). A greater than 50% reduction was observed in one saline-injected lesion.

In Part A, examination of pre-treatment and post-treatment tumor biopsies of the same lesion injected with cobomarsen was conducted in five patients. After treatment, histology revealed fewer cancerous cells or a reduction in cancer cell density or depth in most patients.

In Part B of the clinical trial, efficacy was assessed at doses of 300 mg, 600 mg, and 900 mg for SC injection and IV infusion and at 300 mg for IV bolus. Durable partial responses were observed at all dose levels tested. Based on the mSWAT score, 26 of 29 patients (90%) showed improvements in mSWAT scores. These improvements were observed as early as 17 days after a patient’s first dose (the first post-treatment assessment), with the greatest improvement in mSWAT scores seen after one or more months of dosing. Additionally, all eight patients (100%) who achieved a 50% or greater reduction in mSWAT score and received more than two cycles of treatment maintained a durable response for greater than a four-month period. These patients were dosed either via SC injection or IV infusion at doses ranging from 300 mg to 900 mg. Cohorts that received 300 and 600 mg IV infusions had similar efficacy and tolerability profiles and provided the most consistent response rates based on skin mSWAT sores. Six of eight patients (75%) initially assigned to these cohorts achieved a 50% or greater mSWAT score reduction. The overall skin response in patients who received cobomarsen as monotherapy or cobomarsen with concurrent stable therapy were not significantly different. Reductions in the Skindex-29 total score that measures patients’ quality of life correlated to reductions in mSWAT score, suggesting cobomarsen may be improving patients’ quality of life as their skin disease improves.

Biomarker Analysis

Biomarkers were analyzed to assess the potential ability of cobomarsen to regulate the expression of gene pathways that are associated with elevated levels of miR-155 in MF. We identified a set of biomarkers based on cobomarsen activity in cell lines derived from MF patients. In Part A of the clinical trial, we assessed the expression of these biomarker genes in lesions before and after treatment with cobomarsen. Retrospective analysis of a subset of the genes from the cell line data indicated that cobomarsen treatment was correlated with the expression of some genes associated with cellular proliferation and potentially increased expression of some genes associated with cell death. The expression of these genes appears to correspond to the level of drug measured in the lesion biopsy. We also believe these data illustrate the potential of our approach to identify molecular biomarkers that translate from preclinical studies to predict product candidate activity in clinical trials.

Safety, Pharmacokinetics, and Pharmacodynamics

Cobomarsen has been generally well tolerated at all dose levels and routes of administration tested as of January 25, 2018, with multiple patients receiving more than a year of therapy (over 40 grams cumulative dose) and no serious adverse events, or AEs, attributed to cobomarsen. The maximally tolerated dose level has not been determined.

Six patients in Part A were administered cobomarsen intratumorally, with up to five 75 mg doses of cobomarsen administered to the same tumor over a period of up to two weeks. Four of these patients were simultaneously treated in a second lesion with a saline placebo solution. All patients who received cobomarsen generally tolerated the administrations well with only minimal redness of the skin at the site of injection noted in one patient. One patient was discontinued from the trial after receiving three doses of cobomarsen due to rapid progression of disease, which began shortly before the initiation of dosing and was considered unrelated to cobomarsen. The remaining five patients have completed the dosing and follow-up periods. AEs for these patients noted by the treating physician as possibly or definitely related to cobomarsen, included redness of the skin, pain, burning or tingling at the injection site, skin inflammation, and a hand sore. All possibly- or definitely-related AEs were judged as mild or moderate in severity. Abnormal lab values possibly related to use of cobomarsen were observed in two patients and included moderate neutropenia and prolonged partial thromboplastin time, both of which resolved while continuing cobomarsen.

In Part B of the clinical trial, as of January 25, 2018, 29 patients have been on study for up to approximately 16 months. Patients’ disease stages ranged from Stage 1A to Stage IIIB. The median baseline mSWAT score was 45 (range 2 to 180). All dose levels were generally well tolerated. The most common related AEs observed in ≥ 15% of subjects were: fatigue, neutropenia, lymphopenia, and injection site pain. Most of the AEs were transient, of mild to moderate severity, and had resolved during the course of dosing. Subcutaneous administration of large volumes (≥ 600 mg dose levels) correlated with higher incidence of injection site reactions. Two AEs were deemed dose-limiting toxicities in two patients during their initial cycle: Grade 3 worsening itchiness (900 mg SC injection cohort), which recurred when the patient was dosed again at a lower dose level (300 mg IV infusion) and Grade 3 tumor flare (300 mg IV bolus cohort). These two patients experienced additional

Grade 3/4 AEs, including decreased lymphocytes, neutrophils and white blood cell counts, hyperuricaemia, rash, itchiness, and/or hypertension during the presumed disease flares. The only other Grade 3/4 AE reported in the trial that was possibly- or definitely-related to the administration of cobomarsen was neutropenia in a patient (300 mg IV infusion cohort) who was on concomitant bexarotene. This patient’s neutropenia had resolved before the end of the dosing period.

In Part A of the clinical trial, high levels of cobomarsen (48-204 µg per gram of tissue) were detected in injected tumors 24 hours after the last dose. We also observed accumulation of cobomarsen in a lesion distant from the site of injection at low levels (4 µg per gram of tissue). Analysis of injected tumors also indicated an increased expression of several direct targets of miR-155, suggesting that the drug may be inhibiting its intended molecular target. A similar pattern of gene regulation was observed in a lesion not directly injected with drug that had 4 µg cobomarsen per gram of tissue, suggesting the minimum effective dose level in skin lesions may be near this level. Cobomarsen was measured in skin biopsies collected from systemically-treated patients in Part B. Levels measured showed a mean of 12 µg per gram of tissue. Similar patterns of cobomarsen target-gene expression changes were observed in patient biopsies after systemic dosing as were seen in the Part A lesions.

Data from clinical trial patients injected with cobomarsen indicate that the route of administration may affect the maximum plasma concentration, or Cmax, and the time required to reach that concentration, or Tmax, in the systemic circulation (approximately 10 minutes to one hour for intratumoral dosing, three to six hours for SC injection, two hours for IV infusion, and five minutes for IV bolus administration). However, dose-normalized systemic exposure (drug exposure/dose given) for all doses and routes of administration were similar, demonstrating good dose proportionality. The dose-normalized systemic exposure for the 300 mg IV bolus cohort indicated proportionally increased systemic exposure as compared to the other routes. Mean Cmax values after the first 300 mg IV bolus injection were approximately six times the mean Cmax observed for the 300 mg 2-hour IV infusion cohort. Plasma samples, evaluated for cobomarsen that were taken before weekly dosing, indicate that consistent plasma concentrations appear to be reached after approximately 12-16 weeks of weekly dosing, suggesting a half-life of approximately 2.5 to 3 weeks.

Expansion Indications

We are currently evaluating a 600 mg IV infusion of cobomarsen in our Phase 1 clinical trial in additional oncology indications in which the disease process appears to be related to abnormally high miR-155 levels, including chronic lymphocytic leukemia, diffuse large B-cell lymphoma, and adult T-cell leukemia/lymphoma. In the second half of 2018, we anticipate reporting interim safety and efficacy data for cobomarsen in at least one of these expansion indications.

Cobomarsen Phase 2 Clinical Trial

Based on the results of our Phase 1 clinical trial, we plan to initiate a Phase 2 clinical trial for cobomarsen in patients with MF. We met with the FDA in January 2018 to discuss our trial design, and we anticipate that our Phase 2 clinical trial, called SOLAR, will employ an open-label, parallel-group, randomized design to evaluate the safety and efficacy of 300 mg of cobomarsen given by IV infusion, versus an active control. The SOLAR clinical trial is intended to enroll patients with moderate to severe MF (stages Ib-III). The primary endpoint is planned to be a comparison of the numbers of responders in each treatment group with response defined as a 50% or greater improvement in the patient’s mSWAT score maintained for at least four consecutive months, or ORR4, with no evidence of disease progression in the blood, lymph nodes, or viscera. Secondary endpoints are planned to include progression-free survival and patient-reported outcomes measuring improvements in quality of life and in symptoms, such as pain and itching. We anticipate enrollment to be approximately 65 patients per treatment group. Based on the discussions with the FDA, we believe that a successful outcome for the primary endpoint of this Phase 2 clinical trial may allow us to apply for accelerated approval of cobomarsen in the U.S.

MRG-201

MRG-201 is a replacement for, or mimic of, miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. MRG-201 is intended to increase miR-29-like activity in the setting of fibrotic conditions. miR-29 is believed to negatively regulate the expression of collagen and other proteins that are involved in fibrous scar formation and may be a regulator of extracellular matrix production. As such, we believe that increasing miR-29 to normal levels could be beneficial in the treatment of several pathological fibrotic conditions.

In 2017, we announced the data from a single-center, Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial for MRG-201 that enrolled 54 healthy volunteers. In the trial, we observed mechanistic proof-of-concept for MRG-201, based on a statistically-significant reduction in fibroplasia, or scar tissue deposition, with no adverse effects on incisional wound healing when MRG-201 was given. We plan to initiate a double-blinded, randomized Phase 2 clinical trial to evaluate MRG-201 in subjects with a predisposition for keloid formation in the first half of 2018. Keloids are a common condition that is disfiguring and can be painful, itchy, and emotionally troubling to those that experience them. They are typically smooth, hard, benign growths that form when scar tissue grows excessively. We retain worldwide rights for MRG-201.

We believe that the miR-29 family of miRNAs is consistently present at abnormally low levels during fibrotic disease progression. We initially discovered the role of miR-29 in pathological cardiac fibrosis. Since this initial discovery, miR-29 has been implicated in pathological fibrosis in multiple organs including the skin, eye, lung, liver, tendon, and kidney. miR-29 is understood by the scientific community to play a role in the regulation of certain processes that contribute to fibrosis, including the initiation and maintenance of fibrosis through transforming growth factor beta, or TGF-ß, signaling and the deposition of the components that make up fibrotic tissue, including collagen and extracellular matrix, or ECM, proteins. Furthermore, both fibrotic ECM and TGF-ß are believed to down-regulate miR-29 levels, leading to continuously increased TGF-ß expression and uncontrolled ECM production. miR-29 levels are abnormally low in multiple fibrotic indications, and lower levels of miR-29 are correlated with increased severity of fibrosis. Although various fibrotic indications are potentially distinct, they share a number of features, including the activation of the cells that initiate the deposition of fibrotic tissue or fibroblast activation, excessive deposition of collagen and other fibrosis-associated pathways, and resulting organ dysfunction. We believe the functions and biomarkers regulated by miR-29 might be shared among multiple fibrotic indications and that increasing miR-29-like activity may provide potential benefit in any of these.

To demonstrate mechanistic proof-of-concept and as a potential initial indication, we initially focused on skin fibrosis. However, we believe data derived from skin fibrosis trials may facilitate development of a product candidate intended for the treatment of patients who suffer from Idiopathic Pulmonary Fibrosis, or IPF, ocular fibrosis, tendon fibrosis, and other major organ pathological fibrosis. We anticipate releasing preclinical in vivo data from studies in ocular and lung fibrosis this year and expect data from these studies to inform our future clinical development strategies in these expansion indications.

Pathological Fibrosis

Fibrosis describes the development of fibrous connective tissue as a response to injury or damage. Fibrosis may refer to the deposition of connective tissue that occurs as part of normal healing or to the excess tissue deposition that occurs as a disease process. When fibrosis occurs in response to injury, the term “scarring” is used. Pathological fibrosis can occur in many tissues of the body, either as a primary event or as a result of inflammation or damage. In every case, regardless of the trigger, collagen build up occurs, which can result in scarring of vital organs such as the skin, lung, liver, eye, kidney, tendon, and heart, leading to irreparable damage and eventual organ failure. In addition, fibrosis prevents the normal healing of the organs and further perpetuates the fibrotic process. We believe there is a significant need for additional clinical therapeutic approaches to treating pathological fibrosis.

Below is a description of several types of pathological fibrosis for which we may seek to develop a product candidate based on a replacement for miR-29:

Type of Pathological Fibrosis	Description
Skin Fibrosis	•	Scarring is a result of an over production of collagen in a healing wound. Scarring may continue to thicken for up to six months or may overgrow the site of the wound, even after the wound has healed.
	•	Hypertrophic scars and keloids are abnormal wound responses and represent an excessive connective tissue response to skin trauma, inflammation, surgery, or burns.
•
Hypertrophic scars and keloids are characterized by local fibroblast proliferation and overproduction of collagen. Both hypertrophic scars and keloids are diseases that tend to be painful and itchy, restrict mobility, and are resistant to treatment.

Pulmonary Fibrosis	•
Pulmonary fibrosis, also known as lung fibrosis, is caused by accumulation of scar tissues surrounding the air sacs (interstitial space) in the lung. As a result, the lung tissue becomes stiff and loses the ability to expand. The scar tissue also prevents normal transport of oxygen. The result is a progressive respiratory failure, with symptoms that include persistent cough, chest pain, difficulty breathing and fatigue. Pulmonary fibrosis leads to cardiac failure and death. Pulmonary fibrosis may occur as a secondary condition in various other diseases, but in many cases the underlying cause is not clear and is referred to as IPF.

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
•
Eye fibrosis diseases include retinal fibrosis such as diabetic retinopathy and proliferative vitreoretinopathy, corneal fibrosis, glaucoma trabeculectomy, age-related macular degeneration, and Fuch’s endothelial corneal dystrophy.

MRG-201 Phase 1 Clinical Trial

Trial Design

We conducted a single-center Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial of MRG-201. In addition to safety, kinetics, and tolerability, MRG-201 was studied to determine if it can limit the formation of fibrous scar tissue. This four-part clinical trial enrolled 54 healthy volunteers in which:

•	Part A studied the expression of biomarker genes in skin at different time points following an incision and was performed without MRG-201 administration;

•	Part B studied a single ascending dose of 0.5 to 14 mg of MRG-201 in intact skin;

•	Part C studied a single ascending dose of 4, 7, or 14 mg of MRG-201 administered around skin incisions; and

•	Part D studied multiple ascending doses of MRG-201 ranging from 4 mg to 14 mg administered around skin incisions.

The primary objectives in this clinical trial were safety and tolerability of MRG-201 injected into the skin via intradermal injections. A secondary objective was to characterize local skin and systemic exposure to MRG-201 following intradermal injection. Exploratory endpoints included the pharmacodynamic effects of MRG-201 on the expression of miR-29 gene targets in skin wound biopsies and to evaluate changes in histology from skin wounds treated with MRG-201.

Safety and Pharmacokinetics

The clinical trial enrolled 54 volunteers, 47 of whom were administered MRG-201 and seven of whom were incised without receiving a dose of MRG-201.

Nineteen volunteers in Part B received a single dose of 0.5 mg, 1 mg, 2 mg, 4 mg, 7 mg, or 14 mg of MRG-201 in un-incised skin. In these volunteers, MRG-201 was generally well tolerated. Three incidents of injection site reactions were reported, which were generally moderate. Additional adverse events of mild severity were reported as possibly related to receiving MRG-201 and included redness of the skin, a tingling sensation and sensations of warmth at a patient’s injection site, and sensations of warmth on a patient’s limbs and back, all of which resolved within 24 hours, as well as fatigue, which resolved in less than a week.

Nine volunteers in Part C received a single dose of either 4 mg, 7 mg, or 14 mg of MRG-201 around an incision (three volunteers per dose level). In these volunteers, MRG-201 was generally well tolerated at all dose levels evaluated. One incident of injection site reaction was reported, which was moderate and resolved within approximately 48 hours.

Nine volunteers in the dose-escalation portion of Part D received six total doses each of 4 mg, 7 mg, or 14 mg of MRG-201 around an incision. In these volunteers, MRG-201 was generally well tolerated at all dose levels evaluated. There were two injection site reactions of moderate severity reported. Five adverse events of mild severity reported by the treating physician as possibly or definitely related to MRG-201 included itching or pain at the injection site, fatigue, headache, and microscopic hematuria (blood in the urine), which had all resolved by the end of the study.

An additional 10 volunteers were enrolled in Part D to understand drug diffusion. Volunteers received six total doses each of 14 mg of MRG-201 at one end of a 4 cm incision. The other end of the incision was untreated. Both ends of the incision were biopsied to measure the potential for diffusion and pharmacodynamic activity of MRG-201 away from the site of injection. In these volunteers, MRG-201 was generally well tolerated at all dose levels evaluated. One volunteer had an injection site reaction of mild severity and one had an injection site reaction of moderate severity. Three adverse events of mild severity reported by the treating physician as possibly related to MRG-201 included chills, weakness, and localized edema and itchiness around a patient’s injection site.

Systemic exposure of MRG-201 was minimal and pharmacokinetic analysis was limited as the level of drug in the blood was often lower than the assay could detect. The high number of samples that were unmeasurable was due to the low dose concentrations used (maximum deliverable dose of 14 mg/dose) and the presumed metabolism/degradation of the parent drug into undetectable metabolites. Overall, Tmax ranged from 0.25 to 6.2 hours with more variable data from cohorts dosed into incised skin, as compared to intact skin. There were no significant findings in any study part when assessing dose proportionality or when assessing accumulation of MRG-201 in multiple dose cohorts, although statistical assessments were confounded by the small number of observations and inter-subject variability of the bioanalytical data. Biodistribution testing of skin tissue biopsies showed low levels of full-length drug at 24 hours after dosing, with diffusion of drug into adjacent, un-injected skin at least one cm away from the site of injection.

Biomarker Analysis and Histopathology

In Part A of the clinical trial in which volunteers were incised without receiving any MRG-201 or placebo, molecular analysis confirmed that miR-29 expression decreased in incised skin compared to un-incised skin, as expected for fibrosis. In addition, gene expression of miR-29/MRG-201 biomarkers, including collagens and fibrosis-related genes, was increased approximately two-to-20-fold in incised skin and was correlated with the decrease in miR-29 expression. The magnitude of the change in the expression of miR-29 and the biomarker genes was approximately 30-85% greater 16 days after administration than it was nine days after administration, indicating a time-dependent effect on gene expression. We believe these data indicate the role of miR-29 in potentially regulating the biological pathways implicated in fibrosis in human skin.

In Part C of the clinical trial, biomarkers were analyzed to assess the ability of MRG-201 to regulate the expression of genes that are associated with reduced miR-29 expression in human skin. We identified a set of biomarkers based on MRG-201 activity in preclinical models of skin fibrosis, including mouse, rat, and rabbit skin in vivo, as well as human skin fibroblasts in vitro. The biomarker panel consists of direct targets for miR-29 and downstream genes we believe are indicative of an impact on miR-29 expression in wound healing and fibrosis, particularly collagens and other genes important in fibrosis. We assessed the expression of these biomarkers in healthy subject’s biopsies taken from the site of the incision 24 hours after a single MRG-201 dose compared to saline-treated lesions. Analysis of the biomarker data indicated that MRG-201 decreased expression of collagens and fibrosis-associated genes, consistent with the role we believe miR-29 plays in regulating these fibrosis-related genes. The change in expression of collagens and fibrosis-related genes appeared to be correlated with the amount of MRG-201 administered. We believe these data demonstrate an effect of MRG-201 on fibrosis-associated genes and provide an indication that MRG-201 has the potential to reduce fibrosis and scar formation in human skin. We also believe these data highlight the potential of our approach to identify molecular biomarkers that translate from preclinical studies to assessing the activity of MRG-201 in human clinical trials.

In Part D of the clinical trial, three cohorts of three volunteers each received six total doses of 4 mg, 7 mg, or 14 mg of MRG-201 and have completed dosing and the follow-up process, and a final cohort of 10 volunteers was dosed at the 14 mg dose level. MRG-201 administration did not appear to adversely affect wound healing in any cohort evaluated. Based on biomarker analysis, the collagen and fibrosis-related genes were decreased in the majority of drug-treated incisions compared to the saline control. Additionally, histological analysis indicated that incisions treated with multiple administrations of MRG-201 showed a statistically significant reduction in the area and depth of fibroplasia, a marker of fibrosis or scar formation. Furthermore, we observed that the magnitude of fibroplasia prevention corresponded to the magnitude of biomarker regulation. Multiple administrations of MRG-201, administered either starting on Day 1 or on Day 4, appeared to result in pharmacodynamic biomarker regulation (e.g. repression of collagen expression) and repression of fibroplasia at both the site of dosing and in at least half of subjects, at a distal site at least 1 cm from the site of injection. We believe these data may suggest that MRG-201 has the potential to reduce fibrosis and scar formation in human skin. The collagens and extracellular matrix genes regulated by MRG-201 in human skin have also been implicated in pulmonary fibrosis, including IPF. We believe the molecular and histological data for MRG-201 in human skin support additional development of a miR-29 mimic for IPF and additional fibrotic indications.

MRG-201 Preclinical Activities

Correlation of Biological Pathways Between Skin Fibrosis and Other Major Organ Fibrosis

The biomarkers that we believe are regulated by MRG-201 in human skin represent biological pathways that are associated with skin fibrosis but are also fundamental processes involved in pathologic fibrosis in general. Increased expression of collagens and additional fibrosis-associated genes that we believe are down-regulated by MRG-201 have been associated with multiple fibrotic indications, including scleroderma, keloids, hypertrophic scarring, IPF, systemic sclerosis, pulmonary fibrosis, fibrosis of the eye (retinal and corneal fibrosis), kidney fibrosis, tendon fibrosis, and cardiac fibrosis. We believe that the documented ability of MRG-201 to reduce the expression of these fibrosis-associated biomarkers in human skin suggests that a miR-29 mimic could also provide anti-fibrotic activity in multiple fibrotic indications.

Work done by us, as well as published data, indicate that a set of biomarkers showing increased expression in response to incision-induced fibrosis in human skin also show increased expression in multiple fibrotic indications including pulmonary fibrosis.

Delivery of miR-29 Mimic to the Lung

Together with Yale University and Lovelace Respiratory Research Institute, we were awarded a Centers for Advanced Diagnostics and Experimental Therapeutics in Lung Disease Stage II Grant from the NIH in 2014. The objective of the grant is to develop miR-29 mimicry as an efficient and personalized anti-fibrotic therapy. The collaboration is currently in year four of the five-year grant. During the first three years of the grant, the group used preclinical models to compare intravenous and aerosolized delivery routes for the amount of miR-29 mimic that enters circulation, distribution, pharmacokinetics, pharmacodynamics, and efficacy. Recent studies have been focused on dose-schedule optimization of inhaled delivery, as well as good manufacturing practice, or GMP, manufacture of the product candidate. In one of its laboratories, Yale University also established a blood assay for miR-29 detection in IPF patients. During years four and five of the grant, we plan to perform potential IND-enabling activities including additional development of an aerosolized formulation, dose-range finding studies in multiple species, and initiation of good laboratory practice, or GLP, toxicology studies. In addition, the collaboration plans to further develop its blood miR-29 diagnostic and assess correlations to tissue and lung cells collected through a procedure called bronchoalveolar lavage.

Delivery of miR-29 Mimic to the Eye

We are exploring miR-29 replacement as a therapeutic for ocular indications including ocular fibrosis. RNA-based therapeutics can be administered to the eye via eye drops for diseases affecting the front of the eye (e.g., the cornea and anterior chamber), and via injection into the eye for diseases affecting the back of the eye. Both routes of administration have been established to be generally well-tolerated for oligonucleotide therapeutics. We believe that the direct application of our microRNA therapeutic candidate into the posterior compartment of the eye may have the advantage of a greater than one-week duration of effect, as the posterior chamber of the eye is a closed compartment and is devoid of the usual clearance mechanisms present in the rest of the body. Historically, this mode of drug delivery has allowed infrequent dosing and also provided the advantage of reduced systemic exposure. Preliminary preclinical studies investigated delivery of MRG-201 via topical drops for corneal administration or direct injection into the eye for retinal administration. Both routes of administration were observed to produce functional uptake of MRG-201 into the target cells as evidenced by decreased expression of collagens and extracellular matrix genes. Topical administration of MRG-201 appeared to reduce fibrosis and enhanced healing in a preclinical model of corneal injury.

Delivery of miR-29 Mimic to the Liver

miR-29 family members are expressed at less than normal levels in preclinical models of liver fibrosis as well as in biopsies from human fibrotic livers. Delivery of miR-29 to liver cells using adeno-associated virus, or AAV, has been shown to reverse liver fibrosis induced by carbon tetrachloride in a rodent model. We are currently assessing liver delivery of several miR-29 replacements with varying conjugates. Initial data from such assessments have shown liver delivery in rodent models. We have studied multiple compounds in efficacy studies in rodents with the AAV-delivered miR-29 in a carbon tetrachloride model of liver fibrosis. These preclinical studies to date have guided potential future efforts to identify a lead compound intended for the treatment of liver fibrosis.

MRG-110

The primary product candidate under our amended Servier Collaboration Agreement is MRG-110 (or S95010 per Servier). MRG-110 is a locked nucleic acid modified oligonucleotide that appears to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. MRG-110 is an inhibitor of miR-92a, a microRNA that is expressed in endothelial cells and has been shown to be integral in the direct control of new blood vessel growth in response to injury or tissue compromise as well as in the biology of tissue healing. The compound is being developed for potential use in various indications in which enhanced vascular density is expected to provide clinical benefit. Several preclinical studies indicated that tissue expression of miR-92a is increased in cardiovascular diseases. miR-92a was elevated in heart samples after myocardial infarction in multiple preclinical models, as well as in atherosclerotic lesions and neointima samples.

In preclinical testing, the inhibition of miR-92a by MRG-110 resulted in improved cardiac function following myocardial infarction in multiple species, with stimulatory effects on neovascularization. Improvements in neovascularization as well as accelerated healing rates were observed in models of acute excisional cutaneous wounds, as well as chronic non-healing cutaneous wounds. Initially, the collaboration intends to study MRG-110 for the treatment of chronic heart failure and in the healing of acute as well as chronic cutaneous wounds; however, other indications may be pursued later.

In the first half of 2018, Servier plans to initiate a Phase 1 clinical trial for MRG-110 evaluating the safety and tolerability of MRG-110 in a systemic dosing protocol intended to support further clinical studies for the potential treatment of heart failure. The Phase 1 clinical trial is planned to enroll 49 male subjects aged 18 to 45, and the trial results will be analyzed for biomarkers that may provide mechanistic proof-of-concept and support further potential clinical trials of MRG-110 in the treatment of cardiovascular disease and certain other conditions where vascular flow is compromised. We believe there is a significant need for medical advances in the treatment of heart failure, as over one third of the adult U.S. population suffers from at least one form of cardiovascular disease.

Also in the first half of 2018, we plan to initiate a separate Phase 1 clinical trial assessing the safety and tolerability of MRG-110 after intradermal administration in healthy volunteers. This clinical trial will include several exploratory endpoints that are intended to provide mechanistic proof-of-concept and biomarker validation to support potential use in patients at high risk for complications after surgical incisions or chronic wounds. The intradermal administration clinical trial is intended to support additional clinical studies in other diseases, including dermatologic applications, where increased vascularity may result in better healing and better outcomes. Under the Servier Collaboration Agreement, we granted Servier exclusive licenses to commercialize MRG-110 and one additional to be named product candidate in the field of cardiovascular disease in all countries except the United States and Japan. We retain all rights to these programs in the United States and Japan.

Chronic Heart Failure Physiopathology

The imbalance between oxygen demand and supply of cardiomyocytes plays an important role in the pathophysiology of heart failure. Chronic Heart Failure, or CHF, is associated with a decrease of myocardial blood flow that begins at the early stages of the heart failure. A preserved coronary microcirculation is able to increase blood flow in case of increased demand. In CHF, this Coronary Flow Reserve was shown to be reduced secondary to capillary dysfunction and rarefaction limiting oxygen supply to cardiomyocytes. Analysis of heart tissue from patients suffering CHF revealed a reduction of coronary microvascular density, or MVD. Sixty percent of cases of CHF patients with reduced ejection fraction, or HFrEF, have an ischemic origin. Progressive loss of cardiomyocytes and increase in fibrosis decrease capillary density. Compensatory elongation and hypertrophy of remaining cardiomyocytes further increase capillary length and inter-capillary distance reducing oxygenation.

CHF is one of the leading causes of mortality and morbidity in the world. The prognosis remains poor with 45-60% mortality five years after diagnosis. Quality of life in patients is impaired, from mild to severe limitations in daily life. To date, standard of care treatment slows down the progression of disease by inhibiting the neuro-hormonal activation and reducing vascular bed congestion. Coronary revascularization, with percutaneous coronary intervention, or PCI, or coronary arterial bypass grafting, or CABG, have been chosen to improve patient prognosis when the obstruction is located in the epicardial coronaries but is generally of no benefit in cases when the flow is limited downstream in the microcirculatory network. We believe that new reparative/regenerative solutions are needed for improving patient cardiac function that could consequently make a difference in daily quality of life with a further reduction in morbidity and mortality. The restoration of the microcirculation appears to be a potentially innovative therapeutic way to improve cardiac function.

In preclinical data, MRG-110 was observed to reduce infarct size in both rat and pig models of acute myocardial infarction, leading to an improved cardiac function. The cardioprotective effects were correlated with reduced cell death, reduced inflammation, and improved neovascularization of the affected myocardium. Similar effects were also observed in pig hibernating myocardium, a model of chronic ischemia, thought to be more representative of human cardiomyopathies.

Cutaneous wounds

In preclinical studies, we recently observed MRG-110 improving wound healing in normal, healthy farm pigs. In induced excisional wounds in healthy, normal farm pigs, MRG-110 appeared to result in increased perfusion, measured by laser Doppler imaging on Day 14, and more rapid wound closure compared to wounds in control animals treated similarly with vehicle control or standard of care, or SOC. Within the dermal portion of the wound bed, there was a dose dependent increase in granulation tissue and in vascularization on Day 49, 5 weeks after the last dose, in the wounds treated with MRG-110 compared with SOC-treated wounds. We believe the effects on wound healing in mice and pigs support further evaluation of MRG-110 for its potential to accelerate revascularization and granulation tissue formation, and ultimately wound closure in acute settings such as laparotomy or sternotomy incisions in patients with high risk of poor wound closure and incisional hernia.

Other Preclinical Programs

In 2016, we were awarded a milestone-driven grant by The ALS Association of up to $0.4 million to advance the development of MRG-107. MRG-107 is an inhibitor of miR-155 intended to be developed for the treatment of amyotrophic lateral sclerosis, or ALS. We are exploring miR-155 inhibition as a potential treatment to reduce neuronal degeneration in ALS and other neurodegenerative indications, including spinal cord injury. In preclinical studies of acute spinal cord injury, miR-155 inhibition appeared to: reduce tissue damage, reduce neuron degeneration, decrease fibrosis, increase axonal growth, and result in improved mobility and autonomic function.

We are also evaluating and developing additional microRNA-targeted, preclinical product candidates in a variety of disease indications where an abnormal level of one or more microRNAs has been implicated in disease pathology. Our inhibitor programs, including these product candidates, were created using the locked nucleic acid technology that we exclusively licensed from Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC, which was acquired by F. Hoffmann-La Roche Ltd, or Roche, in 2014 and subsequently changed its name to RICC, on a target-by-target basis. We believe combining this technology with our internal expertise may allow us to create unique product candidates that possess desirable drug-like properties capable of entering diseased cells without the need for additional delivery technologies. We have a broad patent portfolio intended to protect these product candidates.

Background on microRNAs

microRNAs are transcribed from the genome and unlike messenger RNA, or mRNA, they do not encode proteins. microRNAs function by preventing the translation of mRNAs into proteins and/or by triggering degradation of these mRNAs. Studies have shown that microRNA gene regulation is often not a decisive on and off switch but a subtle function that fine-tunes cellular phenotypes that becomes more pronounced during stress or disease conditions. microRNAs were first discovered in 1993 and have since been found in nearly every biological system examined since that time. They are highly conserved across species, demonstrating their importance to biological functions and cellular processes. According to the Sanger Institute, over 1,000 microRNAs have been identified in humans.

A body of evidence has shown that inappropriate levels of particular microRNAs are directly linked to a range of serious diseases, many of which are poorly served by existing therapies. microRNAs can affect the balance of protein expression and serve as “command and control” nodes that directly coordinate multiple critical systems simultaneously. This effect on systems biology is a naturally occurring homeostatic process that becomes disrupted in certain disease states. As a result, developing

microRNA-based therapeutics is fundamentally different from the single-protein, single-target approach that is the foundation of traditional small and large molecule drugs.

Our Approach to Drug Discovery and Development

Our research and development strategy is designed to accelerate timelines and reduce development risk. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established mechanistic proof-of-concept, consisting of pharmacokinetics, pharmacodynamics, safety, and manufacturability of the product candidate in preclinical studies. Programs that progress into human trials are designed to be accompanied by a validated set of pharmacodynamic biomarkers that allow us to verify the mechanism of drug action in humans and to potentially stratify and enrich the study population. Through this approach, we seek to reduce the risk of our programs by quantifying target engagement and identifying the likely efficacious dose prior to progression to Phase 2 clinical trials.

Discovery

Although there are over 1,000 identified human microRNAs, not all of them have been shown to be causal in disease. Our approach to drug discovery and development begins with the identification of potentially pathological microRNAs.

We apply three general approaches to the identification of potentially pathological, or disease-causing, microRNAs: (i) profiling of microRNA expression in diseased tissue versus normal tissue to identify microRNAs that are found at abnormally high or low levels; (ii) identification of microRNAs that are located within genes (typically in non-protein coding segments) of validated disease-relevant genes and thus simultaneously expressed with the disease associated gene; and (iii) evaluation of microRNAs that are predicted to directly modulate the expression of specific, disease-relevant genes.

We believe that the microRNA inhibitor candidates face lower delivery hurdles compared to microRNA mimics and have better drug-like properties in regard to affinity to their targets, stability, drug distribution, and pharmacodynamics. To improve their therapeutic potential, we chemically modify these compounds with changes such as locked nucleic acid (known as LNA) substitution of the ribose sugar in many of the nucleosides and deoxyribonucleoside (known as DNA).

In conditions where a deficit in microRNA expression has been identified as disease causing, microRNA replacements, which are modified, double-stranded RNA structures that are recognized by the RNA-induced silencing complex, or RISC, can serve as chemically-synthesized replacements for microRNAs.

Historically, the delivery of double stranded RNAs, such as microRNA replacements, has been a significant hurdle to overcome for drug development because these molecules are very rapidly degraded and because uptake into cells can be inefficient. Our delivery approach for double-stranded microRNA replacements is to append a conjugate to the molecule to enhance cellular uptake. The selection of the conjugate is dependent upon the intended therapeutic use. We have deployed hydrophobic conjugates, such as cholesterol, that are able to improve pharmacokinetics and allow for enhanced cellular uptake. We are also exploring a range of conjugates that help in targeting specific tissues and cells. Our strategy with microRNA replacements has centered on opportunities for efficient delivery of the molecules with an emphasis on local and topical applications, such as injections in the skin, eye, or lung. For organs where topical or local applications are not feasible, such as the liver, we have employed conjugates that have demonstrated successful delivery after systemic administration.

Development

Our approach to translational medicine is focused on rapidly testing the molecular hypothesis in human cell lines and animal models to demonstrate safety and measure pharmacokinetics and pharmacodynamics, and finally designing and conducting small, efficient, and targeted human Phase 1 clinical trials. We typically select an initial indication that is genetically defined or is a rare disease where abnormal levels of a microRNA have been implicated. These early-stage Phase 1 clinical trials are designed to test the mechanistic relevance and develop mechanistic proof-of-concept in humans in a setting that provides the opportunity to develop a biomarker toolkit for a mechanism of action that we believe has broader disease relevance.

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

For some diseases, we believe that local administration allows us to achieve a variety of concentrations of drug at the site of action and facilitates the development of dose / response relationships. We believe understanding the dose necessary to show target engagement, while concomitant surrogate marker alterations provide the basis for which a systemic dose can be defined that will be necessary to potentially achieve a therapeutic effect.

Exploratory endpoints can provide us with verification of the pharmacodynamic effects of the drug based on biomarker readouts and morphological alterations. This translational strategy allows us to answer many questions about the drug target pair and provides improved confidence that the molecular basis of drug action is relevant in humans. Having built confidence in the drug mechanism and demonstrated an acceptable safety profile, later-stage clinical trials will be designed to establish appropriate dose and therapeutic efficacy.

Our Strategic Collaborations and License Agreements

Strategic Alliance and Collaboration with Servier

In October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, or the Servier Collaboration Agreement. Under the Servier Collaboration Agreement, as amended, we granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In 2017, the Servier Collaboration Agreement was amended to remove all existing targets, add one new target (microRNA-92), and grant Servier with the right to add one additional target through September 2019. Under the terms of the amended agreement, the term of the research collaboration under the Servier Collaboration Agreement has been extended through September 2019.

Servier’s rights to each of the targets are limited to therapeutics in the field of cardiovascular disease, as defined, and in Servier’s territory, which is worldwide except for the United States and Japan. We retain all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan.

We are eligible to receive development milestone payments of €5.8 million to €13.8 million ($6.9 million to $16.5 million as of December 31, 2017) and regulatory milestone payments of €10.0 million to €40.0 million ($12.0 million to $47.9 million as of December 31, 2017) for each target. Additionally, we may receive up to €175.0 million ($209.6 million as of December 31, 2017) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a specified period under the Servier Collaboration Agreement.

As part of the Servier Collaboration Agreement, we established a multiple-year research collaboration, under which we jointly perform agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which we refer to as the Research Collaboration. The current term of the Research Collaboration extends through September 2019. Servier is responsible for funding all of the costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the years ended December 31, 2017 and 2016, we recognized as revenue amounts reimbursable to us under the Servier Collaboration Agreement of $3.1 million and $2.3 million, respectively.

The development of each product candidate (commencing with registration enabling toxicology studies) under the Servier Collaboration Agreement is performed pursuant to a mutually agreed upon development plan to be conducted by the parties as necessary to generate data useful for both parties to obtain regulatory approval of such product candidates. Servier is responsible for a specified percentage of the cost of research and development activities under the development plan through the completion of one or more Phase 2 clinical trials and will reimburse us for a specified portion of such costs that we incur. The costs of Phase 3 clinical trials for each product candidate will be allocated between the parties at one of several specified percentages of costs. The applicable percentage for each product candidate will be based upon whether certain events under the Servier Collaboration Agreement occur, including if we enter into a third-party agreement for the development and/or commercialization of the product in the United States at least 180 days before the initiation of the first Phase 3 clinical trial, or if we subsequently enter into a U.S. partner agreement, or if we do not enter into a U.S. partner agreement but file for approval in the United States using data from the Phase 3 clinical trial. We are responsible, by ourselves or through a third-party manufacturer, for the manufacture and supply of all licensed oligonucleotides during the preclinical phase of development under the Servier Collaboration Agreement while Servier is primarily responsible for manufacture and supply of all licensed oligonucleotides and product during the clinical phase of development under the Servier Collaboration Agreement. Each party is responsible for the commercial supply of any licensed product to be sold in its territory under the Servier Collaboration Agreement.

Under the Servier Collaboration Agreement, we also granted Servier a royalty-free, non-exclusive license to develop a companion diagnostic for any therapeutic product which may be developed by Servier under the Servier Collaboration Agreement. We also granted Servier an exclusive, royalty-free license to commercialize such a companion diagnostic in our territory for use in connection with the development and commercialization of such therapeutic product in Servier’s territory.

The Servier Collaboration Agreement will expire as to each underlying product candidate when Servier’s royalty obligations as to such product candidate have expired. Servier may also terminate the Servier Collaboration Agreement for: (i) convenience upon a specified number of days’ prior notice to us or (ii) upon determination of a safety issue relating to development under the agreement upon a specified number of days’ prior notice to us. Either party may terminate the Servier Collaboration Agreement upon a material breach by the other party which is not cured within a specified number of days. We may also terminate the agreement if Servier challenges any of the patents licensed by us to Servier.

License Agreements with the University of Texas

As of December 31, 2017, we had five exclusive patent license agreements, or the UT License Agreements, with the Board of Regents of The University of Texas System, or the University of Texas. Under each of the UT License Agreements, the University of Texas granted us exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is one of our minority stockholders.

In consideration of rights granted by the University of Texas, we agreed to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, and maintenance of patent rights. During the years ended December 31, 2017 and 2016, we incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, we may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if we or any of our sublicensees successfully commercialize any product candidate subject to the UT License Agreements, we are responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to the royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement.

The license term extends on a product-by-product and country-by-country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, we will have a fully paid license in such country. We may also terminate each UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreements after a defined date under specified circumstances where we have effectively abandoned our research and development efforts or have no sales. The UT License Agreements will terminate under customary termination provisions including automatic termination upon our bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. We have expensed all charges incurred under the UT License Agreements to date, due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with RICC

In June 2010, we entered into a license agreement with RICC. The agreement was amended in October 2011 and amended and restated in December 2012, or the RICC License Agreement.

Under the RICC License Agreement, we received exclusive and nonexclusive licenses from RICC to use specified technology of RICC, or the RICC Technology, for specified uses including research, development, and commercialization of pharmaceutical products using this technology worldwide. Under the RICC License Agreement, we have the right to develop and commercialize the RICC Technology directed to four specified targets and the option to obtain exclusive product licenses for up to six additional targets. The acquisition of Santaris Pharma A/S by Roche was considered a change-of-control under the RICC License Agreement, and as such, certain terms and conditions of the RICC License Agreement changed, as contemplated and in accordance with the RICC License Agreement. These changes primarily relate to milestone payments reflected in the disclosures below. As consideration for the grant of the license and option, we previously paid RICC $2.3 million and issued RICC 856,806 shares of our Series A convertible preferred stock, which were subsequently transferred to Roche Finance Ltd, an affiliate of Roche, and, in 2017, were converted into 602,420 shares of our common stock as a result of the Merger. If we exercise our option to obtain additional product licenses or to replace the target families, we will be required to make additional payments to RICC.

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. We are obligated to make future milestone payments for each licensed product of up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if we undergo a change in control during the term of the RICC License Agreement. If we grant a third party a sublicense to the RICC Technology, we are required to remit to Roche a specified percentage of the upfront and milestone and other specified payments that we receive under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, we will not have any further obligation to pay the fixed milestone payments noted above.

If we or our sublicensee successfully commercializes any product candidate subject to the RICC License Agreements, then RICC is entitled to royalty payments in the mid-single digits on the net sales of such product, provided that if such net sales are made by a sublicensee under the RICC License Agreement, RICC is entitled to royalty payments equal to the lesser of a percentage in the mid-single digits on the net sales of such product or a specified percentage of the royalties paid to us by such sublicensee, subject to specified restrictions. We are obligated to make any such royalty payments until the later of: (i) a specified anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid patent claim licensed by RICC under the RICC License Agreement underlying such product. Upon the occurrence of specified events, the royalty owed to RICC will be decreased by a specified percentage.

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

License Agreements with the t2cure GmbH

In October 2010, we entered into a license and collaboration agreement, or the t2cure Agreement, with t2cure GmbH, or t2cure, which was subsequently amended. Under the t2cure Agreement, we received a worldwide, royalty bearing, and exclusive license to specified patent and technology rights to develop and commercialize product candidates targeted at miR-92.

In consideration of rights granted by t2cure, we paid a onetime upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2017) and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights. All costs related to the filing, prosecution, enforcement, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the t2cure Agreement, we are obligated to make the following future milestone payments for each licensed product: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the European Union or Japan. Additionally, if we or any of our sublicensees successfully commercializes any product candidate subject to the t2cure Agreement, we are responsible for royalty payments in the low-single digits upon net sales of licensed products and sublicense fees equal to a percentage in the low-twenties of sublicense income received by us. We are obligated to make any such royalty payment until the later of: (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. We also have the right to decrease our royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

The license term extends on a country-by-country basis until the later of: (i) the tenth anniversary of the first commercial sale of a licensed product in a country, and (ii) the expiration of the last to expire valid claim that claims such licensed product in such country. Upon expiration of the royalty payment obligation, we will have a fully paid license in such country. We have the right to terminate the t2cure Agreement at will, on a country-by-country basis, after 60 days’ written notice. The t2cure Agreement will also automatically terminate upon our bankruptcy or insolvency or upon notice of an uncured material breach.

License Agreement with The Brigham and Women’s Hospital

In May 2016, we entered into an exclusive patent license agreement, or the BWH License Agreement, with The Brigham and Women’s Hospital, or BWH. Under the BWH License Agreement, we have an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, we are obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of our product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If we successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product-by-product and country-by-country basis upon the expiration of the last patent claim in such country that is subject to BWH License Agreement and covers the product, and our license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. We are also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, we are obligated to use commercially reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

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

Subcontract Agreement with Yale University

In October 2014, together with Yale University, or Yale, we entered into a subcontract agreement and into a subaward agreement in March 2015, or the Yale Agreements, which was subsequently amended. Under the Yale Agreements, we are providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the NIH for the development a miR-29 mimicry as a potential therapy for pulmonary fibrosis.

In consideration of our services under the Yale Agreements, Yale has agreed to pay us up to $1.1 million over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, we retain all rights to any and all intellectual property developed solely by us in connection with the Yale Agreements. Yale has also agreed to provide us with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements.

The Yale Agreements terminates automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice if the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

Manufacturing

We do not own or operate manufacturing facilities for the production of cobomarsen, MRG-201, MRG-110, or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidates for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of cobomarsen, MRG-201, MRG-110, or any other product candidates that we develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Sales and Marketing

We have not yet defined our sales, marketing, or product distribution strategy for cobomarsen, MRG-201, MRG-110, or any of our other product candidates because our product candidates are still in preclinical or early-stage clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

Intellectual Property

We are actively building an intellectual property portfolio around our clinical-stage product candidates and discovery programs. A key component of this portfolio strategy is to seek patent protection in the United States and in major market countries that we consider important to the development of our business worldwide. As of March 1, 2018, we have a portfolio of 295 patents and applications of which 172 are issued or allowed and 123 are pending applications. This portfolio includes methods of use and composition patents, and patent applications on our three lead product candidates, cobomarsen, MRG-201, and MRG-110. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under “Risk Factors” under the subsection “Risks Related to our Intellectual Property”.

We have filed patent applications directed to compositions of matter and methods of use covering cobomarsen in the United States and under the Patent Cooperation Treaty, or PCT, to access foreign countries. A U.S. patent application issued as U.S. 9,771,585 on September 26, 2017, which will expire in June of 2036 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. Prior to the issue of this application, we filed a continuation application in August 2017 directed to methods of treatment, as U.S. 15/677,818, and this application is currently pending. We also filed an U.S. application directed to compositions of matter through the PCT, as U.S. 15/714,671, and this application is currently pending.

We expect these pending applications will issue as U.S. patents in the next two to three years, with a projected expiration year of 2036 if we continue to pay the maintenance fees and annuities when due, with the possibility of additional terms from the USPTO prosecution delays and from patent term extensions that may be granted due to administrative delays in the FDA. We also have pending applications that cover methods of use of cobomarsen and related compositions. Collectively, these applications, if they issue, would have patent expirations from 2036 if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We do not know if any patent will issue from any of these applications and, if any issue, we do not know whether the issued patents will provide significant proprietary protection or commercial advantage against our competitors or generics. Even if they are issued, our patents may be circumvented, challenged, opposed, and found to be invalid or unenforceable.

We have filed patent applications directed to compositions of matter and methods of use covering MRG-110 in the U.S. and under the PCT, to access foreign countries. A patent directed to compositions of matter and methods of use of MRG-110 issued as U.S. 9,803,202, on October 31, 2017, and will expire in June 2033 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. We also have issued patents and pending applications that cover various therapeutic uses and generic compositions of matter comprising MRG-110. Collectively, these patents and patent applications, if they issue, would have patent expirations ranging from 2028 to 2036 if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We do not know if any patent will issue from any of the pending applications and, if any issue, we do not know whether the issued patents will provide significant proprietary protection or commercial advantage against our competitors or generics. Even if they are issued, our patents may be circumvented, challenged, opposed, and found to be invalid or unenforceable.

We have filed patent applications directed to compositions of matter and methods of use covering MRG-201 in the United States and under the PCT to access foreign countries. A U.S. patent application issued as U.S. 9,376,681 on June 28, 2016, which will expire in September of 2035 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. Prior to the issue of this application, we filed a continuation application in June 2016 also directed to compositions of matter in the United States, as U.S. 15/175,636, and this application has been allowed, with a projected expiration date of September 2035, if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We also have issued patents and pending applications that cover various therapeutic uses and generic compositions comprising MRG-201. Collectively, these patents and patent applications, if they issue, would have patent expirations ranging from 2028 to 2035 if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We do not know if any patent will issue from any of the pending applications and, if any issue, we do not know whether the issued patents will provide significant proprietary protection or commercial advantage against our competitors or generics. Even if they are issued, our patents may be circumvented, challenged, opposed, and found to be invalid or unenforceable.

For our earlier stage product candidates, we have filed compositions of matter and methods of use patent applications in the United States, and under the PCT to access foreign countries.

In addition to patent protection, we seek to rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We also seek to protect our intellectual property in part by entering into confidentiality agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them. Further, we seek trademark protection in the United States and internationally where available and when we deem appropriate. We have obtained registrations for the Miragen trademark, which we use in connection with our pharmaceutical research and development services as well as our clinical-stage product candidates. We currently have such registrations for Miragen in the United States, Canada, Japan, and the European Union.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our clinical and preclinical product candidates may address multiple markets. Ultimately, the diseases our product candidates target for which we may receive marketing authorization will determine our competition. We believe that for most or all of our product development programs, there will be one or more competing programs under development by other companies. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded biotechnology and pharmaceutical companies. In many cases, the companies with competing programs will have access to greater resources and expertise than we do and may be more advanced in those programs.

We believe that our current and future competition for resources and eventually for customers can be grouped into three broad categories:

•	companies working to develop microRNA targeted products, including Regulus Therapeutics Inc., Microlin Bio, Inc., and InteRNA Technologies B.V.;

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

The following companies have therapeutics marketed or in development for CTCL: Actelion Ltd, Argenx, Bristol-Myers Squibb Company, Celgene Corporation, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc.

The following companies have marketed therapeutics for pulmonary fibrosis: Boehringer Ingelheim GmbH, F. Hoffmann-La Roche Ltd.

We believe that the key competitive factors that will affect the success of any of our product candidates, if commercialized, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors relative to such competing products. Our commercial opportunity could be reduced or eliminated if our competitors have products that are superior in one or more of these categories.

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements at any time during the product development process may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical hold, FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, withdrawal of approval, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

We cannot market a drug product candidate in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive preclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s good laboratory practices, or GLP, regulations;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated at that site;

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

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

Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of preclinical testing to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to study metabolism of the drug, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees. These fees are typically increased annually. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality, and purity.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts-for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of the drug outweigh the potential risks.

A REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry, and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. Such supplements are typically reviewed within 10 months of receipt by the FDA.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for development and review of new drug products that meet certain criteria. Specifically, new drug products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request that the FDA designate the drug as a Fast Track product at any time during the clinical development of the product. For a Fast Track-designated product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted. If the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product subject to accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In addition, the Breakthrough Therapy Designation is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is distinct from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process by allowing for approval based on a surrogate endpoint likely to predict clinical benefit of the underlying drug, rather than through a direct measure of clinical benefit. Even if we receive one of these designations for our product candidates, the FDA may later decide that our product candidates no longer meet the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.

Post-Approval Requirements

Once an NDA is approved, a product may be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-approval testing, known as Phase 4 testing, REMS, surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products, or injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions.

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

In Canada, biopharmaceutical product candidates are regulated by the Food and Drugs Act and the rules and regulations promulgated thereunder, which are enforced by the Therapeutic Products Directorate of Health Canada, or TPD. Before commencing clinical trials in Canada, an applicant must complete preclinical studies and file a CTA with the TPD. After filing a CTA, the applicant must receive different clearance authorizations to proceed with Phase 1 clinical trials, which can then lead to Phase 2 and Phase 3 clinical trials. To obtain regulatory approval to commercialize a new drug in Canada, a new drug submission, or NDS, must be filed with the TPD. If the NDS demonstrates that the product was developed in accordance with the regulatory authorities’ rules, regulations, and guidelines and demonstrates favorable safety and efficacy and receives a favorable risk/benefit analysis, the TPD issues a notice of compliance which allows the applicant to market the product.

Other Healthcare Laws

Although we currently do not have any products on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil money penalties, and exclusion from participation in federal healthcare programs.

Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA, and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments and transfers of value and ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians.

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

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, and exclusion from participation in federal and state healthcare programs, any of which could adversely affect our ability to operate our business and our financial results.

Health Reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to healthcare systems that could affect our future results of operations. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

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

Since its enactment, certain aspects of the Affordable Care Act have faced Congressional and judicial challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, an Executive Order was signed, directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also has considered subsequent legislation to repeal or replace elements of the Affordable Care Act. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of its product candidates.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among its requirements, manufacturers need to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Coverage and Reimbursement

Sales of our product candidates, once approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Sales of our product candidates, and any future product candidates, will therefore depend substantially on the extent to which the costs of our product candidates, and any future product candidates, will be paid by third-party payors. Additionally, the market for our product candidates, and any future product candidates, will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a costly and time-consuming process.

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

Employees

As of December 31, 2017, we employed 65 employees, of which 63 were full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Corporate Information

In February 2017, Signal merged with and into Private Miragen and changed its name to Miragen Therapeutics, Inc. Our principal executive offices are located at 6200 Lookout Road, Boulder, CO 80301, and our telephone number is (720) 643-5200. Our corporate website address is http://www.miragen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in June 2014, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006. During the years ended December 31, 2017 and 2016, net loss was $26.5 million and $17.3 million, respectively. As of December 31, 2017, we had an accumulated deficit of $93.6 million.

As of December 31, 2017, we had cash and cash equivalents of $47.4 million. In February 2017, we received $40.7 million in financing through a common stock private placement. In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. As of December 31, 2017, we had sold, pursuant to the terms of the ATM Agreement, 840,534 shares of our common stock, at a weighted average price of $9.35 per share, for aggregate gross proceeds of approximately $7.9 million. Net proceeds at December 31, 2017 were approximately $7.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives, or the Representatives, of the several underwriters, or collectively with the Representatives, the Underwriters, relating to the public offering of our common stock, or the Public Offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs into early 2020.

We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;

•	continue efforts to discover and develop new product candidates;

•	undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;

•	advance our programs into larger, more expensive clinical trials;

•	initiate additional preclinical, clinical, or other trials or studies for our product candidates;

•	seek regulatory and marketing approvals and reimbursement for our product candidates;

•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•	seek to identify, assess, acquire, and/or develop other product candidates;

•	make milestone, royalty, or other payments under third-party license agreements;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, as of December 31, 2017, we have sold, pursuant to the terms of the ATM Agreement, 840,534 shares of our common stock, at a weighted average price of $9.35 per share, for aggregate gross proceeds of approximately $7.9 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million in aggregate value under the ATM Agreement. Sales under the ATM Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•
delays in reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our microRNA-targeted therapeutic platform and identifying our initial targeted disease indications. Our future success depends on our successful development of viable product candidates. Only two of our product candidates, cobomarsen and MRG-201 are in clinical development, and the remainder of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

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

We may not be able to develop or identify a technology that can effectively deliver cobomarsen, MRG-201, MRG-110, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of cobomarsen, MRG-201, MRG-110, and our other product candidates.

In connection with our Phase 1 clinical trials of cobomarsen and MRG-201, we have used intravenous, intralesional, subcutaneous, and intradermal injections as the route of administration. We cannot be certain that these routes of administration will be capable of delivering adequate levels of cobomarsen, MRG-201, MRG-110, or our other product candidates to produce a therapeutic response for all indications. While we are continuing to evaluate the use of subcutaneous, intravenous, and intradermal injections in different indications, and additional delivery technologies and routes of administration that might enable us to target specific cells with our product candidates, we cannot be certain whether we will be successful in developing effective delivery mechanisms. Our failure to effectively deliver any of our product candidates to the intended diseased cells or tissues could adversely affect and delay the development of our product candidates.

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

Our cobomarsen and MRG-201 product candidates have been studied in only a limited number of patients with a confirmed diagnosis of MF and healthy volunteers, respectively, and the most common adverse events of any grade were injection site reactions, including pain, itchiness, redness, and swelling when compounds were delivered intradermally or subcutaneously. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

Our product development program may not uncover all possible adverse events that patients who take cobomarsen, MRG-201, MRG-110, or our other product candidates may experience. The number of subjects exposed to cobomarsen, MRG-201, MRG-110, or our other product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of cobomarsen, MRG-201, MRG-110, or our other product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to the drug. If such safety problems occur or are identified after cobomarsen, MRG-201, MRG-110, or another product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

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

We currently have three product candidates in Phase 1 clinical trials. Of these product candidates, cobomarsen has been predominantly administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

Based on the outcome of an FDA meeting on January 24, 2018, we anticipate that we will start a Phase 2 clinical trial of cobomarsen in patients with CTCL in the near future. After these discussions with the FDA, we believe that a successful outcome for the primary endpoint of this Phase 2 clinical trial could allow us to apply for accelerated approval. We cannot guarantee that the outcome of this Phase 2 clinical trial will be sufficient to support, or if the FDA will allow us to apply for, accelerated approval of cobomarsen. If our data is not supportive of, or the FDA will not allow us to apply for, accelerated approval of cobomarsen, we cannot predict when, if ever, we will be able to seek approval of cobomarsen.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, our Phase 1 clinical trial of cobomarsen includes patients with MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group satisfies the enrollment criteria for our cobomarsen clinical trial. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

We may attempt to secure approval through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, including cobomarsen. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including the completion of confirmatory post-approval clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-approval study with due diligence, such study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

A failure to obtain accelerated approval or any other form of expedited development, review, or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. Other regulatory authorities outside of the United States, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

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

Since its enactment, certain aspects of the Affordable Care Act have faced Congressional and Judicial challenges. On January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress has considered legislation to repeal or replace the Affordable Care Act or elements thereof. We cannot predict how the Affordable Care Act, its possible repeal, or any legislation Congress passes to replace the Affordable Care Act will affect our business.

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

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including the European Union Directive 95/46/EC, or the EU Data Protection Directive, and member state implementing legislation, may also apply to health-related and other personal information obtained outside of the United States. The EU Data Protection Directive and the national implementing legislation of the individual European Union Member States impose strict obligations on the ability to process health-related and other personal information of EU data subjects, including in relation to collection, analysis, and transfer. These include several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.

In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union, and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technologies and product candidates.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either: (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review, or IPR, which has been generally used by many third parties over the past four years to invalidate patents. The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted, and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Additionally, the rights of review and appeal for IPR decisions is an area of law that is still developing.

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

Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of microRNA. We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover therapeutic uses of microRNA replacements and inhibitors. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates, including cobomarsen, MRG-201, or MRG-110, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 remain confidential until patents issue and applications filed after that date that will not be filed outside the United States can elect to remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable, or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our product candidates, or the use of our product candidates.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. For instance, this is the case with our agreement with RICC, who is primarily responsible for the prosecution of patents and patent applications licensed to us under the applicable agreement. If RICC or any of our future licensors fail to appropriately and broadly prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Although some of our employees may have launched other pharmaceutical products in the past while employed at other companies, we have no experience selling and marketing our product candidates and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to find one or more collaborators to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult, and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, one of our Phase 1 clinical trials in cobomarsen is focused on MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen and MRG-201 are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, MRG-201, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Actelion Ltd, Argenx, Bristol-Myers Squibb Company, Celgene Corporation, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that the several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, MRG-201, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., Microlin Bio, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RaNa Therapeutics, Inc., RXi Pharmaceuticals Corporation, and Silence Therapeutics AG. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen or MRG-201 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, MRG-201, or any other future products to compete with these products.

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of cobomarsen, MRG-201, or other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.

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

Failure to obtain or maintain adequate reimbursement or insurance coverage for our products, if any, could limit our ability to market those products and decrease our ability to generate revenue.

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

As of December 31, 2017, we had 63 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitation.

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through the date of the Merger. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes are subject to limitation. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, new legislation was signed into law that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform or any future tax laws on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, officers, 5% stockholders, and their affiliates currently beneficially own a substantial portion of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence us through this ownership position. These stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories and non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors including passage of the newly enacted federal income tax law, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes, and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

The market price of our common stock following the Merger could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for cobomarsen, MRG-201, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

Moreover, the capital markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

As a result of the Mergers, we will incur significant legal, accounting, and other expenses that Private Miragen did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists of the executive officers of Private Miragen prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

Historically, there has not been an active trading market for our common stock and we cannot guarantee an active market for our common stock will be sustained in the future. As a result, our stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for Private Miragen’s common stock. An active trading market for our shares of common stock may not develop or be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, shares of common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. In addition, each of our directors and executive officers and certain of our 5% stockholders have entered into lock-up agreements with the Underwriters in the Public Offering pursuant to which these stockholders have agreed not to sell any of our shares of common stock for a period of 90 days following the date of the final prospectus supplement in the Public Offering. If these shares are sold after the expiration of this lock-up period or the Underwriters release any of these stockholders from the restrictions of the lock-up, the trading price of our common stock could decline.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 13, 2017, Signal and Private Miragen completed the Merger. Following the Merger, Private Miragen merged with and into Signal, with Signal as the surviving corporation. In connection with the Mergers, we changed the name of the combined company to Miragen Therapeutics, Inc. and changed the trading symbol for our common stock to “MGEN.” Our common stock originally began trading on The Nasdaq Capital Market on June 17, 2014 under the trading symbol “SGNL.” Prior to June 17, 2014, there was no public market for our common stock. The following table sets forth, for the periods indicated, our high and low sales prices on The Nasdaq Capital Market (as adjusted for the 1-for-15 reverse stock split of our common stock effected in November 2016).

The stock price information for the year ended December 31, 2016 and prior to February 13, 2017 in the year ended December 31, 2017 included in this Item 5 is that of Signal prior to the Mergers because the Mergers were consummated after such periods. Accordingly, the historical information included in this Annual Report for such periods, unless otherwise indicated or as the context otherwise requires, is that of Signal and its subsidiaries prior to the Mergers.

	High	Low
Year ended December 31, 2017
Fourth quarter	$10.72	$6.02
Third quarter	15.91	7.67
Second quarter	13.50	7.39
First quarter	18.00	4.76
Year ended December 31, 2016
Fourth quarter	$15.11	$1.80
Third quarter	9.45	6.00
Second quarter	11.10	6.00
First quarter	12.45	6.15

Holders

As of March 1, 2018, we had 18 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.

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

	Year Ended December 31,
	2017	2016
	(in thousands, except share and per share data)
Revenue:
Collaboration revenue	$3,097	$2,814
Grant revenue	906	663
Total revenue	4,003	3,477
Operating expenses:
Research and development	19,623	13,692
General and administrative	10,912	6,772
Total operating expenses	30,535	20,464
Loss from operations	(26,532)	(16,987)
Other income (expense):
Interest and other income	403	39
Interest and other expense	(383)	(326)
Net loss	(26,512)	(17,274)
Accretion of redeemable convertible preferred stock to redemption value	(5)	(49)
Net loss available to common stockholders	$(26,517)	$(17,323)
Net loss per share, basic and diluted	$(1.38)	$(28.21)
Weighted-average shares used to compute basic and diluted net loss per share	19,244,605	614,017

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$47,441	$22,104
Total assets	$52,481	$24,760
Notes payable, inclusive of current portion	$9,922	$4,789
Total liabilities	$13,971	$9,705
Redeemable convertible preferred stock	$—	$76,976
Total stockholders’ equity (deficit)	$38,510	$(61,921)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

All references to 2017 and 2016 refer to calendar years ended December 31, 2017 and 2016, respectively.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. A leader in microRNA therapeutics discovery and development, we have advanced two product candidates, cobomarsen and MRG-201, into clinical development. We are also developing MRG-110 under the Servier Collaboration Agreement with Servier.

Cobomarsen is an inhibitor of miR-155, which is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In our Phase 1 clinical trial of cobomarsen in CTCL, 90% of patients treated systemically demonstrated improvement in mSWAT score.

MRG-201 is a replacement for miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of MRG-201, we observed a statistically-significant reduction in fibroplasia with no adverse effects on incisional wound healing when MRG-201 was given.

MRG-110 is an inhibitor of miR-92, a microRNA that is expressed in endothelial cells has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. The compound is being developed for use in various indications in which enhanced vascular density is expected to provide clinical benefit. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

In addition to these programs, we continue to develop a pipeline of wholly-owned preclinical product candidates. We believe that our preclinical product candidates offer the potential to treat a number of indications including oncology, visual pathologies, neurodegeneration, and hearing loss. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

Recent Developments

Mergers

On February 13, 2017, we, then named Signal Genetics, Inc., completed a merger with Private Miragen. Pursuant to the terms of the Merger Agreement, Merger Sub, our wholly-owned subsidiary, merged with and into Private Miragen, with Private Miragen surviving as our wholly-owned subsidiary. Immediately following the Merger, we completed the Short-Form Merger pursuant to which Private Miragen merged with and into us. In connection with the Short-Form Merger, we changed our corporate name to “Miragen Therapeutics, Inc.”, our board of directors and management team were replaced, and the operations from the merged Private Miragen became our primary business as discussed in the overview above. Our common stock began trading on The Nasdaq Capital Market under the ticker symbol “MGEN” on February 14, 2017.

Unless otherwise noted, the discussion herein gives retroactive effect to the Mergers.

Financing

In February 2017, immediately prior to the closing of the Merger, Private Miragen issued and sold an aggregate of approximately $40.7 million of shares of Private Miragen’s common stock in a common stock private placement.

In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. As of December 31, 2017, we had sold, pursuant to the terms of the ATM Agreement, 840,534 shares of our common stock for aggregate gross proceeds of approximately $7.9 million. Net proceeds received through December 31, 2017 were approximately $7.5 million, including commissions to Cowen as sales agent and initial expenses related to the “at the market offering”.

In November 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of April 30, 2015, by and between us and SVB, as amended by the First Loan Modification Agreement, dated as of December 22, 2016, and the Assumption Agreement, dated as of February 13, 2017, or, collectively, the Prior Loan Agreement. The Prior Loan Agreement was terminated in its entirety upon the effectiveness of the Loan Agreement.

Upon entry into the Loan Agreement, SVB made available to us a $10.0 million growth capital term loan, or the Loan. The per annum interest rate for the Loan under the Loan Agreement is a floating rate equal to the prime rate as reported in The Wall Street Journal, with changes to the rate to be effective on the effective date of any changes to the prime rate. Our obligations under the Loan Agreement are secured by a first priority security interest, right, and title in all business assets, excluding our intellectual property, which is subject to a negative pledge. We used a portion of the proceeds of the Loan to (i) repay the $2.8 million outstanding principal amount of the loan issued under the Prior Loan Agreement, and (ii) pay SVB a fee of $0.3 million due under the Prior Loan Agreement. We expect to use the remainder of the Loan for general corporate purposes. In connection with the Loan Agreement, in November 2017, we entered into a Warrant to Purchase Stock with SVB evidencing SVB’s right to purchase shares of common stock at an exercise price of $7.15 per share, or the Warrant. The Warrant is exercisable for 24,097 shares of common stock. The exercise price and the number and type of shares underlying the Warrant are subject to adjustment in the event of specified events, including a reclassification of our common stock, a subdivision or combination of our common stock, or in the event of specified dividend payments. The Warrant is exercisable until November 14, 2024. Upon exercise, the aggregate exercise price may be paid, at SVB’s election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise.

In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our Public Offering. In February 2018 we sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us.

Orphan-Drug Designation

On March 31, 2017, we announced that the FDA granted orphan-drug designation to our product candidate, cobomarsen, to treat MF. Additionally, on May 24, 2017, we announced that the European Commission granted orphan medicinal product designation to our product candidate, cobomarsen, to treat CTCL.

Servier Collaboration Agreement

In 2017, we amended the Servier Collaboration Agreement to replace all then existing targets with a new named target, miR-92, and to allow Servier to add one additional target through September 2019. Servier’s rights to each named target is limited to therapeutics in the field of cardiovascular disease in their territory, which is worldwide except for the United States and Japan. We retain all other rights, including commercialization of therapeutics, under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan.

Financial Operations Overview

Revenue

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

Research and development expenses

Research and development costs are expensed as incurred and include costs associated with our research activities, drug discovery efforts, and development of our therapeutic programs, which includes:

•	employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;

•
external research and development expenses incurred under arrangements with third parties, such as CROs, contract manufacturing organizations, or CMOs, other clinical trial-related vendors, consultants, and our scientific advisors;

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our finance, accounting, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, as well as insurance, board of director compensation, and other administrative expenses. Leading up to the Merger, we incurred incremental expenses related to both the Merger and the result of becoming a public company following completion of the Merger.

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is comprised of interest incurred under our notes payable.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policy discussed below is critical to understanding our historical and future performance, as this policy relates to the more significant areas involving our judgments and estimates.

Clinical Trial and Preclinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by external service providers and for other trial-related activities. The timing and amount of expenses we incur though our external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change.

Results of Operations

Comparison of the Year Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
	(in thousands)
Revenue	$4,003	$3,477
Research and development expenses	(19,623)	(13,692)
General and administrative expenses	(10,912)	(6,772)
Other income (expense), net	20	(287)
Net loss	$(26,512)	$(17,274)

Revenue

Revenue increased to $4.0 million during the year ended December 31, 2017, from $3.5 million during the year ended December 31, 2016. The increase was due primarily to a $0.7 million increase in research and development activities reimbursable to us by Servier under the Servier Collaboration Agreement in 2017, following an amendment to our agreement that added the microRNA-92, or MRG-110, program. In addition, grant revenue recognized during 2017 increased by approximately $0.2 million. These increases were partially offset by a $0.5 million decrease in license revenue recognized in 2017 as a result of prior license payments becoming fully amortized to revenue in 2016.

Research and Development Expenses

Research and development expenses were $19.6 million during the year ended December 31, 2017, compared to $13.7 million during the year ended December 31, 2016. The increase in research and development expense of $5.9 million was driven primarily by:

•	increased clinical and outsourced manufacturing expenses of $3.3 million, primarily related to expanded clinical development of cobomarsen in 2017; and

•
increased salaries, wages, and benefits of $3.2 million, due primarily to an increase in our research and development team to support and expand our research and development capabilities; partially offset by

•	decreases in other research and development expenses, including preclinical outsourced studies, of approximately $0.4 million, and fees associated with third party licenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $10.9 million during the year ended December 31, 2017, compared to $6.8 million during the year ended December 31, 2016. The increase in general and administrative expenses of $4.1 million was driven primarily by:

•
an increase in costs generally associated with becoming a public company of $1.8 million, which included accounting and tax support, consulting, insurance, general corporate legal expenses, and board of director compensation;

•
increased salaries, wages, and benefits of $1.2 million, due primarily to an increase in share-based compensation charges following the merger as well as an increase in general and administrative employees during 2017; and

•	increased costs related to patent filings, prosecution, and enforcement of approximately $0.6 million.

Other income (expense), net

Net other income was $20 thousand during the year ended December 31, 2017 compared to $0.3 million net other expense during the year ended December 31, 2016. The change in net other income (expense) was due primarily to an increase in interest income earned in 2017 on higher cash and cash equivalent balances.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from equity financings of $120.7 million (including notes payable that previously converted to equity).

In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our Public Offering. We sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses.

In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. As of December 31, 2017, we sold an aggregate of 840,534 shares of our common stock for aggregate gross proceeds of approximately $7.9 million. Net proceeds received during the year ended December 31, 2017 were approximately $7.5 million, including commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

Since our inception and through December 31, 2017, we have generated cumulative losses of $93.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, continued performance under our Servier Collaboration Agreement, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and drug product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

We expect to incur significant expenses and increased operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of product candidates. In addition, operating as a publicly-traded company involves the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

If we raise additional funds through the issuance of debt, the obligations related to such debt could be senior to rights of holders of our capital stock and could contain covenants that may restrict our operations. Should additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business, which may, among other alternatives, cause us to further delay, substantially reduce, or discontinue operational activities to conserve our cash resources.

As of December 31, 2017, we had cash and cash equivalents of $47.4 million. We believe our current resources, together with net proceeds of approximately $37.9 million received in February 2018 from our Public Offering, will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs into early 2020.

Summarized cash flows for the year ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(28,167)	$(14,755)	$(13,412)
Net cash provided by (used in) investing activities	1,034	(250)	1,284
Net cash provided by financing activities	52,470	15,874	36,596
Net increase in cash and cash equivalents	$25,337	$869	$24,468

Operating Activities

Net cash used in operating activities was $28.2 million for the year ended December 31, 2017, compared to $14.8 million for the year ended December 31, 2016. The $13.4 million increase in cash used in operating activities during the year ended December 31, 2017 compared to year ended December 31, 2016 was primarily the result of a $9.2 million increase in net loss, a $6.0 million increase in use of working capital, offset by a $1.8 million increase in non-cash charges primarily associated with share-based compensation. The increase in net loss was largely driven by increased personnel costs incurred as we grew our workforce, increased research and development expenses as we advanced our programs further into clinical development, and increased legal expense and other professional fees related to the Merger and operating as a public company.

Investing Activities

Net cash provided by investing activities was $1.0 million during the year ended December 31, 2017 compared to net cash used by investing activities of $0.3 million during the year ended December 31, 2016. The increase in cash provided by investing activities was primarily the result of $1.3 million of cash acquired in the Merger.

Financing Activities

Net cash provided by financing activities was $52.5 million for the year ended December 31, 2017, compared to $15.9 million during the year ended December 31, 2016. The increase of $36.6 million was primarily due to an increase in the number and extent of financing activities in 2017. In 2017, we received net proceeds of: (i) $39.5 million from a private placement of common stock; (ii) $7.5 million from sales of our common stock under our ATM Agreement; and (iii) a net cash inflow of $5.3 million from our notes payable transactions during 2017 (which included principal payments). In 2016, we received net proceeds of $15.9 million from the sale of Private Miragen’s Series C preferred stock.

Contractual Obligations and Commitments

As of December 31, 2017, we had no material commitments other than the liabilities reflected and commitments disclosed in our consolidated financial statements.

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

Not applicable.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the names and ages as of March 15, 2018 and positions of the individuals who are currently serving as our executive officers and directors:

Name	Age	Position(s)
Executive Officers
William S. Marshall, Ph.D.	54	President, Chief Executive Officer, and Director
Jason A. Leverone	44	Chief Financial Officer, Secretary, and Treasurer
Adam S. Levy	39	Chief Business Officer
Paul D. Rubin, M.D.	64	Executive Vice President, Research and Development

Non-Employee Directors
Bruce L. Booth, Ph.D.	43	Director
Christopher J. Bowden, M.D.	56	Director
Jeffrey S. Hatfield	60	Director
Thomas E. Hughes, Ph.D.	58	Director
Kevin Koch, Ph.D.	57	Director
Arlene M. Morris	66	Director
Joseph L. Turner	66	Director

 Executive Officers

William S. Marshall, Ph.D. Dr. Marshall has served as our president and chief executive officer and as a director since February 2017. Prior to joining us, Dr. Marshall was the president, chief executive, and a director of Private Miragen since the company was founded in September 2007. Prior to founding Private Miragen, Dr. Marshall was vice president of technology and business development for bioscience at Thermo Fisher Scientific Inc., a serving science company, from April 2005 to July 2007. Dr. Marshall was one of the scientific founders of Dharmacon, Inc., a biotechnology company, which was acquired by Fisher Scientific International Inc. in April 2004, and he served as the executive vice president for research and operations and general manager of Dharmacon from August 2002 to April 2005. Prior to joining Dharmacon, Dr. Marshall served in multiple positions at Amgen, Inc., a biotechnology company, most recently as associate director of research, site head for research and head of the nucleic acid and peptide technology department. Dr. Marshall earned a B.S. in Biochemistry from the University of Wisconsin-Madison and his Ph.D. in Chemistry at the University of Colorado at Boulder.

We believe that Dr. Marshall’s role as our chief executive, prior board of director service, and extensive experience and innovations in the field of biotechnology enable him to bring a unique perspective to our board of directors. In addition, Dr. Marshall’s academic expertise and accomplishments provide the board of directors with in-depth product and field knowledge.

Jason A. Leverone. Mr. Leverone has served as our chief financial officer, secretary, and treasurer since February 2017. Prior to joining us, Mr. Leverone joined Private Miragen in November 2008 as its senior director of finance and operations and was appointed vice president, finance in March 2010. Mr. Leverone was appointed as Private Miragen’s chief financial officer in February 2012. Prior to joining Private Miragen, Mr. Leverone was senior director of finance and controller for Replidyne, Inc., a publicly-traded biotechnology company, from November 2005 to November 2008. Prior to joining Replidyne, Mr. Leverone was the corporate controller for CreekPath System, Inc., an international software development company, from September 2002 to October 2005. He commenced his professional career with the accounting firm of Ernst and Young LLP, where he last served as a senior accountant, and then Arthur Andersen LLP, where he last served as an audit manager. Mr. Leverone is a Certified Public Accountant and earned a B.S. in Business Administration from Bryant University.

Adam S. Levy. Mr. Levy has served as our chief business officer since February 2017. Prior to joining us, Mr. Levy served as Private Miragen’s chief business officer since May 2016. Prior to joining Private Miragen, Mr. Levy served as a senior vice president of healthcare investment banking at Wedbush Securities Inc. from September 2013 to May 2016. From May 2011 to August 2012, Mr. Levy was employed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated as vice president of healthcare investment banking. Prior to joining Merrill Lynch, Mr. Levy served as vice president of healthcare investment banking at

Wedbush from October 2009 through April 2011. Between 2000 through 2009, Mr. Levy held multiple investment banking positions at Merrill Lynch, Pierce, Fenner & Smith, and Jefferies Group. Mr. Levy earned a B.S. in Applied Economics from Cornell University.

Paul D. Rubin, M.D. Dr. Rubin has served as our executive vice president, research and development since February 2017. Prior to joining us, Dr. Rubin served as Private Miragen’s executive vice president, research and development since November 2016. Prior to joining Private Miragen, Dr. Rubin served as senior vice president, research and development and chief medical officer of Xoma Corporation, a publicly-traded biotechnology company, from November 2011 to November 2016, having joined Xoma in June 2011 as its vice president, clinical development, and chief medical officer. Prior to joining Xoma, Dr. Rubin was the chief medical officer at Funxional Therapeutics Ltd., a pharmaceutical company from February 2011 to June 2011. He served as chief executive officer of Resolvyx Pharmaceuticals, Inc. from 2007 to 2009 and president and chief executive officer of Critical Therapeutics, Inc. from 2002 to 2007. From 1996 to 2002, Dr. Rubin served as senior vice president, development, and later as executive vice president, research and development at Sepracor, Inc. From 1993 to 1996, Dr. Rubin held senior level positions at Glaxo-Wellcome Pharmaceuticals, most recently as vice president of worldwide clinical pharmacology and early clinical development. During his tenure with Abbott Laboratories from 1987 to 1993, Dr. Rubin served as vice president, immunology and endocrinology. Dr. Rubin received a B.A. from Occidental College and his M.D. from Rush Medical College. He completed his training in internal medicine at the University of Wisconsin.

Non-Employee Directors

Bruce L. Booth, Ph.D. Dr. Booth has served as a member of our board of directors since February 2017 and, prior to joining our board of directors, he served as a member of Private Miragen’s board of directors since September 2007. Dr. Booth joined Atlas Venture in 2005, and currently serves as partner. Prior to joining Atlas Venture, from 2004 to 2005, Dr. Booth was a principal at Caxton Health Holdings L.L.C., a healthcare-focused investment firm. Prior to joining Caxton, from 1999 to 2004, Dr. Booth was an associate principal at McKinsey & Company, a global strategic management consulting firm. Dr. Booth serves on the board of Zafgen, Inc., a publicly-traded biopharmaceutical company, and several privately-held companies. Dr. Booth earned a Ph.D. in molecular immunology from Oxford University’s Nuffield Department of Medicine and a B.S. in biochemistry from Pennsylvania State University.

We believe Dr. Booth is qualified to serve on our board of directors due to his years of investment in the healthcare industry and his continued service leading the boards of directors of both private and public companies, which will enable him to contribute important strategic insight to our board of directors.

Christopher Bowden, M.D. Dr. Bowden, currently chief medical officer of Agios Pharmaceuticals, Inc., has served as a member of our board of directors since August 2017. Prior to joining Agios Pharmaceuticals, Inc., he served as vice president, product development oncology, franchise lead (Signaling Group) at Genentech, Inc., a member of the Roche Group. Dr. Bowden received his M.D. from Hahnemann University School of Medicine in Philadelphia followed by internal medicine training at Roger Williams Medical Center and Providence VA Medical Center, Rhode Island. He completed his medical oncology fellowship at the National Cancer Institute Medicine Branch and is board certified in internal medicine and medical oncology.

We believe Dr. Bowden is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and substantial experience in clinical drug development, which will enable him to contribute important strategic insight to our board of directors.

Jeffrey S. Hatfield. Mr. Hatfield has served as a member of our board of directors since August 2017. Mr. Hatfield is currently the chief executive officer of Zafgan, Inc., and prior to Zafgan, served as president and chief executive officer of Vitae Pharmaceuticals, Inc., until its acquisition by Allergan in 2016. Prior to working at Vitae Pharmaceuticals, Inc, Mr. Hatfield was with Bristol-Myers Squibb Company, serving in numerous executive capacities, including senior vice president of Bristol-Myers’s Immunology and Virology divisions. Mr. Hatfield currently serves as a director on the boards of aTyr Pharma, Inc., a publicly traded biotechnology company, and InVivo Therapeutics Corp., a publicly traded medical therapeutic company, and has previously served as a director of Ambit Biosciences Corporation before it was acquired by Daiichi Sankyo Company, Ltd. He is an adjunct professor and is a dean’s advisory board member for Purdue University’s College of Pharmacy. He earned a B.S. degree in pharmacy from Purdue University’s College of Pharmacy and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

We believe Mr. Hatfield is qualified to serve on our board of directors due to his relevant industry experience in the biotechnology industry and experience in serving on public, biopharmaceutical company boards of directors, which will enable him to contribute important strategic insight to our board of directors.

Thomas E. Hughes, Ph.D. Dr. Hughes has served as a member of our board of directors since February 2017 and, prior to joining our board of directors, he served as a member of Private Miragen’s board of directors since September 2009. Dr. Hughes joined Zafgen, Inc., a publicly-traded biopharmaceutical company, as the chief executive officer and as a director in October 2008 and also served as its president from October 2008 until June 2014. From 1987 to 2008, Dr. Hughes held several positions at Novartis AG (formerly Sandoz Pharmaceuticals), including vice president and global head of the cardiovascular and metabolic diseases therapeutic area at the Novartis Institutes for BioMedical Research in Cambridge, MA. Dr. Hughes also serves as a member of the scientific advisory board for Navitor Therapeutics, a discovery-stage biopharmaceutical company, and as a member of the strategic advisory board for Broadview Ventures, an early-stage investment company. Dr. Hughes earned a Ph.D. in nutritional biochemistry from Tufts University, an M.S. in Zoology from Virginia Polytechnic Institute and State University and a B.A. in biology from Franklin and Marshall College.

We believe Dr. Hughes is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and service on both public and private boards of directors of biopharmaceutical companies, which will enable him to contribute important strategic insight to our board of directors.

Kevin Koch, Ph.D. Dr. Koch has served as a member of our board of directors since February 2017 and, prior to joining our board of directors, he served as a member of Private Miragen’s board of directors since July 2016. Dr. Koch has served as the president and chief executive officer of Edgewise Therapeutics since July 2017 and has served as a venture partner at OrbiMed Advisors, LLC since May 2016. Prior to joining OrbiMed, Dr. Koch acted as a consultant in the biotech industry from September 2015 to May 2016. Prior to acting as a consultant, Dr. Koch served as the senior vice president, drug discovery, chemical and molecular therapeutics, at Biogen, Inc. from December 2013 to September 2015. Prior to joining Biogen, Dr. Koch founded Array BioPharma Inc., a publicly-traded biopharmaceutical company, and served as its president, chief scientific officer, and a member of its board of directors from May 1998 to November 2013. Prior to forming Array, Dr. Koch was an associate director of medicinal chemistry and project leader for the protease inhibitor and new technologies group for Amgen Inc. from 1995 to 1998. From 1988 until 1995, Dr. Koch held various research positions within the Central Research Division of Pfizer, Inc., including senior research investigator and senior research scientist. Dr. Koch earned a B.S. in chemistry and in biochemistry from the State University of New York at Stony Brook and a Ph.D. in synthetic organic chemistry from the University of Rochester.

We believe Dr. Koch is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and service on both public and private boards of biopharmaceutical companies, which will enable him to contribute important strategic insight to our board of directors.

Arlene M. Morris. Ms. Morris has served as a member of our board of directors since January 2018. Ms. Morris has served as chief executive officer at Willow Advisors, LLC, a consultancy advising biotech companies on financing, strategy, and business development, since May 2015. From April 2012 until May 2015, Ms. Morris served as the chief executive officer of Syndax Pharmaceuticals, Inc., a privately-held oncology company focused on the development and commercialization of therapies for treatment-resistant cancers. She also served as a member of the Syndax Pharmaceuticals board of directors from June 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the president, chief executive officer, and a member of the board of directors of Affymax, Inc., a publicly-traded biotechnology company. Ms. Morris also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm; Coulter Pharmaceutical, Inc., a publicly-traded pharmaceutical company; Scios Inc., a publicly-traded biopharmaceutical company; and Johnson & Johnson, a publicly-traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly-traded medical device company; Palatin Technologies, a publicly-traded biotechnology company; and Neovacs, SA, a French publicly-traded biotechnology company. She was a director of Biodel Inc., a publicly-traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016; and Dimension Therapeutics, a publicly-traded gene therapy company, until it was acquired by Ultragenyx in 2017. She has also served as a board chair for the Foundation for Research and Development at the Medical University of South Carolina and as a trustee of Carlow University. Ms. Morris received a B.A. in biology and chemistry from Carlow College.

We believe Ms. Morris is qualified to serve on our board of directors due to her relevant industry experience and a breadth of expertise from past and continued service on the boards of directors of publicly traded biotechnology companies, which will enable her to contribute important strategic insight to our board of directors.

Joseph L. Turner. Mr. Turner has served as a member of our board of directors since February 2017. Mr. Turner currently serves on the board of directors of BioClin Therapeutics, Inc. Prior to joining our board of directors, Mr. Turner served on the boards of directors and was the chair of the audit committees of Corcept Therapeutics, Inc., a publicly-traded pharmaceutical company, from 2012 to May 2016, Kythera Biopharmaceuticals, Inc., a publicly-traded pharmaceutical company, from 2008 until Kythera’s acquisition by Allergan Inc. October 2015, and Sophiris Bio, a publicly-traded pharmaceutical company from 2013 to May 2016. From July 2010 until its acquisition by Grupo Ferrer Internacional, S.A. in June 2016, Mr. Turner served on the board of directors and as a chair of the audit committee of Alexza Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. In 2012, Mr. Turner served on the board of directors and as chair of the audit committee of Allos Therapeutics, Inc., a publicly-traded pharmaceutical company, until its acquisition by Spectrum Pharmaceuticals Inc. in September 2012. From 2010 through 2012, he served on the board of directors and as a member of the audit committee of QLT Inc., a publicly-traded biotechnology company. In 2008, Mr. Turner served as a director and member of the audit committee of SGX Pharmaceuticals Inc., a publicly-traded pharmaceutical company. Mr. Turner served as chief financial officer at Myogen, Inc., a publicly-traded biopharmaceutical company, from 1999 until it was acquired by Gilead Sciences in 2006. Previously, Mr. Turner was the chief financial officer at Centaur Pharmaceuticals, Inc. and served as chief financial officer and vice president, finance and administration at Cortech, Inc. Since 2009, Mr. Turner has also served on the board of managers of Swarthmore College where at various times he has served on its executive committee, finance committee, audit committee, academic affairs committee, student affairs committee, and property committee. In 2013 until 2015, Mr. Turner served on the board of directors of the Linda Crnic Institute for Down Syndrome at the University of Colorado Medical School. Mr. Turner has an M.B.A. from the University of North Carolina at Chapel Hill, an M.A. in molecular biology from the University of Colorado and a B.A. in chemistry from Swarthmore College.

We believe Mr. Turner is qualified to serve on our board of directors due to his years of service on both public and private boards of directors of pharmaceutical companies, including service on audit committees and extensive finance experience, which will enable him to contribute important strategic insight to our board of directors.

Audit Committee and Financial Expert

The audit committee of our board of directors was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. Our audit committee is currently composed of Mr. Turner, who serves as chairman, and Dr. Booth and Mr. Hatfield, each of whom our board of directors has determined satisfies Nasdaq and SEC independence requirements. Our board of directors has also determined that Mr. Turner qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website, which is located at www.miragen.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2017, which consist of each person who served as our principal executive officer for the year ended December 31, 2017, and our two other most highly compensated executive officers for the year ended December 31, 2017, consisted of the following:

Officer	Title
William S. Marshall, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)
Adam S. Levy	Chief Business Officer
Paul D. Rubin, M.D.	Executive Vice President, Research and Development
Samuel D. Riccitelli (1)	Chief Executive Officer and President
____________________

(1)
Mr. Riccitelli resigned as our chief executive officer and president in February 2017 in connection with the closing of the Merger. Thereafter Dr. Marshall was appointed as our chief executive officer.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our president and chief executive officer and our other executive officers during the fiscal years noted below whose total compensation exceeded $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name	Principal Position	Fiscal Year	Salary	Bonus		Stock Award(s)(1)	Option Award(s)(1)	All Other Compensation		Total
William S. Marshall, Ph.D.	Chief Executive Officer and President	2017	$400,000	$180,000		$—	$1,609,483	$—		$2,189,483
		2016	$347,086	$200,056		$—	$109,754	$—		$656,896
Adam S. Levy	Chief Business Officer	2017	$300,000	$108,000		$—	$704,149	$—		$1,112,149
		2016	$187,500	$150,000		$—	$113,633	$20,385	(4)	$471,518
Paul D. Rubin, M.D.	Executive Vice President, Research and Development	2017	$395,000	$142,200		$—	$704,149	$—		$1,241,349
		2016	$124,375	$33,575		$—	$809,639	$—		$967,589
Samuel D. Riccitelli	Former Chief Executive Officer	2017	$56,495	$144,450		$—	$—	$499,543	(3)	$700,488
		2016	$450,000	$135,000	(2)	$102,000	$—	$—		$687,000
____________________

(1)	Represents the aggregate grant date fair value of stock awards or options for common stock computed in accordance with FASB ASC Topic 718.

(2)	Represents discretionary bonus for services rendered in our year ended December 31, 2016 granted in January 2017, which was not made pursuant to any contractual arrangement.

(3)	Includes a severance payment of $450,000 paid in February 2017 and the remainder relates to paid vacation accruals at the date of termination.

(4)	Includes reimbursement for travel and relocation expenses.

Current Executive Officer Employment Agreements

Marshall Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Dr. Marshall to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Dr. Marshall is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $400,000 and a discretionary annual cash bonus equal to 50% of Dr. Marshall’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Dr. Marshall is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time.

The employment agreement provides that either party may terminate the agreement at-will. In addition, the agreement provides that if we terminate Dr. Marshall’s employment without cause or Dr. Marshall resigns for good reason, Dr. Marshall will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting of the equivalent of 12 months on all of Dr. Marshall’s stock options or other equity awards that were outstanding as of the effective date of Dr. Marshall’s employment agreement; and (iii) 12 months of continued health coverage. Although, if such termination or resignation occurs within one month prior to or 12 months following a change of control, Dr. Marshall will be eligible to receive the following severance benefits: (i) an amount equal to 24 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting in full of all of his then outstanding stock options or other equity awards then outstanding and subject to time-based vesting; and (iii) 12 months of continued health coverage.
The following definitions have been adopted in Dr. Marshall’s employment agreement:

•
“cause” means (i) Dr. Marshall’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) Dr. Marshall’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) Dr. Marshall’s intentional, material violation of any contract or agreement between Dr. Marshall and us or any statutory duty Dr. Marshall owes to us, in each case, which remains uncured for 30 days after we provide written notice of such action or conduct to Dr. Marshall; (iv) Dr. Marshall’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) Dr. Marshall’s gross misconduct which remains uncured for 30 days after we provide written notice of such action or conduct to Dr. Marshall.

•
“good reason” means the occurrence, without Dr. Marshall’s consent, of any one or more of the following: (i) a material reduction in his base salary of 10% or more (unless such reduction is pursuant to a salary reduction program applicable generally to our similarly situated executives); (ii) a material reduction in Dr. Marshall’s authority, duties or responsibilities; (iii) a relocation of Dr. Marshall’s principal place of employment to a place that increases Dr. Marshall’s one-way commute by more than 25 miles; or (iv) material breach by us of any material provision of Dr. Marshall’s employment agreement.

All severance benefits payable to Dr. Marshall under his employment agreement are subject to him signing, not revoking, and complying with a release of claims.

Leverone Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Mr. Leverone to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Mr. Leverone is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $280,000 and a discretionary annual cash bonus equal to 35% of Mr. Leverone’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Mr. Leverone is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives from time to time.

The employment agreement provides that either party may terminate the agreement at-will. In addition, the agreement provides that if we terminate Mr. Leverone’s employment without cause or Mr. Leverone resigns for good reason, Mr. Leverone will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting of the equivalent of 12 months on all of Mr. Leverone’s stock options or other equity awards that were outstanding as of the effective date of Mr. Leverone’s employment agreement; and (iii) 12 months of continued health coverage. Although, if such termination or resignation occurs within one month prior to or 12 months following a change of control, Mr. Leverone will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting in full of all of Mr. Leverone’s then outstanding stock options or other equity awards subject to time-based vesting; and (iii) twelve months of continued health coverage.

The following definitions have been adopted in Mr. Leverone’s employment agreement:

•
“cause” means (i) Mr. Leverone’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) Mr. Leverone’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) Mr. Leverone’s intentional, material violation of any contract or agreement between Mr. Leverone and us or any statutory duty Mr. Leverone owes to us, in each case, which remains uncured for 30 days after we provide written notice of such action or conduct to Mr. Leverone; (iv) Mr. Leverone’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) Mr. Leverone’s gross misconduct which remains uncured for 30 days after we provide written notice of such action or conduct to Mr. Leverone.

•
“good reason” means the occurrence, without Mr. Leverone’s consent, of any one or more of the following: (i) a material reduction in his base salary of 10% or more (unless such reduction is pursuant to a salary reduction program applicable generally to our similarly situated executives); (ii) a material reduction in Mr. Leverone’s authority, duties or responsibilities; (iii) a relocation of Mr. Leverone’s principal place of employment to a place that increases Mr. Leverone’s one-way commute by more than 25 miles; or (iv) material breach by us of any material provision of Mr. Leverone’s employment agreement.

All severance benefits payable to Mr. Leverone under his employment agreement are subject to him signing, not revoking, and complying with a release of claims.

Levy Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Mr. Levy to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Mr. Levy is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $300,000 and a discretionary annual cash bonus equal to 40% of Mr. Levy’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Mr. Levy is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time.

The employment agreement provides that either party may terminate the agreement at-will. In addition, the agreement provides that if we terminate Mr. Levy’s employment without cause or Mr. Levy resigns for good reason, Mr. Levy will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting of the equivalent of 12 months on all of Mr. Levy’s stock options or other equity awards that were outstanding as of the effective date of Mr. Levy’s employment agreement; and (iii) 12 months of continued health coverage. Although, if such termination or resignation occurs within one month prior to or 12 months following a change of control, Mr. Levy will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting in full of all of Mr. Levy’s then outstanding stock options or other equity awards subject to time-based vesting; and (iii) twelve months of continued health coverage.

The following definitions have been adopted Mr. Levy’s employment agreement:

•
“cause” means (i) Mr. Levy’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) Mr. Levy’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) Mr. Levy’s intentional, material violation of any contract or agreement between Mr. Levy and us or any statutory duty Mr. Levy owes to us, in each case, which remains uncured for 30 days after we provide written notice of such action or conduct to Mr. Levy; (iv) Mr. Levy’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) Mr. Levy’s gross misconduct which remains uncured for 30 days after we provide written notice of such action or conduct to Mr. Levy.

•
“good reason” means the occurrence, without Mr. Levy’s consent, of any one or more of the following: (i) a material reduction in his base salary of 10% or more (unless such reduction is pursuant to a salary reduction program applicable generally to our similarly situated executives); (ii) a material reduction in Mr. Levy’s authority, duties or responsibilities; (iii) a relocation of Mr. Levy’s principal place of employment to a place that increases Mr. Levy’s one-way commute by more than 25 miles; or (iv) material breach by us of any material provision of Mr. Levy’s employment agreement.

All severance benefits payable to Mr. Levy under his employment agreement are subject to him signing, not revoking, and complying with a release of claims.

Rubin Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Dr. Rubin to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Dr. Rubin is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $395,000 and a discretionary annual cash bonus equal to 40% of Dr. Rubin’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Dr. Rubin is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time.

The employment agreement provides that either party may terminate the agreement at-will. In addition, the agreement provides that if we terminate Dr. Rubin’s employment without cause or Dr. Rubin resigns for good reason, Dr. Rubin will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting of the equivalent of 12 months on all of Dr. Rubin’s stock options or other equity awards that were outstanding as of the effective date of Dr. Rubin’s employment agreement; and (iii) 12 months of continued health coverage. Although, if such termination or resignation occurs within one month prior to or 12 months following a change of control, Dr. Rubin will be eligible to receive the following severance benefits: (i) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule; (ii) the vesting in full of all of Dr. Rubin’s then outstanding stock options or other equity awards subject to time-based vesting; and (iii) twelve months of continued health coverage.

The following definitions have been adopted in Dr. Rubin’s employment agreement:

•
“cause” means (i) Dr. Rubin’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) Dr. Rubin’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) Dr. Rubin’s intentional, material violation of any contract or agreement between Dr. Rubin and us or any statutory duty Dr. Rubin owes to us, in each case, which remains uncured for 30 days after we provide written notice of such action or conduct to Dr. Rubin; (iv) Dr. Rubin’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) Dr. Rubin’s gross misconduct which remains uncured for 30 days after we provide written notice of such action or conduct to Dr. Rubin.

•
“good reason” means the occurrence, without Dr. Rubin’s consent, of any one or more of the following: (i) a material reduction in his base salary of 10% or more (unless such reduction is pursuant to a salary reduction program applicable generally to our similarly situated executives); (ii) a material reduction in Dr. Rubin’s authority, duties or responsibilities; (iii) a relocation of Dr. Rubin’s principal place of employment to a place that increases Dr. Rubin’s one-way commute by more than 25 miles; or (iv) material breach by us of any material provision of Dr. Rubin’s employment agreement.

All severance benefits payable to Dr. Rubin under his employment agreement are subject to him signing, not revoking, and complying with a release of claims.

Payments to our Former Executive Officers

The employment agreements we previously entered into with Mr. Riccitelli and Tamara Seymour, who resigned as our chief financial officer in February 2017, each individual referred to herein as the Executive, entitled each Executive to receive certain payments upon the termination of such person’s employment under certain circumstance as described below.

Termination for Cause - In the event an Executive’s employment was terminated for “Cause,” the Executive’s sole remedy would be to collect all unpaid base salary, all accrued personal time off and all unreimbursed expenses payable for all periods through the effective date of termination, as well as any amount arising from his participation in, or benefits under, any employee benefit plan, program, or arrangement, payable in accordance with the terms of such plan, program, or arrangement.

Termination Without Cause - In the event an Executive’s employment was terminated without “Cause,” he or she would be entitled to receive all unpaid base salary, accrued annual bonus or incentive compensation (including any unpaid, accrued annual bonus or incentive compensation from the immediately preceding year), accrued personal time off, and all unreimbursed expenses payable for all periods through the effective date of termination (with such amounts to be paid on the date of termination).

For the purposes above, “Cause” means (1) expiration of the term of the applicable agreement, (2) a material breach by Executive of his or her fiduciary duty to the Company that results in material harm to the Company; (3) a material breach by Executive of the terms of the applicable employment agreement or any other agreement between Executive and the Company, which remains uncured for a period of 30 days following the receipt of written notice specifying the nature of the breach; (4) the willful commission by Executive of any act of embezzlement, fraud, larceny or theft on or from the Company; (5) substantial and continuing willful neglect or inattention by Executive of the duties of such person’s employment, refusal to perform the lawful and reasonable directions of the board of directors or the willful misconduct or gross negligence of Executive in connection with the performance of such duties which remain uncured for a period of 30 days following the receipt of written notice specifying the nature of the breach; (6) the willful commission by Executive of any crime involving moral turpitude or a felony; and (7) Executive’s performance or omission of any act which, in the judgment of our board of directors, if known to the customers, clients, stockholders or any regulators of the Company, would have a material adverse impact on the business of the Company.

In addition, should Mr. Riccitelli’s termination occur after June 23, 2015, he would be entitled to receive a severance payment, equal to his then-current base salary for a period of twelve months.

In the event Ms. Seymour’s employment was terminated without Cause, Ms. Seymour would be entitled to continue to receive her then-current base salary for twelve months and accelerated vesting of all time-based equity compensation awards then held by her to the extent that such awards would have vested during the twelve months following her termination.

Neither Executive would be required to mitigate the amount of any severance payments received by seeking other employment during the term of the severance period. However, should the Executive obtain other employment during the term of the severance period, we would pay such person, for the remaining length of the severance period, only the difference between such person’s new salary and base salary (as in effect at the time of termination), if the new salary is less than such person’s base salary (i.e., we will not be obligated to make any severance payments to Executive if such person’s new salary is greater than such person’s applicable base salary). The severance payment (less all applicable withholdings) would be paid in equal monthly installments over the applicable period immediately following the termination of Executive’s employment. We will also reimburse Executive for premiums for COBRA coverage for Executive (and to the extent he or she has family coverage, his family), provided that Executive elects such coverage, during the applicable period when such person is receiving severance payments, until such time as Executive obtains other employment and is entitled to comparable health coverage from such employer.

In connection with the Merger, the compensation committee of our board of directors deemed it advisable and in the best interests of our stockholders to permit lump sum payment of the severance arrangements of Mr. Riccitelli and Ms. Seymour upon his or her termination to the extent permitted under Section 409A of the Code, as opposed to the monthly payments originally contemplated therein to avoid a potential acquirer from having to make continued payments following the closing of a merger. Therefore, on October 11, 2016, the compensation committee of our board of directors approved modifications to the severance arrangements of Mr. Riccitelli and Ms. Seymour to allow for the payment of severance in a lump sum to the extent such payments can be made in compliance with Section 409A of the Code. In February 2017, we paid to Mr. Riccitelli a lump sum severance payment of $450,000 and we paid to Ms. Seymour a lump sum severance payment of $350,000.

Outstanding Equity Awards at December 31, 2017

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2017. Mr. Riccitelli is not included in the table below because he did not hold any outstanding equity awards at December 31, 2017.

Name	Grant Date	Vesting Commencement Date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option Expiration Date
William S. Marshall, Ph.D.	7/31/2008	5/16/2008	(1)	115,818	—	$0.57	7/30/2018
	6/15/2012	6/15/2012	(2)	230,968	—	$1.22	6/13/2022
	2/22/2016	2/22/2016	(2)	71,862	84,929	$1.05	2/19/2026
	2/16/2017	2/16/2017	(2)	41,666	158,334	$11.01	2/16/2027
Adam S. Levy	6/15/2016	5/16/2016	(1)	64,257	98,076	$1.05	6/13/2026
	2/16/2017	2/16/2017	(2)	18,229	69,271	$11.01	2/16/2027
Paul D. Rubin, M.D.	11/30/2016	11/16/2016	(1)	54,956	147,961	$5.69	11/30/2026
	2/16/2017	2/16/2017	(2)	18,229	69,271	$11.01	2/16/2027
____________________

(1)	Twenty-five percent of the shares subject to the option vest on the first anniversary of the vesting commencement date, and the remainder vest thereafter in 36 equal installments.

(2)	The option vests as to 1/48 of the shares in monthly installments measured from vesting commencement date.

Payments Due Upon Termination of Employment or a Change in Control

Employment Agreements

Mr. Riccitelli’s CEO Agreement and Ms. Seymour’s CFO Agreement entitle each of them, each individual referred to herein as the Executive, to receive certain payments upon the termination of such person’s employment under certain circumstance as described below.

Termination for Cause - In the event Executive’s employment is terminated for “Cause,” Executive’s sole remedy will be to collect all unpaid base salary, all accrued personal time off, and all unreimbursed expenses payable for all periods through the effective date of termination, as well as any amount arising from his participation in, or benefits under, any employee benefit plan, program, or arrangement, payable in accordance with the terms of such plan, program, or arrangement.

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

Termination After Disability or Death - In the event that Executive’s employment is terminated due to disability (as described in the CEO Agreement or CFO Agreement (as applicable) or on account of such person’s death, then Executive (or such person’s estate or personal representative, as applicable) will be entitled to receive all unpaid base salary, accrued annual bonus or incentive compensation (including any unpaid, accrued annual bonus or incentive compensation from the immediately preceding year), accrued personal time off, and all unreimbursed expenses payable for all periods through the effective date of termination. In the case of disability only, Executive will be entitled to receive, in addition to the amounts specified above, for a period of six months, a series of monthly payments equal to such person’s then-current monthly base salary payments such person received during his or her employment if and only if Executive does not receive any payments as a result of the short-term and long-term disability insurance benefits that we obtain on such person’s behalf pursuant to the CEO Agreement or CFO Agreement (as applicable), which payments will be paid in equal installments over the applicable period. If Executive is provided with such insurance payments, then such person will only be entitled to receive the difference between the insurance payments and such person’s base salary, if the payments are less than such person’s base salary.

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

In addition to the severance payments for our previous executive officers described herein, we have also entered employment agreements with Drs. Marshall and Rubin and Messrs. Levy and Leverone pursuant to which we have agreed to certain payments to our executive officers upon their termination or a change of control of the company. These obligations are discussed above under the heading “Current Executive Officer Employment Agreements.”

Employee Benefit Plans

2016 Equity Incentive Plan

Purpose

Our 2016 Equity Incentive Plan, or the 2016 Plan, was adopted by us, and approved by our stockholders in connection with the Merger. The 2016 Plan is designed to secure and retain the services of our employees, directors, and consultants, provide incentives for such, directors and consultants to exert maximum efforts for our success and to provide a means by our employees, directors and consultants may be given an opportunity to benefit from increases in the value of its common stock. The 2016 Plan was adopted to replace and supersede our 2014 Stock Incentive Plan, or the 2014 Plan.

As of December 31, 2017, outstanding equity awards under the 2016 Plan were exercisable for an aggregate of 940,298 shares of our common stock.

Types of Awards

The terms of the 2016 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards

The aggregate number of shares of our common stock that may be issued under the 2016 Plan, or the Share Reserve, will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the Private Miragen 2008 Equity Incentive Plan, or the Miragen 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) 902,720 shares from previous automatic increases to the share reserve (as described in more detail below), including the automatic increase of 902,720 shares effected on January 1, 2018. In addition, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of common stock outstanding on December 31st of the preceding calendar year; however the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the automatic increase.

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

Performance goals under the 2016 Plan will be based on any one or more of the following performance criteria: (i) earnings (including earnings per share and net earnings); (ii) earnings before interest, taxes and depreciation; (iii) earnings before interest, taxes, depreciation and amortization; (iv) earnings before interest, taxes, depreciation, amortization and legal settlements; (v) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (vi) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (vii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (viii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (ix) total stockholder return; (x) return on equity or average stockholder’s equity; (xi) return on assets, investment, or capital employed; (xii) stock price; (xiii) margin (including gross margin); (xiv) income (before or after taxes); (xv) operating income; (xvi) operating income after taxes; (xvii) pre-tax profit; (xviii) operating cash flow; (xix) sales or revenue targets; (xx) increases in revenue or product revenue; (xxi) expenses and cost reduction goals; (xxii) improvement in or attainment of working capital levels; (xxiii) economic value added (or an equivalent metric); (xxiv) market share; (xxv) cash flow; (xxvi) cash flow per share; (xxvii) cash balance; (xxviii) cash burn; (xxix) cash collections; (xxx) share price performance; (xxxi) debt reduction; (xxxii) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment and dates, clinical trial results, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, new and supplemental indications for existing products, and product supply); (xxxiii) stockholders’ equity; (xxxiv) capital expenditures; (xxxv) debt levels; (xxxvi) operating profit or net operating profit; (xxxvii) workforce diversity; (xxxviii) growth of net income or operating income; (xxxix) billings; (xl) bookings; (xli) employee retention; (xlii) initiation of phases of clinical trials and/or studies by specific dates; (xliii) acquisition of new customers, including institutional accounts; (xliv) customer retention and/or repeat order rate; (xlv) number of institutional customer accounts (xlvi) budget management; (xlvii) improvements in sample and test processing times; (xlviii) regulatory milestones; (xlix) progress of internal research or clinical programs; (l) progress of partnered programs; (li) partner satisfaction; (lii) milestones related to samples received and/or tests run; (liii) expansion of sales in additional geographies or markets; (liv) research progress, including the development of programs; (lv) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (lvi) timely completion of clinical trials; (lvii) milestones related to samples received and/or tests or panels run; (lviii) expansion of sales in additional geographies or markets; (lix) research progress, including the development of programs; (lx) patient samples processed and billed; (lxi) sample processing operating metrics (including, without limitation, failure rate maximums and reduction of repeat rates); (lxii) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); (lxiii) preclinical development related to compound goals; (lxiv) customer satisfaction; and (lxv) and to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

Performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. The compensation committee our board of directors (or, to the extent that an award is not intended to qualify as “performance-based compensation” under Section 162(m) of the Code, the Plan Administrator) is authorized to make appropriate adjustments in the method of calculating the attainment of performance goals for a performance period as follows; provided, however, that to the extent that an award is intended to qualify as “performance-based compensation” under Section 162(m) of the Code, any such adjustment may be made only if such adjustment is objectively determinable and specified in the award agreement at the time the award is granted or in such other document setting forth the performance goals for the award at the time the performance goals are established: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to U.S. GAAP; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are unusual in nature or occur infrequently as determined under U.S. GAAP; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under U.S. GAAP; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under U.S. GAAP.

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

As of December 31, 2017, there were outstanding stock options to purchase 1,922,261 shares of our common stock under the Miragen 2008 Plan.

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

Administration

Our board of directors or the compensation committee of our board of directors may act as the administrator of the Miragen 2008 Plan. The administrator has the complete discretion to make all decisions relating to the plan and outstanding awards. The administrator has the authority to modify outstanding awards under the Miragen 2008 Plan. Subject to the terms of the Miragen 2008 Plan, the administrator has the authority to reduce the exercise or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash, or other consideration, or take any other action that is treated as a repricing under U.S. GAAP, with the consent of any adversely affected participant.

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

Corporate Transaction

In the event of certain specified significant corporate transactions, outstanding stock awards shall be assumed, continued, or substituted for similar stock awards by the surviving or acquiring corporation. If any surviving or acquiring corporation fails to assume, continue, or substitute such stock awards, stock awards held by participants whose continuous service has not terminated will accelerate vesting in full prior to the corporate transaction, and all stock awards will terminate at or prior to the corporate transaction. In addition, in the event a stock award will terminate if not exercised before a corporate transaction, our board of directors may, in its sole discretion, provide that the holder of the stock award may not exercise the stock award but will receive a payment equal to the excess, if any, of (i) the value of our common stock the holder would have received upon exercise of the stock awards, over (ii) any exercise price payable by the holder in connection with the exercise.

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

Under the Miragen 2008 Plan, a change of control is generally (i) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (ii) a consummated merger, consolidation or similar transaction involving us immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity or of its parent entity; (iii) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets; or (v) when a majority of our board of directors becomes comprised of individuals who were not serving on the board on the date of adoption of the Miragen 2008 Plan, or whose nomination, appointment, or election was not approved by a majority of the incumbent board then still in office. The Merger did not constitute a change in control for purposes of the Miragen 2008 Plan, but the change in control provisions could be triggered by a subsequent transaction.

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

2017 Director Compensation

Annual Compensation

Effective upon the closing of the Merger, we assumed a non-employee director cash and equity compensation policy. Under this policy, we compensate each of our non-employee directors for service on our board of directors and, if applicable, our audit committee, compensation committee, and nominating and corporate governance committee. Each of our non-employee directors will receive compensation for serving as the chairperson of our compensation committee, nominating and corporate governance committee, or audit committee, or serves as the non-executive chairperson. The compensation due to each non-employee director for service on our board of directors are as follows for fiscal year 2017:

	Member Annual Service (1)	Chairperson Annual Service (1) (2)
Board of directors	$35,000	$—
Non-executive chairperson	30,000	N/A
Audit committee	7,500	15,000
Compensation committee	5,000	10,000
Nominating and corporate governance committee	3,750	7,500
____________________

(1)
Each non-employee director has the right to elect to receive all or a portion of annual cash compensation under the policy in the form of either cash, quarterly restricted common stock based on the closing price of our common stock on The Nasdaq Capital Market on the date of grant, or stock options to purchase common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election will be made before the start of the fiscal year or within thirty days of first becoming eligible to receive compensation under this policy and with any such stock options or restricted common stock elected by the directors to vest on a quarterly basis in arrears, with stock options to expire ten years from the date of grant.

(2)	Chairpersons will not receive cash compensation for being a member of the applicable committee.

Equity Awards granted upon annual re-election to the Board of Directors

In addition to the compensation described above, each member of our board of directors will receive an automatic option grant to purchase 12,000 shares of our common stock (subject to adjustment for stock splits and similar matters) at each annual meeting once re-elected with an exercise price equal to the fair market value of a share of our common stock on such date. Each equity grant will vest in full on the earlier of the one-year anniversary of the date of grant or our next annual meeting.

Equity Awards granted upon appointment to the Board of Directors

Each new director elected or appointed to our board of directors will receive an initial equity grant of options to purchase 24,000 shares of our common stock (subject to adjustment for stock splits and similar matters) upon appointment or election with an exercise price equal to the fair market value of a share of our common stock on such date. Each option grant will vest in 36 equal monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 1, 2018 (except where otherwise indicated) for:

•	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock;

•	each of our directors as of March 1, 2018;

•	each of our named executive officers as of March 1, 2018; and

•	all of our current directors and executive officers of as a group.

Applicable percentages are based on 30,172,086 shares outstanding on March 1, 2018, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined under SEC rules and includes sole or shared power to vote or dispose of shares of our common stock. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock subject to stock options that are currently exercisable or become exercisable within 60 days of March 1, 2018. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity. Except as indicated in footnotes to the table below or, where applicable, to the extent authority is shared by spouses under community property laws, the beneficial owners named in the table have, to our knowledge, sole voting and dispositive power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Unless otherwise indicated, the address for each stockholder listed is: c/o Miragen Therapeutics, Inc., 6200 Lookout Road Boulder, Colorado 80301.

Name	Number of Shares Beneficially Owned		Percentage Ownership
5% or Greater Stockholders
Entities affiliated with Atlas Venture VII, L.P.	4,493,670	(1)	14.9%
FMR, LLC	3,124,888	(2)	10.4%
Remeditex Ventures LLC	2,706,563	(3)	9.0%

Directors and Named Executive Officers
Samuel D. Riccitelli	11,274	(4)	*
William S. Marshall, Ph.D.	656,437	(5)	2.2%
Adam S. Levy	120,094	(6)	*
Paul D. Rubin, M.D.	102,698	(7)	*
Bruce L. Booth, Ph.D.	4,502,944	(1)	14.9%
Christopher J. Bowden, M.D.	5,333	(8)	*
Jeffrey S. Hatfield	5,333	(9)	*
Thomas E. Hughes, Ph.D.	25,243	(10)	*
Kevin Koch, Ph.D.	14,624	(11)	*
Arlene M. Morris	2,000	(12)	*
Joseph L. Turner	9,333	(13)	*
All directors and officers as a group (11 persons)	5,582,066	(14)	18.5%
____________________
* Represents beneficial ownership of less than 1% of class.

(1)
Includes 3,142,580 shares of common stock held directly by Atlas Venture VII, L.P. (“Atlas Venture VII”) and 1,351,090 shares of common stock held directly by Atlas Venture Fund X, L.P. (“Atlas Venture X”). Atlas Venture Associates VII, L.P. (“AVA VII LP”) is the general partner of Atlas Venture VII, and Atlas Venture Associates VII,

Inc. (“AVA VII Inc.”) is the general partner of AVA VII LP. Atlas Venture Associates X, L.P. (“AVA X LP”) is the general partner of Atlas Venture X, and Atlas Venture Associates X, LLC (“AVA X LLC”) is the general partner of AVA X LP. Bruce L. Booth is a member of our Board and is a director AVA VII Inc. and a member of AVA X LLC. Dr. Booth also has dispositive and voting power over 9,274 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018, but has granted a pecuniary interest in such shares to an affiliate of Atlas Venture VII and Atlas Venture X. Since Dr. Booth is the sole party with dispositive and voting power over these shares of common stock, he is deemed the sole beneficial owner of such shares in the table above. The principal business address of (i) Atlas Venture VII is 25 First Street, Suite 303, Cambridge, MA 02141 and (ii) Atlas Venture X is 400 Technology Sq., 10th Floor, Cambridge, MA 02139.

(2)	Based solely upon a Schedule 13G filed with the SEC on March 10, 2017. The address for FMR, LLC is 245 Summer Street, Boston, MA 02110.

(3)	Based solely upon a Schedule 13G filed with the SEC on February 17, 2017. The principal business address of Remeditex is 2727 N. Harwood Street, Suite 200, Dallas, TX 75201.

(4)	Mr. Riccitelli’s service to Miragen terminated in February 2017.

(5)	Includes 266,896 shares of common stock and 389,541 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(6)	Includes 11,790 shares of common stock and 108,304 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(7)	Includes 102,698 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(8)	Includes 5,333 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(9)	Includes 5,333 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(10)	Includes 2,827 shares of common stock and 22,416 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(11)	Includes 14,624 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(12)	Includes 2,000 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(13)	Includes 9,333 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018.

(14)
Includes 4,776,390 shares of common stock and 805,676 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2018 held by our current directors and executive officers, including William S. Marshall, Ph.D., Jason A. Leverone, Adam S. Levy, Paul D. Rubin, M.D., Bruce L. Booth, Ph.D., Christopher J. Bowden, M.D., Jeffrey S. Hatfield, Thomas E. Hughes, Ph.D., Kevin Koch, Ph.D., Arlene M. Morris and Joseph L. Turner, and their affiliates. Samuel D. Riccitelli and Tamara A. Seymour are not included among our directors and executive officers, as neither is a director or officer of our company as of March 1, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, we had two equity compensation plans in place under which shares of our common stock were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders (1)	2,862,559	(2)	$4.85	742,058
Equity compensation plans not approved by stockholders	—		$—	—
Total	2,862,559		$4.85	742,058
____________________

(1)
The 2016 Plan includes an “evergreen” feature, which provides that an additional number of shares will automatically be added to the shares reserved for issuance under the 2016 Plan on January 1st of each year, beginning on January 1, 2018 and ending on (and including) January 1, 2026. The number of shares added each calendar year will equal the lesser of: (i) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a lesser number of shares determined by the board of directors.

(2)	Represents outstanding options or warrants to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related-Person Transaction Policy and Procedures

In February 2017, we adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of (x) $120,000 or (y) 1% of the average of our total assets at year end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

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

Public Offering of Common Stock

In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our Public Offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us.

The table below sets forth the number of shares of our common stock purchased by and the purchase price for the shares of common stock for each purchaser that is a director, executive officer or 5% stockholder, and their affiliates.

Name of Purchaser	Shares of Common Stock	Purchase Price
Atlas Venture Fund X, L.P. (1)	545,454	$2,999,997
Adam Levy	9,090	$49,995
____________________

(1)
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

On March 6, 2015, we issued the Note to Mr. Lebow, who was then a member of our board of directors and our largest stockholder. When issued, the terms of the Note provided: (i) for a principal amount of $1,105,009, which accrued interest computed on the basis of the actual number of days elapsed in a 360-day year, at a rate per annum of 8%; (ii) that at any time on or after June 30, 2015, Mr. LeBow may demand payment of the entire outstanding principal of the Note and all unpaid interest accrued thereon; and (iii) that upon the occurrence and during the continuance of any event of default by Signal under the Note, the principal balance of the Note shall accrue interest at a rate of 11%.

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

Name of Purchaser	Shares of Common Stock PreMerger	Shares of Common Stock PostMerger	Purchase Price
Fidelity Select Portfolios: Biotechnology Portfolio (1)	3,507,819	2,466,347	$15,785,186
Fidelity Advisor Series VII: Fidelity Advisor Biotechnology Fund (1)	936,625	658,541	$4,214,813
Atlas Venture Fund X, L.P. (2)	1,145,835	805,636	$5,156,258
Boulder Ventures VI, L.P. (3)	147,419	103,650	$663,386
MRL Ventures Fund, LLC (4)	412,774	290,221	$1,857,483
JAFCO SV4 Investment Limited Partnership (5)	353,806	248,760	$1,592,127
Remeditex Ventures LLC (6)	797,308	560,587	$3,587,886
BraMira LLC (7)	1,111,111	781,222	$5,000,000
____________________

(1)	Fidelity Select Portfolios: Biotechnology Portfolio and Fidelity Advisor Series VII: Fidelity Advisor Biotechnology Fund, together, held more than 5% of our outstanding capital stock.

(2)
The Atlas Venture Funds, together, hold more than 5% of our outstanding capital stock. Dr. Booth is a member of our board of directors and a director of Atlas Venture Associates VII, Inc. and Atlas Venture Associates X, Inc., which are affiliated with the Atlas Venture Funds.

(3)
Boulder Ventures held more than 5% of our outstanding capital stock. At the time of this transaction, Mr. Lefkoff was a member of our board of directors and a managing member of BV Partners V, L.L.C. and BV Partners VI, L.L.C., which are each affiliated with Boulder Ventures.

(4)	MRL Ventures Fund, LLC holds more than 5% of our outstanding capital stock.

(5)	JAFCO SV4 Investment Limited Partnership, or JAFCO, holds more than 5% of our outstanding capital stock.

(6)
Remeditex Ventures LLC holds more than 5% of our outstanding capital stock. At the time of the transaction, Mr. Creecy was a member of our board of directors and the chief executive officer of Remeditex Ventures LLC.

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

Name of Purchaser	Shares of Series C Convertible Preferred Stock PreMerger	Shares of Common Stock PostMerger	Purchase Price
Atlas Venture Fund VII, L.P. (1)	1,245,502	875,712	$5,517,574
Boulder Ventures V, L.P. (2)	233,089	163,884	$1,032,584
Boulder Ventures VI, L.P. (2)	564,334	396,783	$2,500,000
MRL Ventures Fund, LLC (3)	1,580,135	1,110,992	$6,999,998
JAFCO SV4 Investment Limited Partnership (4)	1,354,402	952,280	$6,000,001
Remeditex Ventures LLC (5)	1,968,830	1,384,284	$8,721,917
BraMira LLC (6)	1,128,668	793,566	$4,999,999
William S. Marshall, Ph.D. (7)	17,263	12,137	$76,475
____________________

(1)
Atlas Venture Fund VII, L.P. holds more than 5% of our outstanding capital stock. Dr. Booth is a member of our board of directors and a director of Atlas Venture Associates VII, Inc., which is affiliated with the Atlas Venture Fund VII, L.P.

(2)
Boulder Ventures held more than 5% of our outstanding capital stock. At the time of the transaction, Mr. Lefkoff was a member of our board of directors and a managing member of BV Partners V, L.L.C. and BV Partners VI, L.L.C., which are each affiliated with Boulder Ventures.

(3)	MRL Ventures Fund, LLC holds more than 5% of our outstanding capital stock.

(4)	JAFCO holds more than 5% of our outstanding capital stock.

(5)
Remeditex Ventures LLC holds more than 5% of our outstanding capital stock. At the time of the transaction, Mr. Creecy was a member of our board of directors and the chief executive officer of Remeditex Ventures LLC.

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

Director Independence

Nasdaq’s listing standards require that our board of directors consist of a majority of independent directors, as determined under the applicable rules and regulations of Nasdaq. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, other than Dr. Marshall by virtue of his position as our chief executive officer, our board of directors believes that Drs. Booth, Bowden, Hughes, and Koch and Messrs. Hatfield, and Turner, and Ms. Morris each qualify as an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, in connection with the audits of our annual financial statements (including the financial statements of Private Miragen) for the years ended December 31, 2017 and 2016 and for other services rendered by KPMG LLP during those periods.

	Year Ended
	December 31, 2017	December 31, 2016
	(in thousands)
Audit fees (1)	$300	$279
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$300	$279
____________________

(1)
Audit fees consist of fees billed for professional services for audit and quarterly review of our financial statements and review of our registration statement for the Merger, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees include services relating to accounting consultations and reviews and due diligence services.

(3)	Tax fees include services relating to tax compliance, tax advice, and tax planning in the United States.

(4)
All other fees include the aggregate of the fees billed for products and services provided by the principal accountant other than the products and services disclosed as audit fees, audit-related fees, and tax fees.

All fees described above were pre-approved by our audit committee.

Other Auditors

The following table presents the fees for professional services earned by BDO USA, LLP, or BDO, for services rendered for the year ended December 31, 2017, and for services rendered our independent registered public accounting firm for the year ended December 31, 2016:

	Year Ended
	December 31, 2017	December 31, 2016
	(in thousands)
Audit fees (1)	$56	$205
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$56	$205
____________________

(1)
Audit fees consist of fees billed for professional services for audit and quarterly review of our financial statements and review of our registration statement for the Merger, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees include services relating to accounting consultations and reviews and due diligence services.

(3)	Tax fees include services relating to tax compliance, tax advice, and tax planning in the United States.

(4)
All other fees include the aggregate of the fees billed for products and services provided by the principal accountant other than the products and services disclosed as audit fees, audit-related fees, and tax fees.

BDO served as the independent registered public accounting firm for the audit of the financial statements for Miragen Therapeutics, Inc. (formerly Signal Genetics, Inc.), for the years ended December 31, 2016 and 2015 through the closing of the Merger. On February 13, 2017, following the closing of the Merger, the audit committee approved the dismissal of BDO.

The reports of BDO on the financial statements of Signal Genetics, Inc., for each of the two years ended December 31, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

All fees described above were pre-approved by our audit committee.

Pre-Approval Policies and Procedures

BDO served as our independent registered public accounting firm for the year ended December 31, 2016 and has served in that capacity since July 15, 2013. The decision to engage BDO as our independent registered public accounting firm for the year ended December 31, 2016 was approved by our audit committee. On February 13, 2017, our audit committee approved the appointment of KPMG LLP as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2017, in place of BDO.

Our audit committee considered the independence of BDO and KPMG LLP, as applicable, and whether the audit and non-audit services each provided to us are compatible with maintaining that independence. Our audit committee has adopted a set of policies governing the provision of non-audit services by our independent registered public accounting firm. Our audit committee has adopted procedures by which our audit committee must approve in advance all services provided by and fees paid to our independent registered public accounting firm. The advance approval requirement was not waived in any instance during the past year.

Change in Independent Registered Public Accounting Firm

On February 13, 2017, our audit committee approved the appointment of KPMG LLP as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2017, in place of BDO. The decision to change our accounting firm was authorized by our audit committee. On March 24, 2017, following completion of our audit for the fiscal year ended December 31, 2016, our audit committee approved the dismissal of BDO as our independent registered public accounting firm, effective immediately.

The reports of BDO on the Company’s financial statements for each of the years ended December 31, 2016, and December 31, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for the years ended December 31, 2016 and 2015, and the subsequent interim periods through March 24, 2017, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in their reports, or (ii) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). BDO’s letter to the SEC stating its agreement with the statements in this paragraph was filed as an exhibit to the company’s current report on Form 8-K dated March 30, 2017.

During our fiscal year ended December 31, 2016, and the subsequent interim period through March 24, 2017, we nor anyone on our behalf consulted with KPMG LLP regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that KPMG LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

We have furnished the foregoing disclosure to BDO and KPMG LLP.

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

(a)(3) Exhibits

See Exhibit Index, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
2.1^	Agreement and Plan of Merger, dated as of October 31, 2016, by and among Registrant, Signal Merger Sub, Inc. and Private Miragen.	8-K	11/01/2016	2.1
2.2^	Subscription Agreement, dated as of October 31, 2016, by and among Private Miragen and each purchaser listed on Annex A thereto.	S-4	12/02/2016	2.4
2.3^	Intellectual Property Purchase Agreement, dated as of November 29, 2016 by and between Registrant and Quest Diagnostics Investments LLC.	S-4	12/02/2016	2.5
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/15/2018	4.2	•
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
10.1	Form of Indemnification Agreement between Registrant and each of its directors and executive officers.	S-1	03/19/2014	10.14
10.1.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-4	12/02/2016	10.32
10.2*	Form of 2016 Equity Incentive Plan.	S-4	12/02/2016	10.37
10.2.1*	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-4	12/02/2016	10.38
10.2.2*	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-Q	05/11/2017	10.12
10.3*	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.3.1*	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.4*	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).	S-4	12/02/2016	10.39
10.5*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	05/11/2017	10.13

10.6*	Amended and Restated Employment Agreement, dated June 17, 2014, by and between Registrant and Samuel D. Riccitelli.	10-Q	08/14/2014	10.4
10.6.1*	Amendment to Amended and Restated Employment Agreement, dated July 23, 2014, by and between Registrant and Samuel D. Riccitelli.	8-K	07/23/2014	10.2
10.7*	Employment Agreement, dated August 4, 2014, by and between Registrant and Tamara A. Seymour.	8-K	07/23/2014	10.1
10.8*	Employment Agreement by and between the Registrant and William S. Marshall, Ph.D., dated as of December 2, 2016.	S-4	12/02/2016	10.33
10.9*	Employment Agreement by and between the Registrant and Jason A. Leverone, dated as of December 2, 2016.	S-4	12/02/2016	10.34
10.10*	Employment Agreement by and between the Registrant and Adam S. Levy, dated as of December 2, 2016.	S-4	12/02/2016	10.35
10.11*	Employment Agreement by and between the Registrant and Paul D. Rubin, M.D., dated as of December 2, 2016.	S-4	12/02/2016	10.36
10.12	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.12.1	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.12.2	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.13†	Exclusive Patent License Agreement, dated as of April 16, 2008, by and between Registrant and Board of Regents of The University of Texas System.	S-4	12/02/2016	10.41
10.14†	Exclusive Patent License Agreement, dated as of April 16, 2008, by and between Registrant and Board of Regents of The University of Texas System.	S-4	12/02/2016	10.42
10.15†	License and Collaboration Agreement, dated as of October 20, 2010, by and between Registrant and T2Cure GmbH.	S-4	12/02/2016	10.43
10.15.1	Amendment No. 1 to License and Collaboration Agreement, dated as of July 8, 2014, by and between Registrant and T2cure GmbH.	S-4	12/02/2016	10.43.1
10.16†	Amended and Restated License Agreement, dated as of December 31, 2012, by and between Registrant and Santaris Pharma A/S.	S-4	12/02/2016	10.44
10.17†	License and Collaboration Agreement, dated as of October 12, 2011, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45
10.17.1†	First Amendment of the License and Collaboration Agreement, effective as of May 13, 2013, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.1
10.17.2†	Second Amendment of the License and Collaboration Agreement, effective as of April 10, 2014, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.2
10.17.3†	Third Amendment of the License and Collaboration Agreement, effective as of May 28, 2015, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.3

10.17.4	Fourth Amendment of the License and Collaboration Agreement, effective as of September 22, 2016, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.4
10.17.5†	Fifth Amendment of the License and Collaboration Agreement, effective as May 2, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	08/11/2017	10.1
10.17.6†	Sixth Amendment of the License and Collaboration Agreement, effective as September 27, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	11/09/2017	10.1
10.18†	Exclusive Patent License Agreement, dated as of May 10, 2016, by and between Registrant and The Brigham and Women’s Hospital, Inc.	S-4	12/02/2016	10.46
10.19†	Research Subaward Agreement, dated as of October 1, 2016, by and between Registrant and Yale University, as amended.	S-4	12/02/2016	10.51
10.19.1†	Amendment to Research Subaward Agreement, effective as of October 27, 2016, by and between Registrant and Yale University.	10-Q/A	06/07/2017	10.14
10.19.2†	Amendment to Research Subaward Agreement, effective as of July 1, 2017, by and between Registrant and Yale University.	10-Q	11/09/2017	10.2
10.20	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank.	S-4	12/02/2016	10.47
10.20.1	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank.	S-4	01/04/2017	10.47.1
10.21	Amended and Restated Loan and Security Agreement between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.1
10.22	Common Stock Sales Agreement, dated March 31, 2017, by and between the Registrant and Cowen and Company, LLC.	8-K	03/31/2017	10.1
21.1	Subsidiaries of the Registrant.	10-K	03/15/2018	21.1	•
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	03/15/2018	23.1	•
24.1	Power of Attorney (included on signature page hereto).	10-K	03/15/2018	24.1	•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-K	03/15/2018	31.1	•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-K	03/15/2018	31.2	•
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)	10-K	03/15/2018	32.1	•
101.INS***	XBRL Instance Document	10-K	03/15/2018		•
101.SCH***	XBRL Taxonomy Extension Schema Document	10-K	03/15/2018		•
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/15/2018		•
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/15/2018		•
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/15/2018		•

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/15/2018	•
____________________

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
*	Management contract or compensatory plans or arrangements.
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

MIRAGEN THERAPEUTICS, INC.

Date: March 15, 2018

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

Signature	Title	Date

/s/ William S. Marshall, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
William S Marshall, Ph.D.

/s/ Jason A. Leverone	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer; Principal Accounting Officer)	March 15, 2018
Jason A. Leverone

/s/ Bruce L. Booth, Ph.D.	Chairman of the Board	March 15, 2018
Bruce L. Booth, Ph.D.

/s/ Christopher Bowden, M.D.	Director	March 15, 2018
Christopher Bowden, M.D.

/s/ Jeffrey S. Hatfield	Director	March 15, 2018
Jeffrey S. Hatfield

/s/ Thomas E. Hughes, Ph.D.	Director	March 15, 2018
Thomas E. Hughes, Ph.D.

/s/ Kevin Koch, Ph.D.	Director	March 15, 2018
Kevin Koch, Ph.D.

/s/ Joseph L. Turner	Director	March 15, 2018
Joseph L. Turner

/s/ Arlene M. Morris	Director	March 15, 2018
Arlene M. Morris

MIRAGEN THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Miragen Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Miragen Therapeutics, Inc. (and subsidiary) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
Denver, Colorado
March 15, 2018

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$47,441	$22,104
Accounts receivable	1,456	20
Prepaid expenses and other current assets	2,971	1,753
Total current assets	51,868	23,877
Property and equipment, net	563	625
Other assets	50	258
Total assets	$52,481	$24,760

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$906	$1,007
Accrued liabilities	2,991	3,909
Current portion of notes payable	—	1,969
Total current liabilities	3,897	6,885
Notes payable, less current portion	9,922	2,820
Other liabilities	152	—
Total liabilities	13,971	9,705
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value; 7,169,176 shares authorized; 7,149,176 shares issued and outstanding and liquidation preference of $21,448 at December 31, 2016	—	23,124
Series B redeemable convertible preferred stock, $0.001 par value; 2,183,318 shares authorized; 2,166,651 shares issued and outstanding and liquidation preference of $13,000 at December 31, 2016; stated at accreted redemption value	—	12,975
Series C redeemable convertible preferred stock, $0.001 par value; 9,303,000 shares authorized; 9,268,563 shares issued and outstanding and liquidation preference of $41,060 at December 31, 2016; stated at accreted redemption value	—	40,877
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,568,006 and 833,744 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	226	8
Additional paid-in capital	131,877	5,147
Accumulated deficit	(93,593)	(67,076)
Total stockholders’ equity (deficit)	38,510	(61,921)
Total liabilities, preferred stock, and stockholders’ equity (deficit)	$52,481	$24,760

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenue:
Collaboration revenue	$3,097	$2,814
Grant revenue	906	663
Total revenue	4,003	3,477
Operating expenses:
Research and development	19,623	13,692
General and administrative	10,912	6,772
Total operating expenses	30,535	20,464
Loss from operations	(26,532)	(16,987)
Other income (expense):
Interest and other income	403	39
Interest and other expense	(383)	(326)
Net loss	(26,512)	(17,274)
Accretion of redeemable convertible preferred stock to redemption value	(5)	(49)
Net loss available to common stockholders	$(26,517)	$(17,323)
Net loss per share, basic and diluted	$(1.38)	$(28.21)
Weighted-average shares used to compute basic and diluted net loss per share	19,244,605	614,017

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	14,952,053	$60,850	601,667	$6	$4,457	$(49,753)	$(45,290)
Issuance of Series C redeemable convertible preferred stock	3,632,337	16,077	—	—	—	—	—
Issuance of common stock under subscription agreement	—	—	49,374	—	281	—	281
Exercises of stock options	—	—	182,703	2	211	—	213
Share-based compensation expense	—	—	—	—	198	—	198
Accretion of preferred stock to current redemption value	—	49	—	—	—	(49)	(49)
Net loss	—	—	—	—	—	(17,274)	(17,274)
Balance at December 31, 2016	18,584,390	76,976	833,744	8	5,147	(67,076)	(61,921)
Issuance of common stock, net of issuance cost; private financing	—	—	6,359,628	64	39,092	—	39,156
Issuance of common stock, net of issuance cost; at the market	—	—	840,534	8	7,595	—	7,603
Accretion of redeemable convertible preferred stock to redemption value	—	5	—	—	—	(5)	(5)
Conversion of preferred stock to common stock	(18,584,390)	(76,981)	13,066,666	131	76,850	—	76,981
Issuance of common stock upon reverse merger	—	—	1,024,960	10	194	—	204
Reclassification of warrant liability to equity	—	—	—	—	51	—	51
Issuance of common stock upon cashless exercise of warrant	—	—	16,387	—	—	—	—
Exercises of stock options and issuance of restricted stock awards	—	—	412,894	5	302	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	13,193	—	110	—	110
Issuance of warrant classified as equity	—	—	—	—	127		127
Share-based compensation expense	—	—	—	—	2,409	—	2,409
Net loss	—	—	—	—	—	(26,512)	(26,512)
Balance at December 31, 2017	—	$—	22,568,006	$226	$131,877	$(93,593)	$38,510

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,512)	$(17,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	341
Issuance of common stock under subscription agreement	—	281
Share-based compensation expense	2,409	198
Non-cash interest expense	94	158
Change in fair value of preferred stock warrants	—	3
Changes in operating assets and liabilities:
Accounts receivable	(1,436)	(20)
Prepaid expenses and other assets	(724)	(426)
Deferred revenue	—	(519)
Accounts payable	(101)	292
Accrued and other liabilities	(2,205)	2,211
Net cash used in operating activities	(28,167)	(14,755)
Cash flows from investing activities:
Cash acquired in reverse merger	1,280	—
Purchases of property and equipment	(246)	(250)
Purchases of short-term investments	—	(1,000)
Maturity of short-term investments	—	1,000
Net cash provided by (used in) investing activities	1,034	(250)
Cash flows from financing activities:
Proceeds from the sale of common stock - private financing	40,703	—
Payment of issuance costs associated with the sale of common stock - private financing	(1,216)	—
Proceeds from the sale of common stock - at the market	7,862	—
Payment of issuance costs associated with the sale of common stock - at the market	(330)	—
Payment of issuance costs associated with the shelf registration	(299)	—
Proceeds from issuance of notes payable	10,000	—
Payments of principal on notes payable	(4,667)	(333)
Proceeds from the exercise of stock options	307	213
Proceeds from stock purchases under employee stock purchase plan	110	—
Proceeds from issuance of redeemable convertible preferred stock	—	16,091
Payment of redeemable convertible preferred stock issuance costs		(91)
Payment of notes payable issuance costs	—	(6)
Net cash provided by financing activities	52,470	15,874
Net increase in cash and cash equivalents	25,337	869
Cash and cash equivalents at beginning of period	22,104	21,235
Cash and cash equivalents at end of period	$47,441	$22,104

Supplemental disclosure of cash flow information
Interest paid	$446	$164
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$76,981	$—
Liabilities assumed, net of non-cash assets received in reverse merger	$1,076	$—

Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$331	$—
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (At the market / shelf costs)	$23	$—
Issuance of warrant classified as equity	$127	$—
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$51	$—
Accretion of redeemable convertible preferred stock to redemption value	$5	$49

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. A leader in microRNA therapeutics discovery and development, the Company has advanced two product candidates, cobomarsen, also known as MRG-106, and MRG-201, into clinical development. The Company is also developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Cobomarsen is an inhibitor of microRNA-155 (“miR-155”), which is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In the Company’s Phase 1 clinical trial of cobomarsen in CTCL, 90% of patients treated systemically demonstrated improvement in modified Severity Weighted Assessment Tool (“mSWAT”) score, which is a measurement of the severity of skin disease over a patient’s entire body.

MRG-201 is a replacement for microRNA-29 (“miR-29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of MRG-201, the Company observed a statistically-significant reduction in fibroplasia, or scar tissue deposition, with no adverse effects on incisional wound healing when MRG-201 was given.

MRG-110 is an inhibitor of microRNA-92 (“miR-92”), a microRNA that is expressed in endothelial cells and has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. The compound is being developed for use in various indications in which enhanced vascular density is expected to provide clinical benefit. The Company retains all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

In addition to these programs, the Company continues to develop a pipeline of wholly-owned preclinical product candidates. The Company believes that its preclinical product candidates offer the potential to treat a number of indications including oncology, visual pathologies, neurodegeneration, and hearing loss. The goal of the Company’s translational medicine strategy is to progress rapidly to first-in-human trials once it has adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

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

The holders of shares of Private Miragen common stock outstanding immediately prior to the Merger received approximately 0.7031 shares of the Company’s common stock in exchange for each share of Private Miragen common stock in the Merger. Following the Merger on February 13, 2017, the combined company had 21,309,440 shares of common stock outstanding at a par value of $0.01 per share (the “Common Stock”) as compared to the par value of Private Miragen’s common stock of $0.001 per share. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the exchange ratio and change in par value for all periods presented.

Liquidity

The Company has incurred annual net operating losses since its inception. As of December 31, 2017, the Company had an accumulated deficit of $93.6 million and a net loss of $26.5 million for the year ended December 31, 2017.

In February 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives (the “Representatives”) of several underwriters (collectively with the Representatives, the “Underwriters”), relating to a public offering of its Common Stock. Under the Underwriting Agreement, in February 2018 the Company sold 7,414,996 shares of Common Stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

The Company’s management believes that the $47.4 million of cash and cash equivalents on hand at December 31, 2017, combined with the proceeds received from the February 2018 public offering, will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs into early 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Miragen Europe. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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

The Company recognizes revenue from non-refundable upfront license fees over the term of performance under the Servier Collaboration Agreement. When the performance period is not specified, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood, of achievement of development commitments, and any other significant commitments. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying consolidated balance sheets. Expected performance periods are reviewed periodically and, if applicable, the amortization period is adjusted, which may accelerate or decelerate revenue recognition. The timing of revenue recognition, specifically as it relates to the amortization of upfront license fees, is significantly influenced by the Company’s estimates.

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Company assesses whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, the Company accounts for the milestone payment using a method consistent with the related units of accounting for the arrangement over the estimated performance period.

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

Clinical Trial and Preclinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for clinical trials and preclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. Payments under the Company’s agreements with external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to the Company’s research and development expenses may be necessary in future periods as its estimates change.

Cash and Cash Equivalents

All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value due to the short maturities of these instruments.

Fair Value of Financial Instruments

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2017		December 31, 2016
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$47,653	$—	$22,189	$—
Liabilities:
Preferred and common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$133
____________________

(1)	Amounts presented for each period above differ from cash and cash equivalents reported in the consolidated balance sheets due to outstanding disbursements and deposits.

A reconciliation of the beginning and ending balances of the Company’s liabilities measured at fair value using significant unobservable, or Level 3, inputs are as follows for the years ended December 31 (in thousands):

Balance of liability as of December 31, 2015	$169
Other	(39)
Change in estimated value of warrants	3
Balance of liability as of December 31, 2016	133
Reclassification of warrant liability to equity	(51)
Balance of liability as of December 31, 2017	$82

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

The Company accounts for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for redeemable preferred stock and certain warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in interest expense and other related expenses. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, which include short-term investments that have maturities of less than three months. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company invests its excess cash primarily in deposits and money market funds held with one financial institution.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2017 and 2016.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity (deficit). There were no elements of comprehensive loss during the years ended December 31, 2017 and 2016.

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

The Company’s significant deferred tax assets are for net operating loss carryforwards, tax credits, accruals and reserves, and capitalized start-up costs. The Company has provided a valuation allowance for its entire net deferred tax assets since inception as, due to its history of operating losses, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized.

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2017 and 2016.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction to the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Adopted

Share-based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. Certain aspects of this standard require retrospective or prospective adoption. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements.

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements due to the full valuation allowance on all net deferred tax assets.

Recent Accounting Pronouncements – Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

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

The Company plans to adopt these new standards in the first quarter of 2019. As of December 31, 2017, there were limited contracts that will be in effect (actively) as of the transition date and, accordingly, the Company has not yet determined the effect of the standard on its consolidated financial statements. The Company’s selected implementation transition method will be dependent upon contracts that are in place closer to the transition date.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Other new pronouncements issued but not effective as of December 31, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In October 2011, the Company entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, as amended, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In 2017, the Company and Servier agreed to amend the Servier Collaboration Agreement to remove all existing targets, add one new target (microRNA-92), and grant Servier with the right to add one additional target through September 2019. Under the terms of the amended agreement, the term of the research collaboration has been extended through September 2019.

Servier’s rights to each named target is limited to therapeutics in the field of cardiovascular disease, as defined, and in their territory, which is worldwide except for the United States and Japan. The Company retains all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan.

The Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.9 million to $16.5 million as of December 31, 2017) and regulatory milestone payments of €10.0 million to €40.0 million ($12.0 million to $47.9 million as of December 31, 2017) for each target. Additionally, the Company may receive up to €175.0 million ($209.6 million as of December 31, 2017) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

As part of the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which is referred to as the Research Collaboration. The current term of the Research Collaboration extends through September 2019. Servier is responsible for funding the costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the year ended December 31, 2017 and 2016, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $3.1 million and $2.3 million, respectively.

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

The Servier Collaboration Agreement will expire as to each underlying product candidate when Servier’s royalty obligations as to such product candidate have expired. Servier may also terminate the Servier Collaboration Agreement for: (i) convenience upon a specified number of days’ prior notice to the Company or (ii) upon determination of a safety issue relating to development under the agreement upon a specified number of days’ prior notice to the Company. Either party may terminate the Servier Collaboration Agreement upon a material breach by the other party which is not cured within a specified number of days. The Company may also terminate the agreement if Servier challenges any of the patents licensed by the Company to Servier.

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measured its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as revenue during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recognized license revenue of $0.5 million, respectively.

In total, for the years ended December 31, 2017 and 2016, the Company recognized $3.1 million and $2.8 million, respectively, as revenue under the Servier Collaboration Agreement. Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $1.1 million and $0.3 million as of December 31, 2017 and 2016, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. As of December 31, 2017, accounts receivable for Servier research and related intellectual property activities totaled $1.4 million. At December 31, 2016, the Company had no amounts billed to Servier included in accounts receivable.

4. REVERSE MERGER

On February 13, 2017, Private Miragen completed the Merger as discussed in Note 1. For accounting purposes, Private Miragen is considered to be acquiring Signal in the Merger. Private Miragen was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the Private Miragen security holders owned approximately 95.2% of the combined company’s outstanding common stock immediately following the closing of the Mergers; (ii) former Private Miragen directors held all of the board seats in the combined company immediately following the closing of the Mergers; and (iii) Private Miragen management holds key management positions of the combined company. The Merger has been accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Private Miragen do not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of February 13, 2017, the date the Mergers were completed.

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

The following table summarizes the net assets acquired based on their estimated fair values as of February 13, 2017, prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Lab equipment	$2,229	$2,163
Leasehold improvements	737	688
Computer hardware and software	355	281
Furniture and fixtures	77	51
Property and equipment, gross	3,398	3,183
Less: accumulated depreciation and amortization	(2,835)	(2,558)
Property and equipment, net	$563	$625

During each year ended December 31, 2017 and 2016, depreciation and amortization expense was $0.3 million. Depreciation and amortization expense is recorded primarily in research and development expense on the consolidated statements of operations.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued employee compensation and related taxes	$1,538	$928
Accrued outsourced clinical and preclinical studies	581	1,684
Accrued other professional service fees	232	124
Accrued equipment and lab materials	197	—
Accrued legal fees and expenses	185	759
Value of liability-classified stock purchase warrants	82	133
Deferred and accrued facility lease obligations	74	221
Other accrued liabilities	102	60
Total accrued liabilities	$2,991	$3,909

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”), which amended and restated the loan and security agreement Private Miragen entered into with Silicon Valley Bank in April 2015 (the “2015 SVB Loan Agreement”).

Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Amounts outstanding bear interest at the prime rate (4.50% at December 31, 2017), with a final payment fee equal to $0.9 million due upon maturity. The Company used a portion of the debt facility to repay amounts due under the 2015 SVB Loan Agreement, including $2.8 million for the outstanding principal and $0.3 million for the final interest payment. As of December 31, 2017, no additional amounts are available under the 2017 SVB Loan Agreement.

The Company may elect to prepay prior to maturity all or any portion of the outstanding principal amounts under the 2017 SVB Loan Agreement, subject to a prepayment charge, depending on the date of prepayment or upon the occurrence of an event of default in which the Company’s obligations to repay the outstanding principal is accelerated.

The Company’s obligations under the 2017 SVB Loan Agreement are secured by a first priority security interest, right, and title in all business assets, excluding the Company’s intellectual property, which is subject to a negative pledge.

The 2017 SVB Loan Agreement includes customary representations, warranties, and covenants (affirmative and negative), including restrictive covenants that limit the Company’s ability to: encumber or dispose of the collateral securing the loan; change the business of the Company; transfer a material portion of the Company’s assets; acquire other businesses; and merge or consolidate with or into any other business organization; incur additional indebtedness; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; enter into specified material transactions with Company affiliates; make non-ordinary course payments or enter into any amendment regarding subordinated debt of the Company; or become an “investment company” under the Investment Company Act of 1940, as amended; in each case subject to specified exceptions.

The 2017 SVB Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, material breaches of representations or warranties, the occurrence of a material adverse change (as defined in the 2017 SVB Loan Agreement), events relating to bankruptcy or insolvency; breaches of material third-party agreements; the occurrence of an unsatisfied material judgment against the Company; specified governmental actions against the Company, including specified actions by the U.S. Food and Drug Administration. Upon the occurrence of an event of default, Silicon Valley Bank may declare all outstanding obligations immediately due and payable, including a prepayment charge, and take such other actions as are set forth in the 2017 SVB Loan Agreement. Upon the occurrence of an event of default, at the Silicon Valley Bank’s discretion, interest on the 2017 SVB Loan Agreement will accrue at 5.0% above the rate that is otherwise applicable thereto until the earlier of the repayment of the Company’s obligations under the 2017 SVB Loan Agreement or the cure of such event of default.

2015 Silicon Valley Bank Loan Agreement

In April 2015, Private Miragen entered into the 2015 SVB Loan Agreement and $5.0 million was funded in May 2015, which had a 30-month payment period following an 18-month interest-only payment period that ended in November 2016. Interest accrued on amounts outstanding at the prime rate minus 0.25%, with a final payment fee equal to 5.50% of amounts borrowed. Upon the execution of the 2017 SVB Loan Agreement, the 2015 SVB Loan agreement was terminated in its entirety. As a result, the Company paid the remaining principal and final interest payment with proceeds from the 2017 SVB Loan Agreement. The Company accounted for the termination of the 2015 SVB Loan Agreement as an extinguishment and incurred a loss on debt extinguishment of $0.1 million, which was recorded within interest expense.

In connection with the 2015 SVB Loan Agreement entered into in April 2015, Private Miragen issued detachable warrants to purchase up to 11,718 shares of Private Miragen preferred stock at an adjusted exercise price of $8.53 per share. At issuance, the warrants were classified as a liability subject to remeasurement at each balance sheet date. Immediately prior to the Merger, these warrants became exercisable for Private Miragen common stock, which was immediately exchanged for the right to purchase the Company’s Common Stock. The Company determined that although the warrants were no longer exercisable for redeemable preferred stock, the warrants continued to be classified as a liability after the Merger due to the right of the holder to require the Company to repurchase the warrants for $0.1 million under certain circumstances. As of December 31, 2017, the Company estimated the fair value of the warrants to be $0.1 million using a probability adjusted present value method with the following assumptions: term of two years, discount rate of 6.8%, and probability of 90.0%.

Amounts outstanding under the SVB loan agreements were as follows:

	December 31,
	2017	2016
	(in thousands)
Principal amount outstanding	$10,000	$4,667
Unamortized debt discount	(119)	(14)
Unamortized debt issuance costs	—	(31)
Accreted final payment fee	41	167
Total notes payable	9,922	4,789
Less: current maturities	—	(1,969)
Long-term notes payable, net of current portion	$9,922	$2,820

Future annual minimum principal payments under the 2017 SVB Loan Agreement December 31, 2017 are as follows (in thousands):

2018	$—
2019	2,333
2020	4,000
2021	3,667
Total	$10,000

In connection with the 2017 SVB Loan Agreement, the Company issued detachable warrants to purchase up to 24,097 shares of the Company’s Common Stock at an exercise price of $7.15 per share. At issuance, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement. The Company estimated the fair value of the warrants at issuance to be $0.1 million using a probability adjusted present value method with the following assumptions: term of 7 years, discount rate of 2.26%, and volatility rate of 80.70%.

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

If an executive is terminated without cause, as defined in the employment agreements, or an executive resigns for good reason, as defined in the employment agreements, then the executive is entitled to receive, upon the execution of a release agreement, a severance package consisting of: (i) the equivalent of 12 months of the executive’s base salary in effect immediately prior to date of termination; (ii) acceleration of vesting of the equivalent of 12 months of vesting of the executive’s outstanding unvested stock options or other equity awards that were outstanding as of the effective date of the executive’s employment agreement; and (iii) 12 months of continued health coverage.

If an executive is terminated without cause or resigns for good reason within one month prior to or 12 months following a change of control, as defined in the employment agreements, the executive is entitled to receive, upon the execution of a release agreement, a severance package consisting of: (i) the equivalent of 12 months of the executive’s base salary in effect immediately prior to date of termination; (ii) the vesting in full of the executive’s then-outstanding stock options or other equity awards subject to time-based vesting; and (iii) 12 months of continued health coverage. Solely in the case of the Company’s Chief Executive Officer, if such termination occurs one month before or 12 months following a change of control, then, upon the execution of a release agreement, the executive is entitled to: (i) the equivalent of 24 months of the executive’s base salary in effect immediately prior to the date of termination; (ii) the vesting in full of the executive’s outstanding stock options or other equity awards subject to time-based vesting; and (iii) 12 months of continued health coverage.

License Agreements with the University of Texas

As of December 31, 2017, the Company had five exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the years ended December 31, 2017 and 2016, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement.

The license term extends on a product-by-product and country-by-country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully paid license in such country. The Company may also terminate each UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreements after a defined date under specified circumstances where the Company has effectively abandoned its research and development efforts or has no sales. The UT License Agreements will terminate under customary termination provisions including automatic termination upon the Company’s bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. All charges incurred under the UT License Agreements have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

In June 2010, Private Miragen entered into a license agreement with the Santaris Pharma A/S, which was subsequently acquired by F. Hoffmann-La Roche Ltd (“Roche”) in 2014, and subsequently changed its name to Roche Innovation Center Copenhagen A/S (“RICC”). The agreement was amended in October 2011 and amended and restated in December 2012 (the “RICC License Agreement”).

Under the RICC License Agreement, the Company has received exclusive and nonexclusive licenses from RICC to use specified technology of RICC (the “RICC Technology”) for specified uses including research, development, and commercialization of pharmaceutical products using this technology worldwide. Under the RICC License Agreement, the Company has the right to develop and commercialize the RICC Technology directed to four specified targets and the option to obtain exclusive product licenses for up to six additional targets. The acquisition of Santaris Pharma A/S by Roche was considered a change-of-control under the RICC License Agreement, and as such, certain terms and conditions of the RICC License Agreement changed, as contemplated and in accordance with the RICC License Agreement. These changes primarily relate to milestone payments reflected in the disclosures below. As consideration for the grant of the license and option, Private Miragen previously paid RICC $2.3 million and issued RICC 856,806 shares of Private Miragen’s Series A convertible preferred stock, which were subsequently transferred to Roche Finance Ltd, an affiliate of Roche, and, in 2017, were converted into 602,420 shares of Common Stock as a result of the Merger. If the Company exercises its option to obtain additional product licenses or to replace the target families, it will be required to make additional payments to RICC.

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

For the years ended December 31, 2017 and 2016, the Company paid $0.6 million and $0.2 million, respectively, to RICC for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, Private Miragen and Yale University (“Yale”) entered into a subcontract agreement and into a subaward agreement in March 2015 (the “Yale Agreements”), which were subsequently amended. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to pay the Company up to $1.1 million over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through December 31, 2017, the Company received $0.1 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

In October 2010, Private Miragen entered into a license and collaboration agreement (the “t2cure Agreement”) with t2cure GmbH (“t2cure”), which was subsequently amended. Under the t2cure Agreement, the Company received a worldwide, royalty-bearing, and exclusive license to specified patent and technology rights relating to miR-92.

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2017); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

Under the terms of the t2cure Agreement, the Company is obligated to make the following future milestone payments for each licensed product: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the European Union or Japan. Additionally, if the Company or any of its sublicensees successfully commercialize any product candidate subject to the t2cure Agreement, it is responsible for royalty payments equal to percentages in the low-single digits upon net sales of licensed products and sublicense fees equal to a percentage in the low-twenties of sublicense income received by it. The Company is obligated to make any such royalty payment until the later of: (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. The Company also has the right to decrease its royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

The license term extends on a country-by-country basis until the later of: (i) the tenth anniversary of the first commercial sale of a licensed product in a country and (ii) the expiration of the last to expire valid claim that claims such licensed product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully paid license in such country. The Company has the right to terminate the t2cure Agreement at will, on a country-by-country basis, after 60 days’ written notice. The t2cure Agreement will also automatically terminate upon the Company’s bankruptcy or insolvency or upon notice of an uncured material breach.

The Company has expensed all charges incurred under the t2cure Agreement to date, due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with The Brigham and Women’s Hospital

In May 2016, Private Miragen and The Brigham and Women’s Hospital (“BWH”) entered into an exclusive patent license agreement (the “BWH License Agreement”). Under the BWH License Agreement, the Company has an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, the Company is obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of the Company’s product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If the Company were to successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product-by-product and country-by-country basis upon the expiration of the last patent claim in such country that is subject to the BWH License Agreement and covers the product, and the Company’s license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. The Company is also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, the Company is obligated to use commercially reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

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

During the year ended December 31, 2017, the Company paid the first annual license fee, which was immaterial.

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

During both years ended December 31, 2017 and 2016, rent expense was $0.3 million. The Company is also required to pay for operating expenses related to the leased space, which was $0.3 million for both years ended December 31, 2017 and 2016.

Future annual minimum payments under the lease as of December 31, 2017 were as follows (in thousands):

2018	$391
2019	404
2020	277
Total	$1,072

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

As of December 31, 2017, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Although the Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion right, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

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

As of December 31, 2017, the Company sold, pursuant to the terms of the ATM Agreement, 840,534 shares of Common Stock, at a weighted average price of $9.35 per share, for aggregate gross proceeds of approximately $7.9 million. Net proceeds received during the year ended December 31, 2017 were approximately $7.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

The Company incurred approximately $0.4 million in offering costs for the ATM Agreement, including costs for the related shelf filing, but excluding the commissions paid to Cowen as sales agent. The costs incurred are initially included in prepaid expenses and other current assets and are being amortized to a reduction of offering costs as shares are sold under the ATM Agreement. The costs reflected in the consolidated statements of cash flows include the 3.0% commission paid to Cowen on shares sold ($0.2 million through December 31, 2017) along with $23 thousand of amortized offering costs.

10. WARRANTS

Stock purchase warrant activity is as follows:

	Common Stock Warrants		Preferred Stock Warrants
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2015	7,031	$0.57	25,779	$6.21
Granted	—	$—	—	$—
Outstanding at December 31, 2016	7,031	$0.57	25,779	$6.21
Warrants acquired in Merger	13,534	$80.70	—	$—
Preferred stock warrants converted into Common Stock warrants	25,779	$6.21	(25,779)	$6.21
Granted	24,097	$7.15	—	$—
Exercised	(21,092)	$3.04	—	$—
Outstanding at December 31, 2017	49,349	$27.65	—	$—

A summary of outstanding Common Stock purchase warrants as of December 31, 2017 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

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

As of December 31, 2017, there were 1,922,261 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) 902,720 shares from previous automatic increases to the share reserve (as described in more detail below), including the automatic increase of 902,720 shares effected on January 1, 2018. In addition, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31st of the preceding calendar year; however the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. As of December 31, 2017, there were 940,298 equity awards outstanding and 742,058 remaining equity awards available for future issuances under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,884	$0.95
Granted	793	$2.45
Exercised	(183)	$(1.17)
Forfeited	(173)	$(1.04)
Outstanding at December 31, 2016	2,321	$1.44
Granted	989	$11.37
Exercised	(412)	$(0.74)
Forfeited	(35)	$(11.36)
Outstanding at December 31, 2017	2,863	$4.85	6.64	$17,021
Vested or expected to vest at December 31, 2017	2,863	$4.85	6.64	$17,021
Exercisable as of December 31, 2017	1,616	$2.17	4.84	$13,495

The total intrinsic value of stock options exercised during the year ended December 31, 2017 and 2016 was $3.8 million and $0.8 million, respectively. Cash received from the exercise of stock options during the year ended December 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from public companies similar to the Company in size and nature of operations. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and expected option exercise behaviors. Prior to the Merger, Private Miragen estimated the fair value of underlying shares of common stock using a third-party valuation report that derived the fair value using the probability-weighted expected return method. After the Merger, the fair value of the underlying Common Stock is based on the closing price of the Common Stock on The Nasdaq Capital Market at the date of grant.

Stock Options Granted to Employees

The weighted-average fair value of options granted during the years ended December 31, 2017 and 2016 was $8.27 and $1.69, respectively. The fair value was determined by the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term, in years	6.43	5.00
Expected volatility	83.8%	85.8%
Risk-free interest rate	2.1%	1.3%
Expected dividend yield	—%	—%
Weighted-average grant date fair value of underlying Common Stock	$11.37	$2.45

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the years ended December 31, 2017 and 2016.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of December 31, 2017, the Company had 0.2 million shares available for issuance and 13 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the current purchase period is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Research and development	$917	$53
General and administrative	1,492	145
Total share-based compensation expense	$2,409	$198

As of December 31, 2017, the Company had $7.0 million of total unrecognized employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.0 years. As of December 31, 2017, based on the current estimate of fair value, the Company estimates that the remaining unrecognized share-based compensation expense related to non-employees of $42 thousand will be recorded to expense over a weighted-average remaining period of 0.7 years.

12. INCOME TAXES

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the federal tax rate, the Company remeasured its ending net deferred tax assets and liabilities as of December 31, 2017. This remeasurement resulted in a $10.8 million revaluation to net deferred tax assets, which was equally offset by a reduction to the recorded valuation allowance.

Since its inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. This amount differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to pretax loss due to the provision of a valuation allowance to the extent of the Company’s net deferred tax asset, as well as to state income taxes and nondeductible expenses.

The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.2
Federal and state tax credits	(4.8)	5.2
Transaction costs	(2.9)	—
Amortization of interest and related charges	—	(0.1)
Other permanent items	1.9	(0.4)
Change in valuation allowance	14.5	(43.0)
Change in tax rate	(40.7)	—
Net operating loss reduction	(6.7)	—
Other, net	0.6	0.1
Effective income tax rate	—%	—%

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net operating loss carryforwards	$18,257	$20,961
Tax credits	2,287	2,785
Accruals and reserves	697	1,182
Start-up costs	829	1,414
Stock-based expense	439	—
Gross deferred tax assets	22,509	26,342
Valuation allowance	(22,509)	(26,342)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company had approximately $73.2 million and $2.3 million of net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2028. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the provisions of Internal Revenue Code Sections 382 and 383 and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions, the Company estimated an aggregate limitation on the utilization of net operating losses of $4.6 million. In addition to the limitation of net operating losses of $4.6 million, approximately $2.8 million of research and development tax credits were derecognized with the inability of the Company to ever realize a benefit from those credits in the future.

As of December 31, 2017 and 2016, the Company’s net deferred tax assets before valuation allowance was $22.5 million and $26.3 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2017 and 2016. The change in valuation allowance was a decrease of $3.8 million in 2017 and an increase of

$7.4 million in 2016.

The Company has concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2017 and 2016. As of December 31, 2017 and 2016, the Company had no accrued interest related to uncertain tax positions.

The Company’s federal and state returns for 2013 through 2017 remain open to examination by tax authorities.

13. NET LOSS PER SHARE

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

Potentially dilutive securities include the following:

	December 31,
	2017	2016
	(in thousands)
Options to purchase Common Stock	2,863	2,321
Warrants to purchase Common Stock	49	7
Redeemable convertible preferred stock (1)	—	13,067
Warrants to purchase redeemable convertible preferred stock	—	26
Total	2,912	15,421
____________________

(1)
In February 2017, in conjunction with the Merger, all of the outstanding redeemable convertible preferred stock of Private Miragen converted into Private Miragen common stock at a ratio of 1:1 and was immediately exchanged for the Company’s Common Stock at an exchange ratio of 0.7031 as a result of the Merger. Share amounts in the table above reflect this conversion.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2017:

	For the Quarters Ended
	March	June	September	December
	(in thousands)
Revenue	$462	$718	$1,631	$1,192
Research and development expenses	(4,120)	(5,487)	(5,018)	(4,998)
General and administrative expenses	(3,281)	(2,581)	(2,502)	(2,548)
Other income (expense), net	(41)	38	55	(32)
Net loss	$(6,980)	$(7,312)	$(5,834)	$(6,386)
Net loss available to common stockholders	$(6,985)	$(7,312)	$(5,834)	$(6,386)
Net loss per share, basic and diluted	$(0.60)	$(0.34)	$(0.27)	$(0.29)

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2016:

	For the Quarters Ended
	March	June	September	December
	(in thousands)
Revenue	$917	$1,115	$936	$509
Research and development expenses	(3,466)	(3,355)	(2,965)	(3,906)
General and administrative expenses	(992)	(1,210)	(2,053)	(2,517)
Other expense, net	(82)	(74)	(71)	(60)
Net loss	$(3,623)	$(3,524)	$(4,153)	$(5,974)
Net loss available to common stockholders	$(3,635)	$(3,536)	$(4,166)	$(5,986)
Net loss per share, basic and diluted	$(5.58)	$(5.88)	$(6.92)	$(9.20)

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined there are no other subsequent events other than those presented in the notes above.