Form 10-K/A
period 2017-12-31
MIRAGEN THERAPEUTICS, INC.
filed 2018-04-20
CIK 1590750

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

Registrant’s telephone number, including area code: (720) 643-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 18, 2018, there were 30,192,373 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, amends the Annual Report on Form 10-K, or the Annual Report, of Miragen Therapeutics, Inc., or the Company, for the year ended December 31, 2017, as filed by the Company on March 15, 2018. This Amendment No. 1 hereby amends Part III, Item 11 of the Annual Report solely to add the information regarding director compensation included below. In addition, we are also including Exhibits 31.1, 31.2 and 32.1 required by the filing of this Amendment No. 1.

Except as otherwise stated herein, no other information contained in the Annual Report has been updated by this Amendment No. 1, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 is not an admission that the Annual Report, when originally filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading. Unless context requires otherwise, references in this Amendment No. 1 to “Miragen,” “the Company,” “we,” “us” and “our” refer to Miragen Therapeutics, Inc.

PART III

ITEM 11. EXECUTIVE COMPENSATION

2017 Director Compensation

The table below sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2017.

	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (2)	Total
Name(1)	($)	($)	($)	($)
Bruce L. Booth, Ph.D.	9,014	—	163,518(3)(4)	172,532
Christopher J. Bowden, M.D.	15,781	—	190,001(5)	205,782
Jeffrey S. Hatfield	16,767	—	190,001(5)	206,768
Thomas E. Hughes, Ph.D.	27,587	9,180(6)	115,325(4)(7)	152,093
Kevin Koch, Ph.D.	44,849	—	105,168(4)	150,017
Joseph L. Turner	44,110	—	321,046(4)(8)	365,156
Kyle A. Lefkoff(9)	20,842	—	—	20,842
John W. Creecy(10)	20,842	—	—	20,842
Bennett S. LeBow(11)	17,500	—	—	17,500
David A. Gonyer(12)	33,750	—	—	33,750
Douglas A. Schuling(13)	36,250	—	—	36,250
Robin L. Smith, M.D.(14)	35,000	—	—	35,000

(1)	Each of Dr. Marshall, our current president and chief executive officer, and Mr. Riccitelli, our prior president and chief executive officer, also served as a member of our board of directors in the fiscal year ended December 31, 2017. Each of Dr. Marshall’s and Mr. Riccitelli’s compensation for serving as our president and chief executive officer in 2017 is reported in the Summary Compensation Table and other compensation tables set forth under “Executive Compensation.” Each of Dr. Marshall and Mr. Riccitelli did not receive any additional compensation for his service on our board of directors.
(2)	The values set forth in this column are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.
(3)	On March 24, 2017, this non-employee director was granted stock options to purchase 6,727 shares of common stock at an exercise price of $12.00, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vested in three quarterly installments beginning on April 1, 2017.
(4)	On June 28, 2017, these non-employee directors were each granted stock options to purchase 12,000 shares of common stock at an exercise price of $12.06, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vest in full on June 30, 2018.
(5)	On August 10, 2017, these non-employee directors were each granted stock options to purchase 24,000 shares of common stock at an exercise price of $11.12, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vest in 36 monthly installments beginning on August 10, 2017.
(6)	On March 24, 2017, this non-employee director was granted a restricted stock award of 765 shares of common stock with a zero exercise price. The common stock shares vested in three quarterly installments beginning on April 1, 2017.
(7)	On March 24, 2017, this non-employee director was granted stock options to purchase 1,171 shares of common stock at an exercise price of $12.00, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vested in three quarterly installments beginning on April 1, 2017.
(8)	On February 13, 2017, this non-employee director was granted stock options to purchase of 24,000 shares of common stock at an exercise price of $12.30, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vest in 36 monthly installments beginning on February 13, 2017.
(9)	Mr. Lefkoff resigned from our board of directors on August 10, 2017.
(10)	Mr. Creecy resigned from our board of directors on August 10, 2017.
(11)	Mr. LeBow resigned from our board of directors on February 13, 2017 in connection with the Mergers.
(12)	Mr. Gonyer resigned from our board of directors on February 13, 2017 in connection with the Mergers.
(13)	Mr. Schuling resigned from our board of directors on February 13, 2017 in connection with the Mergers.
(14)	Dr. Smith resigned from our board of directors on February 13, 2017 in connection with the Mergers.

Arlene Morris is not included in the table above, because she did not become a member of our board of directors until January 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Exhibit	Form	Filing Date	Number
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-K/A	04/20/2018	31.1	•

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-K/A	04/20/2018	31.2	•

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	04/20/2018	32.1	•

**	This certification is being furnished pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAGEN THERAPEUTICS, INC.
Date: April 20, 2018

	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Amendment No. 1 to the Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Marshall William S. Marshall, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2018

/s/ Jason A. Leverone Jason A. Leverone	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer; Principal Accounting Officer)	April 20, 2018

* Bruce L. Booth, Ph.D.	Chairman of the Board	April 20, 2018

* Christopher Bowden, M.D.	Director	April 20, 2018

* Jeffrey S. Hatfield	Director	April 20, 2018

* Thomas E. Hughes, Ph.D.	Director	April 20, 2018

* Kevin Koch, Ph.D.	Director	April 20, 2018

* Joseph L. Turner	Director	April 20, 2018

* Arlene M. Morris	Director	April 20, 2018

*By:	/s/ William S. Marshall
William S. Marshall, Ph.D. Attorney-in-Fact