Form 10-Q
period 2018-03-31
MIRAGEN THERAPEUTICS, INC.
filed 2018-05-09
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-Q
____________________________________________
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of May 1, 2018, there were 30,192,373 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$78,099	$47,441
Accounts receivable	4,809	1,456
Prepaid expenses and other current assets	3,445	2,971
Total current assets	86,353	51,868
Property and equipment, net	589	563
Other assets	50	50
Total assets	$86,992	$52,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$760	$906
Accrued liabilities	3,377	2,991
Total current liabilities	4,137	3,897
Notes payable	10,018	9,922
Other liabilities	131	152
Total liabilities	14,286	13,971
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,186,540 and 22,568,006 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	302	226
Additional paid-in capital	170,658	131,877
Accumulated deficit	(98,254)	(93,593)
Total stockholders’ equity	72,706	38,510
Total liabilities and stockholders’ equity	$86,992	$52,481

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue	$4,756	$10
Grant revenue	28	452
Total revenue	4,784	462
Operating expenses:
Research and development	6,413	4,120
General and administrative	2,990	3,281
Total operating expenses	9,403	7,401
Loss from operations	(4,619)	(6,939)
Other income (expense):
Interest and other income	167	30
Interest and other expense	(209)	(71)
Net loss	(4,661)	(6,980)
Accretion of redeemable convertible preferred stock to redemption value	—	(5)
Net loss available to common stockholders	$(4,661)	$(6,985)
Net loss per share, basic and diluted	$(0.18)	$(0.60)
Weighted-average shares used to compute basic and diluted net loss per share	26,483,112	11,555,286

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	22,568,006	$226	$131,877	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	37,845
Shares issued for cash upon the exercise of stock options	179,598	2	110	—	112
Issuance of common stock for cash under employee stock purchase plan	23,940	—	110	—	110
Share-based compensation expense	—	—	790	—	790
Net loss	—	—	—	(4,661)	(4,661)
Balance at March 31, 2018	30,186,540	$302	$170,658	$(98,254)	$72,706

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,661)	$(6,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	790	419
Depreciation and amortization	69	73
Non-cash interest expense	96	32
Changes in operating assets and liabilities:
Accounts receivable	(3,353)	(257)
Prepaid expenses and other assets	(521)	(534)
Accounts payable	(146)	118
Accrued and other liabilities	365	(1,054)
Net cash used in operating activities	(7,361)	(8,183)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(44)
Cash acquired in reverse merger	—	1,280
Net cash provided by (used in) investing activities	(95)	1,236
Cash flows from financing activities:
Proceeds from the sale of common stock - public offering	40,782	—
Payment of issuance costs associated with the sale of common stock - public offering	(2,890)	—
Proceeds from the exercise of stock options	112	89
Proceeds from stock purchases under employee stock purchase plan	110	—
Proceeds from the sale of common stock - private financing	—	40,703
Payment of issuance costs associated with the sale of common stock - private financing	—	(1,176)
Payments of principal on notes payable	—	(500)
Net cash provided by financing activities	38,114	39,116
Net increase in cash and cash equivalents	30,658	32,169
Cash and cash equivalents at beginning of period	47,441	22,104
Cash and cash equivalents at end of period	$78,099	$54,273

Supplemental disclosure of cash flow information
Cash paid for interest	$112	$38
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$47	$—
Conversion of preferred stock to common stock	$—	$76,981
Liabilities assumed, net of non-cash assets received in reverse merger	$—	$1,076
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$—	$331
Unpaid financing costs included in prepaid expenses and other current assets and accrued liabilities	$—	$224
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$—	$51
Accretion of redeemable convertible preferred stock to redemption value	$—	$5

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. A leader in microRNA therapeutics discovery and development, the Company has advanced three product candidates, cobomarsen, also known as MRG-106, MRG-201, and MRG-110 into clinical development. The Company is developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Liquidity

The Company has incurred annual net operating losses since its inception. As of March 31, 2018, the Company had an accumulated deficit of $98.3 million and a net loss of $4.7 million for the three months ended March 31, 2018.

In February 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of several underwriters (the “Underwriters”), pursuant to which the Company sold 7,414,996 shares of Common Stock in an underwritten public offering at a price to the public of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

The Company’s management believes that the $78.1 million of cash and cash equivalents on hand at March 31, 2018 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs into early 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Miragen Therapeutics Europe Limited (“Miragen Europe”), which was formed in January 2011 for the sole purpose of submitting regulatory filings in Europe. Miragen Europe has no employees or operations.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period, or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.

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

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (1) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (2) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (3) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Company assesses whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, the Company accounts for the milestone payment using a method consistent with the related units of accounting for the arrangement over the estimated performance period.

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

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, laboratory supplies, depreciation, and facilities and overhead costs. The Company defers and capitalizes non-refundable advance payments for research and development activities until the related goods are received or services performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

	March 31, 2018		December 31, 2017
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$78,919	$—	$47,653	$—
Liabilities:
Preferred and common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
____________________

(1)	Amounts presented for each period above differ from cash and cash equivalents reported in the condensed consolidated balance sheets due to outstanding disbursements and deposits.

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

The Company accounts for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in interest expense and other related expenses. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2018 and 2017.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2018 and 2017.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2018 and 2017.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company does not anticipate the Tax Act to have a material impact on the condensed consolidated financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), and has issued a number of clarifying ASUs subsequently, all of which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

The Company plans to adopt ASC 606 in the first quarter of 2019. As of March 31, 2018, there were limited contracts that will be in effect (actively) as of the transition date. The Company has not yet determined the effect of the standard on its condensed consolidated financial statements. The Company’s selected implementation transition method will be dependent upon contracts that are in place closer to the transition date.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach, with an option to use certain transition relief. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

Other new pronouncements issued but not effective as of March 31, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In October 2011, the Company entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In 2017, the Company and Servier agreed to amend the Servier Collaboration Agreement to remove all existing targets, add one new target (microRNA-92), and grant Servier the right to add one additional target through September 2019.

In April 2018, the Company and Servier entered into a seventh amendment to the Servier Collaboration Agreement (the “Servier Amendment”). The Servier Amendment, among other things, (i) updated the development plan for MRG-110 and cost-sharing provisions; (ii) provided for specified development cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that the outcome of a specified portion of a Phase 1 clinical trial has met its primary end point; and (iii) provided for additional development plan cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Agreement that a product candidate targeting microRNA-92 will proceed into a Phase 2 clinical trial.

Servier’s rights to each named target are limited to therapeutics in the field of cardiovascular disease, as defined, and in their territory, which is worldwide except for the United States and Japan. The Company retains all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan.

The Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($7.1 million to $17.0 million as of March 31, 2018) and regulatory milestone payments of €10.0 million to €40.0 million ($12.3 million to $49.3 million as of March 31, 2018) for each target. Additionally, the Company may receive up to €175.0 million ($215.6 million as of March 31, 2018) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. In March 2018, the Company and Servier initiated a Phase 1 clinical trial of MRG-110. Under the terms of the Servier Collaboration Agreement, the Company earned its first development milestone payment of €3.0 million ($3.7 million as of March 31, 2018). This amount is included as revenue in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2018 and accounts receivable in the condensed consolidated balance sheet as of March 31, 2018.

As part of the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which is referred to as the Research Collaboration. The current amended term of the Research Collaboration extends through September 2019. Servier is responsible for funding certain costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the three months ended March 31, 2018 and 2017, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $1.1 million and $10 thousand, respectively.

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

The Servier Collaboration Agreement will expire as to each underlying product candidate when Servier’s royalty obligations as to such product candidate have expired. Servier may also terminate the Servier Collaboration Agreement for: (i) convenience upon a specified number of days’ prior notice to the Company or (ii) upon determination of a safety issue relating to development under the agreement upon a specified number of days’ prior notice to the Company. Either party may terminate the Servier Collaboration Agreement upon a material breach by the other party that is not cured within a specified number of days. The Company may also terminate the agreement if Servier challenges any of the patents licensed by the Company to Servier.

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measured its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as license revenue during the three months ended March 31, 2018 and 2017, respectively.

In total, for the three months ended March 31, 2018 and 2017, the Company recognized $4.8 million and $10 thousand, respectively, as revenue under the Servier Collaboration Agreement. Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $1.0 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of March 31, 2018, accounts receivable for Servier research and related intellectual property activities totaled $4.8 million, which included the development milestone of $3.7 million. At December 31, 2017, accounts receivable for Servier research and related intellectual property activities totaled $1.4 million.

4. REVERSE MERGER

In February 2017, the Company, then known as Signal Genetics, Inc. (“Signal”), completed its merger with Miragen Therapeutics, Inc., a then privately-held Delaware corporation (“Private Miragen”). Pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, Private Miragen, and Signal Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Merger Sub merged with and into Private Miragen, with Private Miragen surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately, following the Merger, Private Miragen merged with and into the Company, with the Company as the surviving corporation (the “Short-Form Merger” and, together with the Merger, the “Mergers”). In connection with the Short-Form Merger, the Company changed its corporate name to “Miragen Therapeutics, Inc.”

For accounting purposes, Private Miragen is considered to have acquired Signal in the Merger. Private Miragen was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the Private Miragen security holders owned approximately 95.2% of the combined company’s outstanding common stock immediately following the closing of the Mergers; (ii) former Private Miragen directors held all of the board seats in the combined company immediately following the closing of the Mergers; and (iii) Private Miragen management held key management positions of the combined company. The Merger has been accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Private Miragen do not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values in February 2017 as of the date the Mergers were completed.

Immediately prior to the effective date of the Merger, all shares of preferred stock of Private Miragen converted into shares of common stock of Private Miragen on a one-for-one basis.

At the effective date of the Merger, the Company issued shares of its common stock outstanding at a par value of $0.01 per share (the “Common Stock”) to Private Miragen stockholders, at an exchange rate of approximately 0.7031 shares of Common Stock in exchange for each share of Private Miragen common stock outstanding immediately prior to the Merger. The exchange rate was calculated by a formula that was determined through arms-length negotiations between the Company and Private Miragen. The combined company assumed all the outstanding options, whether or not vested, under the 2008 Plan with such options representing the right to purchase a number of shares of Common Stock equal to approximately 0.7031 multiplied by the number of shares of Private Miragen common stock previously represented by such options.

Immediately after the Merger, there were 21,309,440 shares of Common Stock outstanding. In addition, immediately after the Merger, Private Miragen stockholders, warrant holders, and option holders owned approximately 95.9% of the aggregate number of shares of Common Stock, and the stockholders of the Company immediately prior to the Merger owned approximately 4.1% of the aggregate number of shares of Common Stock (each on a fully diluted basis). The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the exchange ratio and change in par value for all periods presented.

On February 13, 2017, prior to the effectiveness of the Merger, Signal had 1,024,960 shares of Common Stock outstanding and a market capitalization of $12.6 million. The estimated fair value of the net assets of Signal on February 13, 2017, prior to the Merger, was $0.2 million. The fair value of Common Stock on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly comprised of cash offset by current liabilities, the fair value of the Company’s net assets as of February 13, 2017, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values immediately prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Lab equipment	$2,235	$2,229
Leasehold improvements	741	737
Computer hardware and software	372	355
Furniture and fixtures	119	77
Property and equipment, gross	3,467	3,398
Less: accumulated depreciation and amortization	(2,878)	(2,835)
Property and equipment, net	$589	$563

During the three months ended March 31, 2018 and 2017, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued license fees	$803	$—
Accrued outsourced clinical and preclinical studies	791	581
Accrued employee compensation and related taxes	607	1,538
Accrued legal fees and expenses	474	185
Accrued other professional service fees	236	232
Accrued equipment and lab materials	197	197
Value of liability-classified stock purchase warrants	82	82
Deferred and accrued facility lease obligations	77	74
Other accrued liabilities	110	102
Total accrued liabilities	$3,377	$2,991

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”), which amended and restated the loan and security agreement Private Miragen entered into with Silicon Valley Bank in April 2015 (the “2015 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Under certain circumstances, the interest-only period can be extended by an additional six months. Amounts outstanding bear interest at the prime rate (4.75% at March 31, 2018), with a final payment fee equal to $0.9 million due upon maturity. As of March 31, 2018, no additional amounts are available under the 2017 SVB Loan Agreement.

The Company may elect to prepay prior to maturity all or any portion of the outstanding principal amounts under the 2017 SVB Loan Agreement, subject to a prepayment charge, depending on the date of prepayment or upon the occurrence of an event of default in which the Company’s obligations to repay the outstanding principal is accelerated. The Company’s obligations under the 2017 SVB Loan Agreement are secured by a first-priority security interest, right, and title in all business assets, excluding the Company’s intellectual property, which is subject to a negative pledge.

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

The 2017 SVB Loan Agreement also includes standard events of default, including payment defaults; breaches of covenants following any applicable cure period; material breaches of representations or warranties; the occurrence of a material adverse change (as defined in the 2017 SVB Loan Agreement); events relating to bankruptcy or insolvency; breaches of material third-party agreements; the occurrence of an unsatisfied material judgment against the Company; and specified governmental actions against the Company, including specified actions by the U.S. Food and Drug Administration. Upon the occurrence of an event of default, Silicon Valley Bank may declare all outstanding obligations immediately due and payable, including a prepayment charge, and take such other actions as are set forth in the 2017 SVB Loan Agreement. Upon the occurrence of an event of default, at the Silicon Valley Bank’s discretion, interest on the 2017 SVB Loan Agreement will accrue at 5.0% above the rate that is otherwise applicable thereto until the earlier of the repayment of the Company’s obligations under the 2017 SVB Loan Agreement or the cure of such event of default.

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

In connection with the 2015 SVB Loan Agreement entered into in April 2015, Private Miragen issued detachable warrants to purchase up to 11,718 shares of Private Miragen preferred stock at an adjusted exercise price of $8.53 per share. At issuance, the warrants were classified as a liability subject to remeasurement at each balance sheet date. Immediately prior to the Merger, these warrants became exercisable for Private Miragen common stock, which was immediately exchanged for the right to purchase the Company’s Common Stock. The Company determined that although the warrants were no longer exercisable for redeemable preferred stock, the warrants continued to be classified as a liability after the Merger due to the right of the holder to require the Company to repurchase the warrants for $0.1 million under certain circumstances. As of March 31, 2018, the Company estimated the fair value of the warrants to be $0.1 million using a probability adjusted present value method with the following assumptions: term of two years, discount rate of 6.8%, and probability of 90.0%.

Amounts outstanding under the SVB loan agreements were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Principal amount outstanding	$10,000	$10,000
Unamortized debt discount	(104)	(119)
Accreted final payment fee	122	41
Total notes payable	$10,018	$9,922

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of March 31, 2018 are as follows (in thousands):

2018	$—
2019	2,333
2020	4,000
2021	3,667
Total	$10,000

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

License Agreements with the University of Texas

As of March 31, 2018, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the three months ended March 31, 2018, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. During the three months ended March 31, 2017, no upfront and maintenance fees were incurred. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

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

The license term extends on a product-by-product and country-by-country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully-paid license in such country. The Company may also terminate each UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreements after a defined date under specified circumstances where the Company has effectively abandoned its research and development efforts or has no sales. The UT License Agreements will terminate under customary termination provisions including automatic termination upon the Company’s bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. All charges incurred under the UT License Agreements have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

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

Under the RICC License Agreement, the Company has received exclusive and nonexclusive licenses from RICC to use specified technology of RICC (the “RICC Technology”) for specified uses, including research, development, and commercialization of pharmaceutical products using this technology worldwide. Under the RICC License Agreement, the Company has the right to develop and commercialize the RICC Technology directed to four specified targets and the option to obtain exclusive product licenses for up to six additional targets. The acquisition of Santaris Pharma A/S by Roche was considered a change of control under the RICC License Agreement, and as such, certain terms and conditions of the RICC License Agreement changed, as contemplated and in accordance with the RICC License Agreement. These changes primarily relate to milestone payments reflected in the disclosures below. As consideration for the grant of the license and option, Private Miragen previously paid RICC $2.3 million and issued RICC 856,806 shares of Private Miragen’s Series A convertible preferred stock, which were subsequently transferred to Roche Finance Ltd, an affiliate of Roche, and, in 2017, were converted into 602,420 shares of Common Stock as a result of the Merger. If the Company exercises its option to obtain additional product licenses or to replace the target families, it will be required to make additional payments to RICC.

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make future milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the three months ended March 31, 2018, the Company incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2018 and accrued liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company paid zero and $0.4 million, respectively, to RICC for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, Private Miragen and Yale University (“Yale”) entered into a subcontract agreement and then into a subaward agreement in March 2015 (the “Yale Agreements”), which were subsequently amended. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a certain amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through March 31, 2018, the Company received $0.1 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($4 thousand as of March 31, 2018); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

Under the terms of the t2cure Agreement, the Company is obligated to make the following future milestone payments for each licensed product, as defined in the t2cure Agreement: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the European Union or Japan. Additionally, if the Company or any of its sublicensees successfully commercialize any product candidate subject to the t2cure Agreement, it is responsible for royalty payments equal to percentages in the low-single digits upon net sales of licensed products, and under certain circumstances, sublicense fees equal to a percentage of sublicense income received by it. The Company is obligated to make any such royalty payment until the later of: (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. The Company also has the right to decrease its royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

The license term extends on a country-by-country basis until the later of: (i) the tenth anniversary of the first commercial sale of a licensed product in a country and (ii) the expiration of the last to expire valid claim that claims such licensed product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully-paid license in such country. The Company has the right to terminate the t2cure Agreement at will, on a country-by-country basis, after 60 days’ written notice. The t2cure Agreement will also automatically terminate upon the Company’s bankruptcy or insolvency or upon notice of an uncured material breach.

The Company has expensed all charges incurred under the t2cure Agreement to date, due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with The Brigham and Women’s Hospital

In May 2016, Private Miragen and The Brigham and Women’s Hospital (“BWH”) entered into an exclusive patent license agreement (the “BWH License Agreement”). Under the BWH License Agreement, the Company has an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, the Company is obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of the Company’s product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If the Company were to successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product-by-product and country-by-country basis upon the expiration of the last patent claim in such country that is subject to the BWH License Agreement and covers the product, and the Company’s license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. The Company is also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, the Company is

obligated to use commercially-reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

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

During both three months ended March 31, 2018 and 2017, rent expense was $0.1 million. The Company is also required to pay for operating expenses related to the leased space, which was $0.1 million for both three months ended March 31, 2018 and 2017.

Future annual minimum payments under the lease as of March 31, 2018 were as follows (in thousands):

2018	$294
2019	404
2020	277
Total	$975

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

Common Stock Sales Agreement

In March 2017, the Company entered into an at the market issuance Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

Cowen may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially-reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time, or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the ATM Agreement. The Company also has provided Cowen with customary indemnification rights.

The Company is not obligated to make any sales of Common Stock under the ATM Agreement. The offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the earlier of: (i) the sale of all Common Stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended March 31, 2018, the Company had no sales under the ATM Agreement. Prior to 2018, the Company sold, pursuant to the terms of the ATM Agreement, 840,534 shares of Common Stock, at a weighted average price of $9.35 per share, for aggregate net proceeds of approximately $7.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Common Stock Public Offering

In February 2018, the Company entered into an Underwriting Agreement with Underwriters relating to a public offering of its Common Stock. Under the Underwriting Agreement, in February 2018, the Company sold 7,414,996 shares of Common Stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

Private Miragen Common Stock Offering

In February 2017, immediately prior to the Merger and in accordance with subscription agreements entered into with certain investors in October 2016, Private Miragen issued and sold an aggregate of 9,045,126 shares of Private Miragen’s common stock at a price per share of $4.50, or 6,359,628 shares of Common Stock at a price per share of $6.40 as adjusted for the exchange ratio in the Merger, for aggregate consideration of $40.7 million, offset by associated financing fees of $1.5 million.

Series Preferred

As of March 31, 2018, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Although the Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

10. WARRANTS

As of March 31, 2018, the Company had 49,349 Common Stock Warrants outstanding at a weighted average exercise price of $27.65. A summary of outstanding Common Stock purchase warrants as of March 31, 2018 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

The Company had no stock purchase warrant activity during the three months ended March 31, 2018.

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of March 31, 2018, there were 1,741,241 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) 902,720 shares from previous automatic increases to the share reserve (as described in more detail below), including the automatic increase of 902,720 shares effected on January 1, 2018. In addition, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. As of March 31, 2018, there were equity awards exercisable for 1,718,565 shares of Common Stock outstanding and 867,171 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,863	$4.85
Granted	867	$7.67
Exercised	(180)	$0.62
Forfeited or canceled	(90)	$10.53
Outstanding at March 31, 2018	3,460	$5.63

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from public companies that are similar to the Company in size and nature of operations. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and expected option-exercise behaviors. Prior to the Merger, Private Miragen estimated the fair value of underlying shares of its common stock using a third-party valuation report that derived the fair value using the probability-weighted expected return method. After the Merger, the fair value of the underlying Common Stock is based on the closing price of the Common Stock on The Nasdaq Capital Market at the date of grant.

Stock Options Granted to Employees

The weighted-average fair value of options granted during the three months ended March 31, 2018 and 2017 was $5.63 and $8.30, respectively. The fair value was determined by the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term, in years	6.34	6.35
Expected volatility	84.4%	84.2%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	—%	—%
Weighted-average grant date fair value of underlying Common Stock	$7.67	$11.37

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the three months ended March 31, 2018 and 2017.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of March 31, 2018, the Company had 0.4 million shares available for issuance and 37 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the current purchase period is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$241	$123
General and administrative	549	296
Total share-based compensation expense	$790	$419

As of March 31, 2018, the Company had $10.4 million of total unrecognized employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.2 years. As of March 31, 2018, based on the current estimate of fair value, the Company estimates that the remaining unrecognized share-based compensation expense related to non-employees of $24 thousand will be recorded to expense over a weighted-average remaining period of 0.5 years.

12. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of Common Stock outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock had been issued and if the additional shares of Common Stock were dilutive. Diluted net loss per share is the same as basic net loss per share of Common Stock, as the effects of potentially dilutive securities are antidilutive.

Potentially dilutive securities include the following:

	March 31,
	2018	2017
	(in thousands)
Options to purchase Common Stock	3,460	2,953
Warrants to purchase Common Stock	49	25
Total	3,509	2,978

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

•
We may not be able to develop or identify technology that can effectively deliver MRG-106, or cobomarsen, MRG-201, MRG-110, or any other of our microRNA-targeted product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of cobomarsen, MRG-201, MRG-110, and our other product candidates.

•	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission, or SEC, in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report, our consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2018. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. A leader in microRNA therapeutics discovery and development, we have advanced three product candidates, cobomarsen, MRG-201, and MRG-110, into clinical development.

Cobomarsen is an inhibitor of miR-155, a microRNA that is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In our Phase 1 clinical trial of cobomarsen in cutaneous T-cell lymphoma, or CTCL, a high percentage of patients treated systemically demonstrated improvement in mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body and commonly used by clinicians treating CTCL.

MRG-201 is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of MRG-201, we observed a statistically-significant reduction in fibroplasia with no adverse effects on incisional wound healing in trial participants who received MRG-201.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells, that has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. The compound is being developed under our license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier, for use in various indications in which enhanced vascular density is expected to provide clinical benefit. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

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

Recent Developments

Clinical Trial Updates

In May 2018, we closed enrollment in our Phase 1 CTCL clinical trial. We plan to release additional data from this study, including response rates from longer-term duration of treatment, in the first half of 2018.

In April 2018, we filed an Investigational New Drug Application, or IND, for MRG-201. We plan to initiate a Phase 2 clinical trial to evaluate MRG-201 in subjects with a predisposition for keloid formation in the second quarter of 2018.

In March 2018, Servier initiated a Phase 1 clinical trial for MRG-110 evaluating the safety and tolerability of MRG-110 in a systemic dosing protocol intended to support further clinical studies for the potential treatment of heart failure. The Phase 1 clinical trial is planned to enroll 49 male subjects aged 18 to 45, and the trial results will be analyzed for biomarkers that may provide mechanistic proof-of-concept and support further potential clinical trials of MRG-110 in the treatment of cardiovascular disease and certain other conditions where vascular flow is compromised.

In May 2018, in collaboration with Servier, we announced the initiation of a second Phase 1 clinical trial in the United States assessing the safety and tolerability of MRG-110 after intradermal administration in healthy volunteers. This clinical trial includes several exploratory endpoints that are intended to provide mechanistic proof-of-concept and biomarker validation to support potential use in patients at high risk for complications after surgical incisions or in patients with chronic wounds.

Preclinical Pipeline Programs

In May 2018, we unveiled a new program to evaluate microRNA mimics of the microRNA-183/96/182 cluster, for potential use in progressive vision loss. Mimics of this microRNA cluster have been shown to play an important role in the establishment and maintenance of neurosensory cells, including photoreceptors and hair cells (cells associated with hearing). We reported data showing mimics of this microRNA cluster were able to cause functional improvement of photoreceptors and vision in a preclinical model of retinal degeneration.

In May 2018, we also presented preclinical data demonstrating the potential of MRG-201 to inhibit the expression of multiple factors responsible for fibrosis in disease models in both the cornea and retina. In our studies, MRG-201 reduced expression of multiple collagens and other miR-29 target genes important in fibrogenesis, suggesting that MRG-201 may function as an effective therapeutic to inhibit either corneal or retinal fibrosis.

Financing

In February 2018, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of several underwriters, or the Underwriters, relating to the public offering of our common stock, or the Public Offering. In the Public Offering, we sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us.

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

•	license fees related to the acquisition and retention of certain licensed technology and intellectual property rights; and

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our finance, accounting, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, as well as insurance, board of director compensation, and other administrative expenses. In February 2017, we, then named Signal Genetics, Inc., completed a merger with a private corporation, then called Miragen Therapeutics, Inc., or Private Miragen, in which our wholly owned subsidiary was merged with and into Private Miragen. Immediately following this transaction, we completed a short-form merger with Private Miragen in which we were the surviving corporation and changed our name to Miragen Therapeutics, Inc. These transactions are referred to herein as the Merger. Leading up to the Merger, we incurred incremental expenses related to both the Merger and the result of becoming a public company following completion of the Merger.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$4,784	$462
Research and development expenses	(6,413)	(4,120)
General and administrative expenses	(2,990)	(3,281)
Other expense, net	(42)	(41)
Net loss	$(4,661)	$(6,980)

Revenue

Revenue increased to $4.8 million during the three months ended March 31, 2018, from $0.5 million during the three months ended March 31, 2017. The increase was due primarily to a €3.0 million (or $3.7 million) milestone payment earned under the Servier Collaboration Agreement during the three months ended March 31, 2018, as well as a $1.1 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement. The increases were partially offset by a $0.4 million decrease in grant revenue recognized during the first quarter of 2018.

Research and Development Expenses

Research and development expenses were $6.4 million during the three months ended March 31, 2018, compared to $4.1 million during the three months ended March 31, 2017. The increase in research and development expense of $2.3 million was driven primarily by:

•	increased personnel-related costs of $0.9 million, due primarily to the growth of our research and development team;

•	increased technology license fees of $0.8 million primarily related to the initiation of our first clinical trial for MRG-110; and

•	increased clinical development expenses of $0.4 million, primarily related to expanded clinical development of cobomarsen in 2018.

General and Administrative Expenses

General and administrative expenses were $3.0 million during the three months ended March 31, 2018, compared to $3.3 million during the three months ended March 31, 2017. The decrease in general and administrative expenses of $0.3 million was driven primarily by:

•
a decrease in legal expenses of $0.4 million and accounting service and professional fees of $0.2 million due primarily to merger-related activities incurred during the first quarter of 2017 in advance of the Merger; partially offset by

•	an increase in personnel-related costs of $0.4 million, due primarily to the growth of our general and administrative team and increased share-based compensation charges.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from equity financings of $161.5 million (including notes payable that previously converted to equity).

In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our Public Offering. We sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 31, 2018, we sold an aggregate of 840,534 shares of our common stock for aggregate gross proceeds of approximately $7.9 million. Cumulative net proceeds received through March 31, 2018 were approximately $7.5 million, including commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

Since our inception and through March 31, 2018, we have generated cumulative losses of $98.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2018, we had cash and cash equivalents of $78.1 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs into early 2020.

Summarized cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(7,361)	$(8,183)	$822
Net cash provided by (used in) investing activities	(95)	1,236	(1,331)
Net cash provided by financing activities	38,114	39,116	(1,002)
Net increase in cash and cash equivalents	$30,658	$32,169	$(1,511)

Operating Activities

Net cash used in operating activities was $7.4 million for the three months ended March 31, 2018, compared to $8.2 million for the three months ended March 31, 2017. The $0.8 million decrease in cash used in operating activities during the three months ended March 31, 2018 compared to three months ended March 31, 2017 was primarily the result of a $2.3 million decrease in net loss and a $0.4 million increase in share-based compensation. These decreases were partially offset by a $1.9 million increase in use of working capital driven primarily by an increase in accounts receivable due to the milestone earned in March 2018 under our Servier Collaboration Agreement.

Investing Activities

Net cash used investing activities was $0.1 million during the three months ended March 31, 2018 compared to net cash provided by investing activities of $1.2 million during the three months ended March 31, 2017. The change in cash flow from investing activities was driven by $1.3 million of cash acquired in 2017 as a result of the Merger in 2017.

Financing Activities

Net cash provided by financing activities was $38.1 million for the three months ended March 31, 2018, compared to $39.1 million during the three months ended March 31, 2017. The decrease in cash provided by financing activities was primarily driven by higher net proceeds from the sale of common stock in the 2017 private financing as compared to our Public Offering in 2018.

Contractual Obligations and Commitments

As of March 31, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Implications of Being an Emerging Growth Company

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the end of the first fiscal year following the fifth anniversary of our initial public offering, or December 31, 2019, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices and fluctuations in interest rates.

Interest Rate Risk

Our term loan with Silicon Valley Bank bears interest at variable rates. Based on the outstanding principal balance of $10.0 million under such loan as of March 31, 2018, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of approximately $0.1 million over the next twelve months. For a detailed discussion of our term loan, including a discussion of the applicable interest rate, refer to Footnote 7, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We hold cash equivalents in money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of March 31, 2018, we held $78.9 million in cash equivalents subject to variable interest rates. The effect of an increase or decrease of 1% in prevailing market interest rates earned on a balance of $78.9 million in cash equivalents would theoretically increase or decrease interest income by approximately $0.8 million over a twelve-month period.

Foreign Currency Risk

The majority of our transactions and purchase orders are denominated in U.S. dollars and, as a result, we have limited exposure to market risk from changes in foreign currency or exchange rates. As of March 31, 2018, we had a net €3.0 million receivable balance. The effect of an increase or decrease of 1% in the value of the U.S. dollar relative to the Euro during the three-month period ended March 31, 2018 would have been immaterial.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Information” of this Quarterly Report.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006. During the three months ended March 31, 2018 and 2017, net loss was $4.7 million and $7.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $98.3 million.

As of March 31, 2018, we had cash and cash equivalents of $78.1 million. In February 2017, we received $40.7 million in financing through a common stock private placement. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 31, 2018, we had sold, pursuant to the terms of the ATM Agreement, 840,534 shares of our common stock, at a weighted average price of $9.35 per share, for aggregate gross proceeds of approximately $7.9 million. Net proceeds through March 31, 2018 were approximately $7.5 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our Public Offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs into early 2020.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. We have not yet commenced pivotal clinical trials for any product candidate and it may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through March 31, 2018, we had sold, pursuant to the terms of the ATM Agreement, 840,534 shares of our common stock for aggregate gross proceeds of approximately $7.9 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million in aggregate value under the ATM Agreement. Sales under the ATM Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an IND or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in our clinical trials;

•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients dropping out of our clinical trials;

•	adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	occurrence of adverse events associated with our product candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of our product candidates;

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our microRNA-targeted therapeutic platform and identifying our initial targeted disease indications. Our future success depends on our successful development of viable product candidates. Only three of our product candidates, cobomarsen, MRG-201, and MRG-110, are in clinical development, and the remainder of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

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

In connection with our Phase 1 clinical trials of cobomarsen, MRG-201, and MRG-110, we have used various routes of administration, including intravenous, intralesional, subcutaneous, and intradermal injections. We cannot be certain that these routes of administration will be capable of delivering adequate levels of cobomarsen, MRG-201, MRG-110, or our other product candidates to produce a therapeutic response for all indications. While we are continuing to evaluate the use of subcutaneous, intravenous, and intradermal injections in different indications, and additional delivery technologies and routes of administration that might enable us to target specific cells with our product candidates, we cannot be certain whether we will be successful in developing effective delivery mechanisms. Our failure to effectively deliver any of our product candidates to the intended diseased cells or tissues could adversely affect and delay the development of our product candidates.

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

Our cobomarsen, MRG-201, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis of mycosis fungoides, or MF, and healthy volunteers, respectively, and the most common adverse events of any grade were injection site reactions, including pain, itchiness, redness, and swelling when compounds were delivered intradermally or subcutaneously. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

Our product development program may not uncover all possible adverse events that patients who take our product candidates may experience. The number of subjects exposed to our product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to the drug. If such safety problems occur or are identified after our product candidates reach the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, our Phase 1 clinical trial of cobomarsen included patients with MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group satisfies the enrollment criteria for our cobomarsen clinical trial. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

We may seek a breakthrough therapy designation from the FDA for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA could also be eligible for priority review.

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

We may attempt to obtain accelerated approval of our product candidates. If we are unable to obtain accelerated approval, we may be required to conduct clinical trials beyond those that we contemplate, or the size and duration of our pivotal clinical trials could be greater than currently planned, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining necessary marketing approvals. Even if we receive accelerated approval from the FDA, the FDA may require that we conduct confirmatory trials to verify clinical benefit. If our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, the FDA may seek to withdraw accelerated approval.

We may seek accelerated approval for our product candidates, including cobomarsen. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

Even if we receive accelerated approval from the FDA, we may be subject to rigorous post-approval requirements, including the completion of confirmatory post-approval clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-approval study with due diligence, such study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false or misleading.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit. Other regulatory authorities outside of the United States, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

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

During the course of our development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from Yale University, or Yale, pursuant to a subcontract agreement with Yale. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Failure to comply with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our partners may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our partners to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our partners’ ability to process or use data in order to support the provision of our products or services, or affect our or our partners’ ability to offer our products and services in certain locations.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that takes effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or partners.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. For instance, this is the case with our agreement with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC, which was acquired by F. Hoffmann-La Roche Ltd, or Roche, in 2014 and subsequently changed its name to RICC, who is primarily responsible for the prosecution of patents and patent applications licensed to us under the applicable agreement. If RICC or any of our future licensors fail to appropriately and broadly prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, one of our Phase 1 clinical trials in cobomarsen was focused on MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen and MRG-201 are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, MRG-201, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Actelion Ltd, Argenx, Bristol-Myers Squibb Company, Celgene Corporation, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that the several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, MRG-201, MRG-110, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., Microlin Bio, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RaNa Therapeutics, Inc., RXi Pharmaceuticals Corporation, and Silence Therapeutics AG. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, MRG-201, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, MRG-201, MRG-110, or any other future products to compete with these products.

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of cobomarsen, MRG-201, MRG-110, or other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly-approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by Centers for Medicare & Medicaid Services, or CMS, which is an agency within the U.S. Department of Health and Human Services that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as our and what reimbursement codes our product candidates may receive if approved.

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

As of March 31, 2018, we had 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through the date of the Merger. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes are subject to limitation. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, new legislation was signed into law that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform or any future tax laws on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

The market price of our common stock following the Merger has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for cobomarsen, MRG-201, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

As a result of the Merger, we incur significant legal, accounting, and other expenses that Private Miragen did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, our management team consists of the executive officers of Private Miragen prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, shares of common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. In addition, each of our directors and executive officers and certain of our 5% stockholders entered into lock-up agreements with the Underwriters in the Public Offering pursuant to which these stockholders agreed not to sell any of our shares of common stock for a period of 90 days following the date of the final prospectus supplement in the Public Offering. If these shares are sold after the expiration of this lock-up period or the Underwriters release any of these stockholders from the restrictions of the lock-up, the trading price of our common stock could decline.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, Private Miragen had never been required to test its internal controls within a specified period. This requires that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner for each period.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
10.1†	Seventh Amendment of the License and Collaboration Agreement, entered into as of April 3, 2018 and effective as of March 26, 2018, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	05/09/2018	10.1	•
10.2	Underwriting Agreement, dated February 8, 2018, by and among Miragen Therapeutics, Inc. and Jefferies LLC, Evercore Group L.L.C. and Deutsche Bank Securities Inc.	8-K	02/09/2018	1.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-Q	05/09/2018	31.1	•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-Q	05/09/2018	31.2	•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	05/09/2018	32.1	•
101.INS**	XBRL Instance Document	10-Q	05/09/2018		•
101.SCH**	XBRL Taxonomy Extension Schema Document	10-Q	05/09/2018		•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	05/09/2018		•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	05/09/2018		•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-Q	05/09/2018		•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	05/09/2018		•
____________________

†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
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

MIRAGEN THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)