Form 10-Q
period 2018-06-30
MIRAGEN THERAPEUTICS, INC.
filed 2018-08-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-Q
____________________________________________
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 30,597,199 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$43,402	$47,441
Short-term investments	32,860	—
Accounts receivable	1,198	1,456
Prepaid expenses and other current assets	3,763	2,971
Total current assets	81,223	51,868
Property and equipment, net	614	563
Other assets	50	50
Total assets	$81,887	$52,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$461	$906
Accrued liabilities	3,534	2,991
Current portion of notes payable	289	—
Total current liabilities	4,284	3,897
Notes payable	9,822	9,922
Other liabilities	110	152
Total liabilities	14,216	13,971
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,595,793 and 22,568,006 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	306	226
Additional paid-in capital	174,329	131,877
Accumulated other comprehensive income	4	—
Accumulated deficit	(106,968)	(93,593)
Total stockholders’ equity	67,671	38,510
Total liabilities and stockholders’ equity	$81,887	$52,481

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$1,368	$488	$6,124	$498
Grant revenue	814	230	842	682
Total revenue	2,182	718	6,966	1,180
Operating expenses:
Research and development	8,375	5,487	14,788	9,607
General and administrative	2,668	2,581	5,658	5,862
Total operating expenses	11,043	8,068	20,446	15,469
Loss from operations	(8,861)	(7,350)	(13,480)	(14,289)
Other income (expense):
Interest and other income	361	102	528	132
Interest and other expense	(214)	(64)	(423)	(135)
Net loss	(8,714)	(7,312)	(13,375)	(14,292)
Change in unrealized gain on investments	4	—	4	—
Comprehensive loss	$(8,710)	$(7,312)	$(13,371)	$(14,292)

Net loss	$(8,714)	$(7,312)	$(13,375)	$(14,292)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(5)
Net loss available to common stockholders	$(8,714)	$(7,312)	$(13,375)	$(14,297)
Net loss per share, basic and diluted	$(0.29)	$(0.34)	$(0.47)	$(0.87)
Weighted-average shares used to compute basic and diluted net loss per share	30,295,200	21,409,708	28,399,687	16,509,719

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	—	37,845
Issuance of common stock, net of issuance cost; at the market	372,852	4	2,653		—	2,657
Shares issued for cash upon the exercise of stock options	215,999	2	144	—	—	146
Issuance of common stock for cash under employee stock purchase plan	23,940	—	110	—	—	110
Share-based compensation expense	—	—	1,774	—	—	1,774
Change in unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(13,375)	(13,375)
Balance at June 30, 2018	30,595,793	$306	$174,329	$4	$(106,968)	$67,671

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,375)	$(14,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,774	1,014
Depreciation and amortization	138	148
Non-cash interest expense	189	61
Amortization of premiums and discounts on available-for-sale securities	(61)	—
Changes in operating assets and liabilities:
Accounts receivable	258	(519)
Prepaid expenses and other assets	(846)	(268)
Accounts payable	(445)	(398)
Accrued and other liabilities	501	(1,007)
Net cash used in operating activities	(11,867)	(15,261)
Cash flows from investing activities:
Purchases of short-term investments	(32,795)	—
Purchases of property and equipment	(189)	(149)
Cash acquired in reverse merger	—	1,280
Net cash provided by (used in) investing activities	(32,984)	1,131
Cash flows from financing activities:
Proceeds from the sale of common stock - public offering	40,782	—
Payment of issuance costs associated with the sale of common stock - public offering	(2,890)	—
Proceeds from the sale of common stock - at the market	2,746	—
Payment of issuance costs associated with the sale of common stock - at the market	(82)	—
Proceeds from the exercise of stock options	146	148
Proceeds from stock purchases under employee stock purchase plan	110	—
Proceeds from the sale of common stock - private financing	—	40,703
Payment of issuance costs associated with the sale of common stock - private financing	—	(1,490)
Payments of principal on notes payable	—	(1,000)
Net cash provided by financing activities	40,812	38,361
Net increase (decrease) in cash and cash equivalents	(4,039)	24,231
Cash and cash equivalents at beginning of period	47,441	22,104
Cash and cash equivalents at end of period	$43,402	$46,335

Supplemental disclosure of cash flow information
Cash paid for interest	$232	$77
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$54	$—
Change in unrealized gain on investments	$4	$—
Conversion of preferred stock to common stock	$—	$76,981
Liabilities assumed, net of non-cash assets received in reverse merger	$—	$1,076
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$—	$331
Unpaid financing costs included in prepaid expenses and other current assets and accrued liabilities	$—	$57
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$—	$51
Accretion of redeemable convertible preferred stock to redemption value	$—	$5

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. The Company has three clinical-stage product candidates, cobomarsen (also known as MRG-106), remlarsen (also known as MRG-201), and MRG-110. The Company is developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Liquidity

The Company has incurred annual net operating losses since its inception. As of June 30, 2018, the Company had an accumulated deficit of $107.0 million and a net loss of $8.7 million and $13.4 million for the three and six months ended June 30, 2018, respectively.

In February 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of several underwriters (the “Underwriters”), pursuant to which the Company sold 7,414,996 shares of its common stock, par value $0.01 per share (the “Common Stock”), in an underwritten public offering at a price to the public of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

In March 2017, the Company entered into an at the market issuance Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. During the six months ended June 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, 372,852 shares of Common Stock, at a weighted average price of $7.37 per share, for aggregate net proceeds of approximately $2.7 million, including commissions to Cowen as sales agent. Through June 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,213,386 shares of Common Stock, at a weighted average price of $8.74 per share, for aggregate net proceeds of approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In August 2018, the Company and The Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a Common Stock Purchase Agreement (the “LLS Stock Purchase Agreement”) for the sale of up to $5.0 million of shares of Common Stock to LLS in a private placement (the “Offering”). Under the terms of the LLS Stock Purchase Agreement, the Company expects to raise up to approximately $5.0 million in gross proceeds by selling shares of Common Stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, the Company issued 150,987 shares of Common Stock at a price per share equal to $6.62. The price per share of Common Stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of Common Stock on the Nasdaq Capital Market for the three trading days ending two trading days prior to the date of the applicable closing. Each closing is subject to the Company’s achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, that each such milestone must be completed prior to December 31, 2021.

The Company’s management believes that the $43.4 million of cash and cash equivalents and $32.9 million of short-term investments on hand at June 30, 2018 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs into early 2020.

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

The Company accounts for stock options issued to non-employees (other than board members) by valuing the award using an option pricing model and remeasuring such awards to the current fair value until the awards are vested or a performance commitment has otherwise been reached.

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the goods or when the services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

Investments

The Company has designated its investments as available-for-sale securities and accounts for them at their respective fair values. The securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed, consolidated balance sheets.

Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The Company reviews available-for-sale securities at each period end to determine whether they remain available-for-sale based on its then current intent. The cost of securities sold is based on the specific identification method.

The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.

As of June 30, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $32.9 million, fair value of $32.9 million, and gross unrealized gains of $4 thousand. The Company had no long-term investments as of June 30, 2018. The Company had no investments as of December 31, 2017.

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

	June 30, 2018		December 31, 2017
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$34,521	$—	$47,653	$—
U.S. treasury securities (included in cash and cash equivalents) (1)	8,998	—	—	—
U.S. treasury securities (included in short-term investments)	32,860	—	—	—
Total assets	$76,379	$—	$47,653	$—
Liabilities:
Common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
____________________

(1)	The sum of amounts presented for each period above differ from cash and cash equivalents reported in the condensed consolidated balance sheets due to outstanding disbursements and deposits.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2018 and 2017.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains are reflected as a separate component in the statement of stockholders’ equity. As of June 30, 2018, the Company had accumulated other comprehensive income of $4 thousand. The Company had no accumulated other comprehensive income (loss) at December 31, 2017. The Company had no realized gain or loss during the three and six months ended June 30, 2018 and 2017.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2018 and 2017.

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

The Company plans to adopt ASC 606 in the first quarter of 2019. As of June 30, 2018, the Company believes that there will be limited contracts in effect (actively) as of the transition date. The Company has not yet determined the effect of the standard on its condensed consolidated financial statements. The Company’s selected implementation transition method will be dependent upon the contract or contracts that are in place closer to the transition date.

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

Other new pronouncements issued but not effective as of June 30, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2018, the Company and Servier entered into a seventh amendment to the Servier Collaboration Agreement (the “Servier Amendment”). The Servier Amendment, among other things, (i) updated the development plan for MRG-110 and cost-sharing provisions; (ii) provided for specified development cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that the outcome of a specified portion of a Phase 1 clinical trial has met its primary end point; and (iii) provided for additional development plan cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that a product candidate targeting microRNA-92 will proceed into a Phase 2 clinical trial.

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

The Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.8 million to $16.1 million as of June 30, 2018) and regulatory milestone payments of €10.0 million to €40.0 million ($11.7 million to $46.7 million as of June 30, 2018) for each target. Additionally, the Company may receive up to €175.0 million ($204.4 million as of June 30, 2018) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. In March 2018, the Company and Servier initiated a Phase 1 clinical trial of MRG-110. As a result, under the terms of the Servier Collaboration Agreement, the Company earned and received its first development milestone payment of €3.0 million (or $3.7 million). This amount is included as revenue in the accompanying condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2018.

As part of the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field, which is referred to as the Research Collaboration. The current amended term of the Research Collaboration extends through September 2019. Servier is responsible for funding certain costs of the Research Collaboration, as defined under the Servier Collaboration Agreement. During the three months ended June 30, 2018 and 2017, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $1.4 million and $0.5 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized as revenue amounts reimbursable under the Servier Collaboration Agreement of $2.4 million and $0.5 million, respectively.

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

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measured its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as license revenue during the three and six months ended June 30, 2018 and 2017, respectively.

In total, for the three months ended June 30, 2018 and 2017, the Company recognized $1.4 million and $0.5 million, respectively, as revenue under the Servier Collaboration Agreement. For the six months ended June 30, 2018 and 2017, the Company recognized a total of $6.1 million and $0.5 million, respectively, as revenue under the Servier Collaboration Agreement. Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $1.4 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of June 30, 2018, accounts receivable for Servier research and related intellectual property activities totaled $1.2 million. At December 31, 2017, accounts receivable for Servier research and related intellectual property activities totaled $1.4 million.

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

The following table summarizes the net assets acquired based on their estimated fair values immediately prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Lab equipment	$2,295	$2,229
Leasehold improvements	741	737
Computer hardware and software	401	355
Furniture and fixtures	124	77
Property and equipment, gross	3,561	3,398
Less: accumulated depreciation and amortization	(2,947)	(2,835)
Property and equipment, net	$614	$563

During both the three and six months ended June 30, 2018 and 2017, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued outsourced clinical and preclinical studies	$1,595	$581
Accrued employee compensation and related taxes	1,021	1,538
Accrued legal fees and expenses	408	185
Accrued equipment and lab materials	114	197
Value of liability-classified stock purchase warrants	82	82
Deferred and accrued facility lease obligations	80	74
Accrued other professional service fees	78	232
Other accrued liabilities	156	102
Total accrued liabilities	$3,534	$2,991

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”), which amended and restated the loan and security agreement Private Miragen entered into with Silicon Valley Bank in April 2015 (the “2015 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Under certain circumstances, the interest-only period can be extended by an additional six months. Amounts outstanding bear interest at the prime rate (5.00% at June 30, 2018), with a final payment fee equal to $0.9 million due upon maturity. As of June 30, 2018, no additional amounts are available under the 2017 SVB Loan Agreement.

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

In connection with the 2015 SVB Loan Agreement entered into in April 2015, Private Miragen issued detachable warrants to purchase up to 11,718 shares of Private Miragen preferred stock at an adjusted exercise price of $8.53 per share. At issuance, the warrants were classified as a liability subject to remeasurement at each balance sheet date. Immediately prior to the Merger, these warrants became exercisable for Private Miragen common stock, which was immediately exchanged for the right to purchase the Company’s Common Stock. The Company determined that although the warrants were no longer exercisable for redeemable preferred stock, the warrants continued to be classified as a liability after the Merger due to the right of the holder to require the Company to repurchase the warrants for $0.1 million under certain circumstances. As of June 30, 2018, the Company estimated the fair value of the warrants to be $0.1 million using a probability adjusted present value method with the following assumptions: term of two years, discount rate of 6.8%, and probability of 90.0%.

Amounts outstanding under the SVB loan agreements were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Principal amount outstanding	$10,000	$10,000
Unamortized debt discount	(92)	(119)
Accreted final payment fee	203	41
Total notes payable	10,111	9,922
Less: current maturities	(289)	—
Long-term notes payable, net of current portion	$9,822	$9,922

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of June 30, 2018 for the respective calendar years are as follows (in thousands):

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

License Agreements with the University of Texas

As of June 30, 2018, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the six months ended June 30, 2018 and 2017, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the six months ended June 30, 2018, the Company incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

For the six months ended June 30, 2018 and 2017, the Company paid $0.3 million and $0.5 million, respectively, to RICC for raw materials to be used in its drug manufacturing process.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a certain amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through June 30, 2018, the Company received $0.8 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($4 thousand as of June 30, 2018); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

During the three and six months ended June 30, 2018 and 2017, rent expense was $0.1 million and $0.2 million, respectively. The Company is also required to pay for operating expenses related to the leased space, which was $0.1 million and $0.2 million for the three and six months ended June 30, 2018 and 2017, respectively.

Future annual minimum payments under the lease as of June 30, 2018 for the respective calendar year were as follows (in thousands):

2018	$196
2019	404
2020	277
Total	$877

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

Common Stock Sales Agreement

In March 2017, the Company entered into the ATM Agreement with Cowen under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

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

During the six months ended June 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, 372,852 shares of Common Stock, at a weighted average price of $7.37 per share, for aggregate net proceeds of approximately $2.7 million, including commissions to Cowen as sales agent. Through June 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,213,386 shares of Common Stock, at a weighted average price of $8.74 per share, for aggregate net proceeds of approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred

As of June 30, 2018, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Although the Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

10. WARRANTS

As of June 30, 2018, the Company had 49,349 Common Stock Warrants outstanding at a weighted average exercise price of $27.65. A summary of outstanding Common Stock purchase warrants as of June 30, 2018 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

The Company had no stock purchase warrant activity during the six months ended June 30, 2018.

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of June 30, 2018, there were 1,704,003 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) 902,720 shares from previous automatic increases to the share reserve (as described in more detail below), including the automatic increase of 902,720 shares effected on January 1, 2018. In addition, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. As of June 30, 2018, there were equity awards exercisable for 1,741,681 shares of Common Stock outstanding and 759,359 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,863	$4.85
Granted	1,008	$7.56
Exercised	(216)	$0.65
Forfeited or canceled	(117)	$10.18
Outstanding at June 30, 2018	3,538	$5.70

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

Stock Options Granted to Employees

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 and 2017 was $5.56 and $8.33, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected term, in years	6.33	6.36
Expected volatility	84.5%	84.1%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	—%	—%
Weighted-average exercise price	$7.56	$11.46

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the six months ended June 30, 2018 and 2017.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of June 30, 2018, the Company had 0.4 million shares available for issuance and 37 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the current purchase period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Research and development	$595	$380
General and administrative	1,179	634
Total share-based compensation expense	$1,774	$1,014

As of June 30, 2018, the Company had $10.1 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.9 years.

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

Potentially dilutive securities include the following:

	June 30,
	2018	2017
	(in thousands)
Options to purchase Common Stock	3,538	3,004
Warrants to purchase Common Stock	49	25
Total	3,587	3,029

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

•
If we obtain FDA approval for one of our product candidates that is granted orphan drug designation and receive the associated seven years’ marketing exclusivity, we may lose that exclusivity to the sponsor of a subsequent marketing application for the same drug and indication for several reasons, including a showing that the subsequent drug is clinically superior to the first.

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

•
We may not be able to develop or identify technology that can effectively deliver any of our product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of any or all of our product candidates.

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. We have three product candidates, cobomarsen (also known as MRG-106), remlarsen (also known as MRG-201), and MRG-110 in clinical development.

Cobomarsen is an inhibitor of miR-155, a microRNA that is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In our Phase 1 clinical trial of cobomarsen in cutaneous T-cell lymphoma, or CTCL, a high percentage of patients treated systemically demonstrated improvement in mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body and commonly used by clinicians treating CTCL. We are also evaluating cobomarsen in three additional oncology indications, including Adult T-cell leukemia/lymphoma, or ATLL, a highly morbid T-cell malignancy seen in patients previously infected with the human T-lymphotropic virus type 1.

Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of remlarsen, we observed a statistically-significant reduction in fibroplasia with no adverse effects on incisional wound healing in trial participants who received remlarsen.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells. Inhibition of miR-29 has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding. The compound is being developed under our license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier, for use in various indications in which enhanced vascular density is expected to provide clinical benefit. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

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

Recent Developments

Clinical Trial Updates

In May and June 2018, we released and presented additional data from our Phase 1 clinical trial of cobomarsen in patients with the mycosis fungoides, or MF, form of CTCL, our lead indication for cobomarsen. We have now completed enrollment of CTCL patients in this study and plan to initiate a Phase 2 clinical trial to evaluate cobomarsen in CTCL patients during the fourth quarter of this year.

In June 2018, we also released and presented preliminary safety and efficacy data of cobomarsen in ATLL patients, one of three expansion indications included in our ongoing Phase 1 clinical trial.

In July 2018, we announced the initiation of a Phase 2 double blinded, randomized clinical trial of remlarsen, which is designed to treat fibrotic diseases, in subjects with a predisposition for keloid formation. We anticipate that this clinical trial will enroll approximately 12 subjects that are historically predisposed to keloid formation after trauma to the skin at multiple clinical sites in the United States. Subjects will receive small, matching excisional wounds that are sutured and then injected with either remlarsen or placebo. In this design, patients are serving as their own control, which increases the statistical powering of the trial. The lesions will be observed for up to 12 months to determine the presence or absence of keloid formation.

Stock Purchase Agreement

In August 2018, we and The Leukemia & Lymphoma Society, Inc., or LLS, entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock to LLS in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock at a price per share equal to $6.62. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days ending two trading days prior to the date of the applicable closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, that each such milestone must be completed prior to December 31, 2021.

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

We occasionally make non-refundable advance payments for goods and services that will be used in future research and development activities. These payments are recorded as expense in the period in which we receive or take ownership of the goods or when the services are performed.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments. Interest expense is comprised of interest incurred under our notes payable.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Revenue	$2,182	$718
Research and development expenses	(8,375)	(5,487)
General and administrative expenses	(2,668)	(2,581)
Other income, net	147	38
Net loss	$(8,714)	$(7,312)

Revenue

Revenue increased to $2.2 million during the three months ended June 30, 2018, from $0.7 million during the three months ended June 30, 2017. The $1.5 million increase was primarily due to a $0.9 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement, as well as a $0.6 million increase in grant revenue recognized during the second quarter of 2018.

Research and Development Expenses

Research and development expenses were $8.4 million during the three months ended June 30, 2018, compared to $5.5 million during the three months ended June 30, 2017. The $2.9 million increase in research and development expense was driven primarily by:

•
increased clinical development and related outsourced manufacturing expenses of $2.5 million, primarily related to: expenses incurred related to the Phase 1 clinical trial of cobomarsen and start up activities for the Phase 2 clinical trial of cobomarsen during the second quarter of 2018 and the initiation of a Phase 1 clinical trial of MRG-110 during the second quarter of 2018; and

•	increased personnel-related costs of $0.5 million, including share-based compensation, due primarily to the growth of our research and development team.

General and Administrative Expenses

General and administrative expenses were $2.7 million during the three months ended June 30, 2018, compared to $2.6 million during the three months ended June 30, 2017. The increase in general and administrative expenses of $0.1 million was driven primarily by:

•
increases in personnel-related costs, including share-based compensation, of $0.3 million, board of director compensation and expenses of $0.1 million, and a net increase of $0.1 million of other expenses; partially offset by

•
a decrease of $0.2 million in consulting and contract labor primarily related to rebranding activities in the second quarter of 2017 as well as lower consulting fees in 2018 as we added general and administrative employees; and

•	a decrease of $0.2 million in legal expenses related to intellectual property during the second quarter of 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Revenue	$6,966	$1,180
Research and development expenses	(14,788)	(9,607)
General and administrative expenses	(5,658)	(5,862)
Other income (expense), net	105	(3)
Net loss	$(13,375)	$(14,292)

Revenue

Revenue increased to $7.0 million during the six months ended June 30, 2018, from $1.2 million during the six months ended June 30, 2017. The increase was due primarily to a €3.0 million (or $3.7 million) milestone payment earned and received under the Servier Collaboration Agreement during the six months ended June 30, 2018, as well as a $1.9 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $14.8 million during the six months ended June 30, 2018, compared to $9.6 million during the six months ended June 30, 2017. The increase in research and development expense of $5.2 million was driven primarily by:

•
increased clinical development and related manufacturing expenses of $2.9 million, primarily related to expenses incurred related to start up activities for the Phase 2 clinical trial of cobomarsen during 2018 and the initiation of a Phase 1 clinical trial of MRG-110 during the second quarter of 2018;

•	increased personnel-related costs of $1.4 million, including share-based compensation, due primarily to the growth of our research and development team; and

•	increased technology license fees of $0.8 million primarily related to a milestone payment due to one of our licensors for the initiation of our first clinical trial for MRG-110 during 2018.

General and Administrative Expenses

General and administrative expenses were $5.7 million during the six months ended June 30, 2018, compared to $5.9 million during the six months ended June 30, 2017. The decrease in general and administrative expenses of $0.2 million was driven primarily by:

•	a decrease in legal expenses of $0.7 million incurred during the 2017 primarily related to the Merger that did not recur in 2018;

•
an increase in personnel-related and recruiting costs of $0.5 million, due primarily to the growth of our general and administrative team and increased share-based compensation charges, partially offset by a $0.4 million decrease in consulting and contract labor expenses; and

•	an increase of $0.3 million in board of director compensation charges in 2018.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from equity financings of $164.2 million (including notes payable that previously converted to equity).

In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our public offering. We sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through June 30, 2018, we sold an aggregate of 1,213,386 shares of our common stock for aggregate gross proceeds of approximately $10.6 million. Cumulative net proceeds received through June 30, 2018 were approximately $10.2 million, including commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

Since our inception and through June 30, 2018, we have generated cumulative losses of $107.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2018, we had cash and cash equivalents of $43.4 million and short-term investments of $32.9 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs into early 2020.

Summarized cash flows for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(11,867)	$(15,261)	$3,394
Net cash provided by (used in) investing activities	(32,984)	1,131	(34,115)
Net cash provided by financing activities	40,812	38,361	2,451
Net increase (decrease) in cash and cash equivalents	$(4,039)	$24,231	$(28,270)

Operating Activities

Net cash used in operating activities was $11.9 million for the six months ended June 30, 2018, compared to $15.3 million for the six months ended June 30, 2017. The $3.4 million decrease was primarily the result of a $1.5 million decrease in payments of associated current liabilities during the six months ended June 30, 2018, as well as a $0.9 million decrease in net loss and a $0.8 million increase in share-based compensation. The decreased net loss of $0.9 million was driven primarily by an increase in operating expenses of $5.0 million in 2018, offset by a $3.7 million increase in revenue during the six months ended June 30, 2018 that resulted from our first development milestone payment received under the Servier Collaboration Agreement.

Investing Activities

Net cash used in investing activities was $33.0 million during the six months ended June 30, 2018 compared to net cash provided by investing activities of $1.1 million during the six months ended June 30, 2017. The change in cash flow from investing activities was driven primarily by $32.8 million of cash and cash equivalents invested in short-term investments in 2018, offset by $1.3 million of cash acquired in 2017 as a result of the Merger in 2017.

Financing Activities

Net cash provided by financing activities was $40.8 million for the six months ended June 30, 2018, compared to $38.4 million during the six months ended June 30, 2017. The increase in cash provided by financing activities was primarily driven by net proceeds associated with the sale of our common stock pursuant to the ATM Agreement of $2.7 million during the six months ended June 30, 2018, offset by higher net proceeds from the sale of common stock in the 2017 private financing as compared to our public offering in 2018.

Contractual Obligations and Commitments

As of June 30, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Interest Rate Risk

Our term loan with Silicon Valley Bank bears interest at variable rates. Based on the outstanding principal balance of $10.0 million under such loan as of June 30, 2018, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of up to approximately $0.2 million over the next twelve months. For a detailed discussion of our term loan, including a discussion of the applicable interest rate, refer to Footnote 7, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We hold investments in money market funds and U.S. treasury securities. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of June 30, 2018, we held $34.5 million in money market funds and $41.9 million in U.S. treasury securities subject to variable interest rates. The effect of an increase or decrease of 1% in prevailing market interest rates earned on these balances would theoretically increase or decrease interest income by approximately $0.8 million over a twelve-month period.

Foreign Currency Risk

The majority of our transactions and purchase orders are denominated in U.S. dollars and, as a result, we have limited exposure to market risk from changes in foreign currency or exchange rates. As of June 30, 2018, we had a net payable of approximately €28 thousand. The effect of an increase or decrease of 1% in the value of the U.S. dollar relative to the Euro during the six-month period ended June 30, 2018 would have been immaterial.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006. During the six months ended June 30, 2018 and 2017, net loss was $13.4 million and $14.3 million, respectively. As of June 30, 2018, we had an accumulated deficit of $107.0 million.

As of June 30, 2018, we had cash and cash equivalents of $43.4 million and short-term investments of $32.9 million. In February 2017, we received $40.7 million in financing through a common stock private placement. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through June 30, 2018, we had sold, pursuant to the terms of the ATM Agreement, 1,213,386 shares of our common stock, at a weighted average price of $8.74 per share, for aggregate gross proceeds of approximately $10.6 million. Net proceeds through June 30, 2018 were approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, for the sale of up to $5.0 million of shares of our common stock to LLS in the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock at a price per share equal to $6.62. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs into early 2020.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through June 30, 2018, we had sold, pursuant to the terms of the ATM Agreement, 1,213,386 shares of our common stock for aggregate gross proceeds of approximately $10.6 million, and, in August 2018, we sold an additional 150,987 shares of common stock to LLS under the LLS Stock Purchase Agreement for gross proceeds of $1.0 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities;

•	delays in recruiting eligible patients in our clinical trials;

•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients dropping out of our clinical trials;

•	adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	occurrence of adverse events associated with our product candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of our product candidates;

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our microRNA-targeted therapeutic platform and identifying our initial targeted disease indications. Our future success depends on our successful development of viable product candidates. Only three of our product candidates, cobomarsen, remlarsen, and MRG-110, are in clinical development, and the remainder of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

Additionally, the FDA, the European Medicines Agency, and other regulatory authorities, have relatively limited experience with microRNA-targeted therapeutics. No regulatory authority has granted approval to anyone, including us, to market or commercialize microRNA-targeted therapeutics, which may increase the complexity, uncertainty, and length of the regulatory review and approval process for our product candidates. If our product candidates fail to prove to be safe and effective, and commercially viable, our product candidate pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, or results of operations.

The clinical trial, product approval, and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to evaluate the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, and intended use of the product candidate. The regulatory review and approval process for novel product candidates such as microRNA-targeted therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or from other countries or regions of the world, or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the likelihood of approval by other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

We may not be able to develop or identify a technology that can effectively deliver our product candidates to the intended diseased cells or tissues, and any failure in such delivery technology could adversely affect and delay the development of any or all of our other product candidates.

In connection with our clinical trials of cobomarsen, remlarsen, and MRG-110, we have used various routes of administration, including intravenous, intralesional, subcutaneous, and intradermal injections. We cannot be certain that these routes of administration will be capable of delivering adequate levels of cobomarsen, remlarsen, MRG-110, or our other product candidates to produce a therapeutic response for any indication. While we are continuing to evaluate the use of subcutaneous, intravenous, and intradermal injections in different indications, and additional delivery technologies and routes of administration that might enable us to target specific cells with our product candidates, we cannot be certain whether we will be successful in developing effective routes of delivery. Our failure to effectively deliver any of our product candidates to the target diseased cells or tissues could adversely affect and delay the development of our product candidates.

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

Our cobomarsen, remlarsen, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. The most common adverse events of any grade were injection site reactions, including pain, itchiness, redness, and swelling when compounds were delivered intradermally or subcutaneously. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

MicroRNA therapy remains a novel technology, with no microRNA-targeted therapeutic product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing therapies that involve the use of our product candidates in lieu of, or in addition to, existing therapies with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Serious adverse events in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA-targeted product candidate for the treatment of hepatitis C virus due to serious adverse events in that trial. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA-targeted therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Some of our product candidates have produced results only in nonclinical settings, or for other indications than those for which we contemplate conducting development and seeking FDA approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

We currently have three product candidates in clinical trials. Of these product candidates, cobomarsen has been predominantly administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

We anticipate that we will meet with the FDA before starting a Phase 2 clinical trial of cobomarsen in patients with CTCL in the near future. After these discussions with the FDA, we believe that a successful outcome for the primary endpoint of this Phase 2 clinical trial could allow us to apply for accelerated approval. We cannot guarantee that the outcome of this Phase 2 clinical trial will be sufficient to support, or if the FDA will grant us accelerated approval of cobomarsen. If our data is not supportive of accelerated approval of cobomarsen, we cannot predict when, if ever, we will be able to seek approval of cobomarsen.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, microRNAs are a new class of drug target and as such may have some potentially unknown risks from both an efficacy and safety perspective. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients or healthy volunteers in limited numbers of clinical sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to serious adverse events in that trial. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we are conducting or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our drug candidates.

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

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA-targeted therapeutics have shown adverse events in clinical trials, including injection site reactions and pain at the injection site, erythema, nausea, diarrhea, decreased white blood cell and platelet counts, neutropenia, elevated aspartate aminotransferase, alanine aminotransferase, uric acid, and creatine kinase levels, prolonged partial thromboplastin time, blurred vision, itchiness, fatigue, headache, and microscopic hematuria, among others. In almost all cases, these events were mild to moderate and self-limited. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

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

We may seek a breakthrough therapy designation from the FDA for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA could also be eligible for priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including the completion of confirmatory post-approval clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit.

A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace.

Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application or marketing authorization application.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

Since its enactment, certain aspects of the ACA have faced and continue to face Congressional, judicial, and regulatory challenges, and both Congress and President Trump have delayed implementation or effectively repealed some of the ACA’s requirements through legislation, Executive Orders, failures to fund, and other actions. As a result, we cannot predict how the ACA, its possible repeal, or any legislation Congress passes to replace the ACA or any possible replacement passed by Congress will affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates or additional pricing pressures.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, and regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•
the federal Physician Payment Sunshine Act under the ACA requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

International data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or the GDPR, that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The GDPR prohibits the transfer of personal data, without an appropriate legal basis, to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

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

If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data exclusivity, for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review, or IPR, which has been generally used by many third parties over the past four years to invalidate patents. The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Additionally, the rights of review and appeal for IPR decisions is an area of law that is still developing.

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

Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of microRNA. We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover therapeutic uses of microRNA replacements and inhibitors. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates, including cobomarsen, remlarsen, or MRG-110, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, one of our Phase 1 clinical trials in cobomarsen was focused on MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen and remlarsen are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, remlarsen, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Actelion Ltd, Argenx, Bristol-Myers Squibb Company, Celgene Corporation, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that the several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, remlarsen, MRG-110, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., Microlin Bio, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RaNa Therapeutics, Inc., RXi Pharmaceuticals Corporation, and Silence Therapeutics AG. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, remlarsen, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, remlarsen, MRG-110, or any other future products to compete with these products.

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of cobomarsen, remlarsen, MRG-110, or other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.

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

As of June 30, 2018, we had 70 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock following the Merger has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for cobomarsen, remlarsen, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

Prior to the Merger, there had been no public market for Private Miragen’s common stock. An active trading market for our shares of common stock has yet to develop, and even if an active market for our common stock were to develop, it may not be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
10.1^	Seventh Amendment of the License and Collaboration Agreement, entered into as of April 3, 2018 and effective as of March 26, 2018, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	05/09/2018	10.1
10.2†	Amendment to Research Subaward Agreement, entered into as of May 30, 2018 and effective as of May 17, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.2	•
10.3†	Amendment to Research Subaward Agreement, entered into as of June 29, 2018 and effective as of July 1, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.3	•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-Q	08/08/2018	31.1	•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	10-Q	08/08/2018	31.2	•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	08/08/2018	32.1	•
101.INS**	XBRL Instance Document	10-Q	08/08/2018		•
101.SCH**	XBRL Taxonomy Extension Schema Document	10-Q	08/08/2018		•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	08/08/2018		•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	08/08/2018		•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-Q	08/08/2018		•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	08/08/2018		•

____________________

†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
^	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
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

MIRAGEN THERAPEUTICS, INC.

Date: August 8, 2018	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)