Form 10-Q
period 2018-09-30
MIRAGEN THERAPEUTICS, INC.
filed 2018-11-07
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-Q
____________________________________________
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 31, 2018, there were 30,839,463 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,700	$47,441
Short-term investments	38,827	—
Accounts receivable	1,382	1,456
Prepaid expenses and other current assets	3,843	2,971
Total current assets	75,752	51,868
Property and equipment, net	751	563
Other assets	50	50
Total assets	$76,553	$52,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,206	$906
Accrued liabilities	4,336	2,991
Current portion of note payable	1,291	—
Total current liabilities	6,833	3,897
Note payable, net of current portion	8,914	9,922
Other liabilities	88	152
Total liabilities	15,835	13,971
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,833,367 and 22,568,006 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	308	226
Additional paid-in capital	176,395	131,877
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(115,979)	(93,593)
Total stockholders’ equity	60,718	38,510
Total liabilities and stockholders’ equity	$76,553	$52,481

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$814	$1,493	$6,938	$1,991
Grant revenue	130	138	972	820
Total revenue	944	1,631	7,910	2,811
Operating expenses:
Research and development	7,399	5,018	22,187	14,625
General and administrative	2,696	2,502	8,354	8,364
Total operating expenses	10,095	7,520	30,541	22,989
Loss from operations	(9,151)	(5,889)	(22,631)	(20,178)
Other income (expense):
Interest and other income	362	113	890	245
Interest and other expense	(222)	(58)	(645)	(193)
Net loss	(9,011)	(5,834)	(22,386)	(20,126)
Change in unrealized loss on investments	(10)	—	(6)	—
Comprehensive loss	$(9,021)	$(5,834)	$(22,392)	$(20,126)

Net loss	$(9,011)	$(5,834)	$(22,386)	$(20,126)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(5)
Net loss available to common stockholders	$(9,011)	$(5,834)	$(22,386)	$(20,131)
Net loss per share, basic and diluted	$(0.29)	$(0.27)	$(0.77)	$(1.11)
Weighted-average shares used to compute basic and diluted net loss per share	30,723,704	21,572,498	29,182,872	18,215,857

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	—	37,845
Issuance of common stock, net of issuance cost; at the market	372,852	4	2,653		—	2,657
Issuance of common stock in private placement, net of issuance costs	150,987	2	933	—	—	935
Shares issued for cash upon the exercise of stock options	274,082	2	177	—	—	179
Issuance of common stock for cash under employee stock purchase plan	52,444	—	242	—	—	242
Share-based compensation expense	—	—	2,742	—	—	2,742
Change in unrealized loss on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(22,386)	(22,386)
Balance at September 30, 2018	30,833,367	$308	$176,395	$(6)	$(115,979)	$60,718

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,386)	$(20,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,742	1,693
Depreciation and amortization	206	227
Non-cash interest expense	283	85
Amortization of premiums and discounts on available-for-sale securities	(229)	—
Changes in operating assets and liabilities:
Accounts receivable	74	(615)
Prepaid expenses and other assets	(927)	(719)
Accounts payable	287	(598)
Accrued and other liabilities	1,281	(871)
Net cash used in operating activities	(18,669)	(20,924)
Cash flows from investing activities:
Purchases of short-term investments	(38,604)	—
Purchases of property and equipment	(394)	(212)
Cash acquired in reverse merger	—	1,280
Net cash provided by (used in) investing activities	(38,998)	1,068
Cash flows from financing activities:
Proceeds from the sale of common stock - public offering	40,782	—
Payment of issuance costs associated with the sale of common stock - public offering	(2,890)	—
Proceeds from the sale of common stock - at the market	2,747	2,711
Payment of issuance costs associated with the sale of common stock - at the market	(82)	(172)
Proceeds from the sale of common stock - private financing	1,000	40,703
Payment of issuance costs associated with the sale of common stock - private placement	(52)	(1,216)
Payment of issuance costs associated with the shelf registration	—	(299)
Proceeds from stock purchases under employee stock purchase plan	242	110
Proceeds from the exercise of stock options	179	220
Payments of principal on note payable	—	(1,500)
Net cash provided by financing activities	41,926	40,557
Net increase (decrease) in cash and cash equivalents	(15,741)	20,701
Cash and cash equivalents at beginning of period	47,441	22,104
Cash and cash equivalents at end of period	$31,700	$42,805

Supplemental disclosure of cash flow information
Cash paid for interest	$358	$112
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$55	$—
Unpaid common stock issuance costs included in current liabilities	$13	$3
Change in unrealized gain (loss) on investments	$(6)	$—
Conversion of preferred stock to common stock	$—	$76,981
Liabilities assumed, net of non-cash assets received in reverse merger	$—	$1,076
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$—	$339
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$—	$51
Accretion of redeemable convertible preferred stock to redemption value	$—	$5
See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. The Company has three clinical-stage product candidates, cobomarsen, remlarsen, and MRG-110. The Company is developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Liquidity

The Company has incurred annual net operating losses since its inception. As of September 30, 2018, the Company had an accumulated deficit of $116.0 million and a net loss of $9.0 million and $22.4 million for the three and nine months ended September 30, 2018, respectively. The Company’s management believes that the $31.7 million of cash and cash equivalents and $38.8 million of short-term investments on hand at September 30, 2018 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs into early 2020.

The Company has funded its operations to date principally through proceeds from equity financings, including notes payable that previously converted to equity explained further in Note 9. Common Stock. The Company will continue to require additional capital beyond early 2020 to continue its clinical development and potential commercialization activities. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, continued performance under the Servier Collaboration Agreement, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

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

The Company recognizes revenue from non-refundable upfront license fees over the term of performance when combined with other deliverables. When the performance period is not specified, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood, of achievement of development commitments, and any other significant commitments. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying condensed consolidated balance sheets. Expected performance periods are reviewed periodically and, if applicable, the amortization period is adjusted, which may accelerate or decelerate revenue recognition. The timing of revenue recognition, specifically as it relates to the amortization of upfront license fees, is significantly influenced by the Company’s estimates.

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

Investments

The Company has designated its investments as available-for-sale securities and accounts for them at their respective fair values. The securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $38.8 million, fair value of $38.8 million, and a gross unrealized loss of $6 thousand. The Company had no long-term investments as of September 30, 2018. The Company had no investments as of December 31, 2017.

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

	September 30, 2018		December 31, 2017
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$32,539	$—	$47,653	$—
U.S. treasury securities (included in short-term investments)	38,827	—	—	—
Total assets	$71,366	$—	$47,653	$—
Liabilities:
Common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
____________________

(1)
The sum of amounts presented for each period above differ from cash and cash equivalents reported in the condensed consolidated balance sheets due to uninvested cash balances and outstanding disbursements and deposits.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2018 and 2017.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains are reflected as a separate component in the statement of stockholders’ equity. As of September 30, 2018, the Company had accumulated other comprehensive loss of $6 thousand. The Company had no accumulated other comprehensive income (loss) at December 31, 2017. The Company had no realized gain or loss during the three and nine months ended September 30, 2018 and 2017.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2018 and 2017.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company does not anticipate the Tax Act to have a material impact on the condensed consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“ASC 606”), and has issued a number of clarifying ASUs subsequently, all of which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

The Company has elected to not early adopt ASC 606. The Company is assessing the impact of ASC 606 on its accounting policies and procedures and evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in process, the Company does not believe the adoption of ASC 606 will have a material impact on its condensed consolidated financial statements because the Company has limited active contracts in effect. The Company also continues to evaluate the method of adoption and believes the selected implementation method will be dependent upon the contract or contracts that are in place at the transition date. In addition to the assessment of the impact of ASC 606, the Company is analyzing and updating its internal controls over financial reporting to ensure that information required to fulfill the new standard is properly secured and recorded. The Company will implement any changes as required by the adoption of ASC 606 beginning in the first quarter of 2019.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for the Company for interim and annual reports beginning after December 15, 2019, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach, with an option to use certain transition relief. The Company currently expects that its building operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the Company’s total assets and total liabilities that are reported relative to such amounts prior to adoption. The Company is continuing to evaluate the full impact of this standard on its condensed consolidated financial statements.

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company expects the impact of the pending adoption of this standard will not have a significant impact on its condensed consolidated financial statements upon adoption.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this standard on its condensed consolidated financial statements.

Other new pronouncements issued but not effective as of September 30, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Collaboration revenue:
Milestone payments	$—	$—	$3,690	$—
Reimbursed payments	814	1,493	3,248	1,991
Total collaboration revenue	$814	$1,493	$6,938	$1,991

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

The Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.7 million to $16.0 million as of September 30, 2018) and regulatory milestone payments of €10.0 million to €40.0 million ($11.6 million to $46.4 million as of September 30, 2018) for each target. Additionally, the Company may receive up to €175.0 million ($203.0 million as of September 30, 2018) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. In March 2018, the Company and Servier initiated a Phase 1 clinical trial of MRG-110. As a result, under the terms of the Servier Collaboration Agreement, the Company earned and received its first development milestone payment of €3.0 million (or $3.7 million). This amount is included as revenue in the accompanying condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2018.

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

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measured its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as license revenue during the three and nine months ended September 30, 2018 and 2017, respectively.

Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $0.8 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, accounts receivable for Servier research and related intellectual property activities totaled $1.4 million.

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

The following table summarizes the net assets acquired based on their estimated fair values immediately prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Lab equipment	$2,490	$2,229
Leasehold improvements	741	737
Computer hardware and software	409	355
Furniture and fixtures	126	77
Property and equipment, gross	3,766	3,398
Less: accumulated depreciation and amortization	(3,015)	(2,835)
Property and equipment, net	$751	$563

During the three months ended September 30, 2018 and 2017, depreciation and amortization expense was $0.1 million. During the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was $0.2 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued outsourced clinical trial and preclinical studies	$2,005	$581
Accrued employee compensation and related taxes	1,259	1,538
Accrued legal fees and expenses	358	185
Accrued equipment and lab materials	284	197
Accrued other professional service fees	101	232
Deferred and accrued facility lease obligations	83	74
Value of liability-classified stock purchase warrants	82	82
Other accrued liabilities	164	102
Total accrued liabilities	$4,336	$2,991

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”), which amended and restated the loan and security agreement Private Miragen entered into with Silicon Valley Bank in April 2015 (the “2015 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Under certain circumstances, the interest-only period can be extended by an additional six months. Amounts outstanding bear interest at the prime rate (5.25% at September 30, 2018), with a final payment fee equal to $0.9 million due upon maturity. As of September 30, 2018, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the SVB loan agreements were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Principal amount outstanding	$10,000	$10,000
Unamortized debt discount	(80)	(119)
Accreted final payment fee	285	41
Total note payable	10,205	9,922
Less: current maturities	(1,291)	—
Long-term note payable, net of current portion	$8,914	$9,922

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of September 30, 2018 for the respective calendar years are as follows (in thousands):

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

License Agreements with the University of Texas

As of September 30, 2018, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the nine months ended September 30, 2018 and 2017, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. During the nine months ended September 30, 2018, the Company made an immaterial milestone payment, which was recorded as research and development expense. Prior to September 30, 2018, the Company did not incur any milestone payments.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the nine months ended September 30, 2018, the Company incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

During the nine months ended September 30, 2018 and 2017, the Company paid $0.3 million and $0.5 million, respectively, to RICC for raw materials to be used in its drug manufacturing process.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a certain amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through September 30, 2018, the Company received $0.8 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of September 30, 2018); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

During the three months ended September 30, 2018 and 2017, rent expense was $0.1 million. The Company is also required to pay for operating expenses related to the leased space, which were $0.1 million for the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, rent expense was $0.3 million and $0.2 million, respectively. Operating expenses were $0.2 million for the nine months ended September 30, 2018 and 2017.

Future annual minimum payments under the lease as of September 30, 2018 for the respective calendar year were as follows (in thousands):

2018	$99
2019	404
2020	277
Total	$780

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

Common Stock Purchase Agreement

In August 2018, the Company and The Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a Common Stock Purchase Agreement (the “LLS Stock Purchase Agreement”) for the sale of up to $5.0 million of shares of Common Stock to LLS in a private placement (the “Offering”). Under the terms of the LLS Stock Purchase Agreement, the Company expects to raise up to approximately $5.0 million in gross proceeds by selling shares of Common Stock to LLS in up to five separate closings. The initial closing of the Offering was held on August 6, 2018. At the initial closing, the Company issued 150,987 shares of Common Stock at a price per share equal to $6.62, which resulted in net proceeds of approximately $0.9 million after expenses incurred in connection with the Offering. The price per share of Common Stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of Common Stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to the Company’s achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

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

During the nine months ended September 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, 372,852 shares of Common Stock, at a weighted average price of $7.37 per share, for aggregate net proceeds of approximately $2.7 million, including commissions to Cowen as sales agent. Through September 30, 2018, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,213,386 shares of Common Stock, at a weighted average price of $8.74 per share, for aggregate net proceeds of approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Common Stock Public Offering

In February 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with underwriters relating to a public offering of its Common Stock. Under the Underwriting Agreement, in February 2018, the Company sold 7,414,996 shares of Common Stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

Private Miragen Common Stock Offering

In February 2017, immediately prior to the Merger and in accordance with subscription agreements entered into with certain investors in October 2016, Private Miragen issued and sold an aggregate of 9,045,126 shares of Private Miragen’s common stock at a price per share of $4.50, or 6,359,628 shares of Common Stock at a price per share of $6.40 as adjusted for the exchange ratio in the Merger, which resulted in net proceeds of approximately $39.2 million, after giving effect to associated financing fees of $1.5 million.

Series Preferred

As of September 30, 2018, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. The Company’s board of directors has the authority to issue preferred stock at its discretion in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series of preferred stock, without further vote or action by the stockholders.

10. WARRANTS

As of September 30, 2018, the Company had 49,349 Common Stock Warrants outstanding at a weighted average exercise price of $27.65. A summary of outstanding Common Stock purchase warrants as of September 30, 2018 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

The Company had no stock purchase warrant activity during the nine months ended September 30, 2018.

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of September 30, 2018, there were 1,645,892 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) 902,720 shares from previous automatic increases to the share reserve (as described in more detail below), including the automatic increase of 902,720 shares effected on January 1, 2018. In addition, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. As of September 30, 2018, there were equity awards exercisable for 1,840,317 shares of Common Stock outstanding and 722,269 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,863	$4.85
Granted	1,069	$7.48
Exercised	(274)	$0.66
Forfeited or canceled	(141)	$9.80
Outstanding at September 30, 2018	3,517	$5.78

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

Stock Options Granted to Employees

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $5.51 and $8.32, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected term, in years	6.33	6.44
Expected volatility	84.9%	83.8%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	—%	—%
Weighted-average exercise price	$7.48	$11.48

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the nine months ended September 30, 2018 and 2017.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and

February 22. As of September 30, 2018, the Company had 0.4 million shares available for issuance and 66 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Research and development	$933	$643
General and administrative	1,809	1,050
Total share-based compensation expense	$2,742	$1,693

As of September 30, 2018, the Company had $9.3 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.8 years.

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

Potentially dilutive securities include the following:

	September 30,
	2018	2017
	(in thousands)
Options to purchase Common Stock	3,517	2,969
Warrants to purchase Common Stock	49	25
Total	3,566	2,994

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. Our lead programs include three clinical-stage product candidates, each of which we believe has the potential to treat multiple indications. We are independently developing cobomarsen and remlarsen and developing a third clinical-stage product candidate, MRG-110, in collaboration Les Laboratories Servier and Institute de Recherches Servier, or, collectively, Servier.

Cobomarsen is an inhibitor of miR-155, a microRNA that is found at abnormally high levels in malignant cells of several blood cancers, as well as certain cells involved in inflammation. In a Phase 1 clinical trial of cobomarsen in cutaneous T-cell lymphoma, or CTCL, a high percentage of patients treated systemically demonstrated improvement in mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body and commonly used by clinicians treating CTCL. During the third quarter, we advanced our preparations to launch our global Phase 2 SOLAR clinical trial evaluating cobomarsen in patients diagnosed with CTCL, and we expect to begin dosing patients in the fourth quarter of 2018. In the SOLAR trial, we plan to evaluate the safety and efficacy of cobomarsen given by intravenous infusion in an active control comparison versus ZOLINZA (vorinostat) and to enroll approximately 65 patients per treatment group. The primary endpoint of the SOLAR trial is the rate of objective response, defined as 50% or greater improvement in the severity of a patient's skin disease over the entire body with no evidence of disease progression in the blood, lymph nodes, or viscera, and maintained for at least four consecutive months. Progression-free survival will be a secondary endpoint, and we plan to use patient-reported outcomes as additional endpoints to monitor quality of life improvements. Based on discussions with the FDA, we believe the results from this clinical trial could potentially allow us to apply for accelerated approval in the United States. The Leukemia & Lymphoma Society®, or LLS, is collaborating with us and providing funding in support of the SOLAR trial for the treatment of patients with CTCL. We expect to report data from this clinical trial in the second half of 2020.

Cobomarsen is also being evaluated in a Phase 1 clinical trial across three additional oncology indications, including adult T‑cell leukemia/lymphoma, or ATLL, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia, for which the we have reported clinical response in ATLL, a highly morbid T-cell malignancy seen in patients previously infected with the human T‑lymphotropic virus type 1. We anticipate announcing additional ATLL clinical trial data in the first half of 2019.

Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary, and ocular fibrosis, as well as in systemic sclerosis. In a Phase 1 clinical trial of remlarsen, we observed a statistically-significant reduction in fibroplasia with no serious adverse events on incisional wound healing in trial participants who received remlarsen. In July 2018, we announced the initiation of a Phase 2 double-blinded, randomized clinical trial of remlarsen, which is designed to treat fibrotic diseases, in subjects with a predisposition for keloid formation. We anticipate that this clinical trial will enroll an initial 12-subject cohort at multiple clinical sites in the United States who are historically predisposed to keloid formation after trauma to the skin. Subjects will receive small, matching excisional wounds that will be sutured and then injected with either remlarsen or placebo. In this design, patients are serving as their own control, which increases the statistical power of the clinical trial. The lesions will be observed for up to 12 months to determine the presence or absence of keloid formation. We expect to report data from this clinical trial in the second half of 2019. We believe the results of the trial may help determine the dose, dose frequency, and number of patients necessary for a potential Phase 3 clinical trial of remlarsen in keloid revision.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells. Inhibition of miR-92 has been shown to accelerate the formation of new blood vessels in preclinical models of heart failure, peripheral ischemia, and dermal wounding.

MRG-110 is currently being evaluated in two Phase 1 clinical trials. Both clinical trials are designed to evaluate the safety, tolerability, and pharmacokinetics of MRG-110. The first clinical trial is a systemic dosing protocol that is intended to support the development of MRG-110 for the treatment of heart failure. In the second clinical trial, MRG-110 is being administered by intradermal injection in healthy volunteers receiving induced wounds through biopsy. In addition to assessing the safety and tolerability of MRG-110 after local administration, the second clinical trial is designed to provide data that can help validate MRG-110’s intended mechanism of action in humans. The data generated in these clinical trials is expected to provide several clinically translatable biomarkers that may support future clinical trials for the treatment of heart failure as well as surgical incisions in high risk populations, severe lacerations, and chronic wounds. We expect to report data from these clinical trials in 2019. We are developing MRG-110 with Servier under our license and collaboration agreement, or the Servier Collaboration Agreement. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights in the rest of the world.

In addition to our clinical-stage programs, we remain committed to research and continue to develop a pipeline of wholly-owned preclinical product candidates. We believe that our preclinical product candidates offer the potential to treat a number of indications including oncology, visual pathologies, neurodegeneration, and hearing loss. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

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

Other income, net

Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments. Interest expense is comprised of interest incurred under our note payable.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Revenue	$944	$1,631
Research and development expenses	(7,399)	(5,018)
General and administrative expenses	(2,696)	(2,502)
Other income, net	140	55
Net loss	$(9,011)	$(5,834)

Revenue

Revenue decreased to $0.9 million during the three months ended September 30, 2018, from $1.6 million during the three months ended September 30, 2017. The $0.7 million decrease was primarily due to a $0.7 million decrease in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $7.4 million during the three months ended September 30, 2018, compared to $5.0 million during the three months ended September 30, 2017. The $2.4 million increase in research and development expense was driven primarily by:

•
increased clinical development and related outsourced manufacturing expenses of $2.1 million, primarily related to expenses incurred in connection with start up activities for the Phase 2 SOLAR clinical trial of cobomarsen, including costs to manufacturing cobomarsen, during the third quarter of 2018; and

•	increased personnel-related costs of $0.3 million, including share-based compensation, due primarily to the growth of our research and development team.

General and Administrative Expenses

General and administrative expenses were $2.7 million during the three months ended September 30, 2018, compared to $2.5 million during the three months ended September 30, 2017. The increase in general and administrative expenses of $0.2 million was driven primarily by:

•	an increase in personnel-related costs, including share-based compensation, of $0.4 million; partially offset by

•	a decrease of $0.2 million in legal expenses related to intellectual property during the third quarter of 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Revenue	$7,910	$2,811
Research and development expenses	(22,187)	(14,625)
General and administrative expenses	(8,354)	(8,364)
Other income, net	245	52
Net loss	$(22,386)	$(20,126)

Revenue

Revenue increased to $7.9 million during the nine months ended September 30, 2018, from $2.8 million during the nine months ended September 30, 2017. The increase was due primarily to a €3.0 million (or $3.7 million) milestone payment earned and received under the Servier Collaboration Agreement during the nine months ended September 30, 2018, as well as a $1.3 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $22.2 million during the nine months ended September 30, 2018, compared to $14.6 million during the nine months ended September 30, 2017. The increase in research and development expense of $7.6 million was driven primarily by:

•
increased clinical development and related manufacturing expenses of $4.9 million, primarily related to expenses incurred in connection with start up activities, including manufacturing costs, for the Phase 2 SOLAR clinical trial of cobomarsen and the initiation of a Phase 1 clinical trial of MRG-110 during of 2018;

•	increased personnel-related costs of $1.7 million, including share-based compensation, due primarily to the growth of our research and development team; and

•	increased technology license fees of $0.9 million primarily related to a milestone payment due to one of our licensors for the initiation of our first clinical trial for MRG-110 during 2018.

General and Administrative Expenses

General and administrative expenses were $8.4 million during each of the nine months ended September 30, 2018 and 2017. During 2018, legal expenses decreased by $0.9 million primarily related to the Merger that occurred in 2017. This decrease was offset by an increase in personnel-related and recruiting costs of $0.9 million, due primarily to the growth of our general and administrative team and increased share-based compensation charges.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from equity financings of $165.2 million (including notes payable that previously converted to equity).

In February 2018, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of several underwriters, or the Underwriters, relating to a public offering of our common stock. In this offering, we sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through September 30, 2018, we sold an aggregate of 1,213,386 shares of our common stock for aggregate gross proceeds of approximately $10.6 million. Cumulative net proceeds received through September 30, 2018 were approximately $10.2 million, including commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

In August 2018, we and LLS entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock to LLS in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS in up to five separate closings. At the initial closing in August 2018, we issued 150,987 shares of our common stock at a price per share equal to $6.62, which resulted in net proceeds of approximately $0.9 million after expenses incurred in connection with the Offering. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase

Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

Since our inception and through September 30, 2018, we have generated cumulative losses of $116.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2018, we had cash and cash equivalents of $31.7 million and short-term investments of $38.8 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs into early 2020.

Summarized cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(18,669)	$(20,924)	$2,255
Net cash provided by (used in) investing activities	(38,998)	1,068	(40,066)
Net cash provided by financing activities	41,926	40,557	1,369
Net increase (decrease) in cash and cash equivalents	$(15,741)	$20,701	$(36,442)

Operating Activities

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2018, compared to $20.9 million for the nine months ended September 30, 2017. The decrease was primarily the result of a $3.7 million decrease in payments of associated current liabilities and receipts associated with accounts receivable during the nine months ended September 30, 2018, as well as a $2.3 million increase in net loss offset by a $1.0 million increase in share-based compensation.

Investing Activities

Net cash used in investing activities was $39.0 million during the nine months ended September 30, 2018 compared to net cash provided by investing activities of $1.1 million during the nine months ended September 30, 2017. The change in cash flow from investing activities was driven primarily by $38.6 million of cash and cash equivalents invested in short-term investments in 2018, and by $1.3 million of cash acquired in 2017 as a result of the Merger in 2017.

Financing Activities

Net cash provided by financing activities was $41.9 million for the nine months ended September 30, 2018, compared to $40.6 million during the nine months ended September 30, 2017. The increase in cash provided by financing activities was primarily driven by net proceeds associated with the sale of our common stock pursuant to the ATM Agreement of $2.7 million and the issuance of our common stock to LLS of $0.9 million during the nine months ended September 30, 2018, offset by higher net proceeds from the sale of common stock in the 2017 private financing as compared to our public offering in 2018.

Contractual Obligations and Commitments

As of September 30, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006. During the nine months ended September 30, 2018 and 2017, net loss was $22.4 million and $20.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $116.0 million.

As of September 30, 2018, we had cash and cash equivalents of $31.7 million and short-term investments of $38.8 million. In February 2017, we received $40.7 million in financing through a common stock private placement. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through September 30, 2018, we had sold, pursuant to the terms of the ATM Agreement, 1,213,386 shares of our common stock, at a weighted average price of $8.74 per share, for aggregate gross proceeds of approximately $10.6 million. Net proceeds through September 30, 2018 were approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with the Underwriters relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, for the sale of up to $5.0 million of shares of our common stock to LLS in the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock at a price per share equal to $6.62, which resulted in net proceeds of approximately $0.9 million after expenses incurred in connection with the Offering. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs into early 2020.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through September 30, 2018, we had sold, pursuant to the terms of the ATM Agreement, 1,213,386 shares of our common stock for aggregate gross proceeds of approximately $10.6 million, and, in August 2018, we sold an additional 150,987 shares of common stock to LLS under the LLS Stock Purchase Agreement for gross proceeds of $1.0 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•	delays in obtaining required approvals from institutional review boards or independent ethics committees at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities;

•	delays in recruiting eligible patients in our clinical trials;

•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients dropping out of our clinical trials;

•	adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	occurrence of adverse events associated with our product candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of our product candidates;

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

We currently have three product candidates in clinical trials. Of these product candidates, cobomarsen has been predominantly administered in patients with the mycosis fungoides form of CTCL, or MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

Based on discussions with the FDA, we believe the results from the SOLAR clinical trial could potentially allow us to apply for accelerated approval in the United States. We cannot guarantee that the outcome of this Phase 2 clinical trial will be sufficient to support, or if the FDA will grant us, accelerated approval of cobomarsen. If our data is not supportive of accelerated approval of cobomarsen, we cannot predict when, if ever, we will be able to seek approval of cobomarsen.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, our Phase 1 clinical trial of cobomarsen included patients with MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group satisfied the enrollment criteria for our cobomarsen clinical trial. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved products, if any, or product candidates harm patients, or is perceived to harm patients even when such harm is unrelated to our approved products, if any, or product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, one of our Phase 1 clinical trials in cobomarsen was focused on MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen and remlarsen are supportive of application to other indications, there can be no assurance that our clinical trials in those indications will support efficacy of our product candidates in such expanded indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, remlarsen, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Argenx, Bristol-Myers Squibb Company, Celgene Corporation, Helsinn Group, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that the several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, remlarsen, MRG-110, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., RXi Pharmaceuticals Corporation, Silence Therapeutics AG, and Translate Bio. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, remlarsen, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, remlarsen, MRG-110, or any other future products to compete with these products.

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

As of September 30, 2018, we had 73 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1

3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
10.1^	Amendment to Research Subaward Agreement, entered into as of June 29, 2018 and effective as of July 1, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.3
10.2†	Common Stock Purchase Agreement, dated August 6, 2018, by and between the Registrant and The Leukemia & Lymphoma Society, Inc.				•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				•
101.INS**	XBRL Instance Document				•
101.SCH**	XBRL Taxonomy Extension Schema Document				•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				•
____________________

†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
^	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
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

MIRAGEN THERAPEUTICS, INC.

Date: November 7, 2018	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)