Form 10-K
period 2018-12-31
MIRAGEN THERAPEUTICS, INC.
filed 2019-03-14
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-K
____________________________________________
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-36483
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 29, 2018, as reported on The Nasdaq Capital Market, was $165.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 7, 2019, there were 30,921,219 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIRAGEN THERAPEUTICS, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, liquidity, future revenue, projected expenses, results of operations, expectations concerning the timing and our ability to report data from ongoing and planned non-clinical studies and clinical trials, prospects, plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report, to “Miragen,” “company,” “we,” “us” and “our” or similar references refer to Miragen Therapeutics, Inc., and our consolidated subsidiaries.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission, or SEC, in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our website.

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. We have three product candidates, cobomarsen, remlarsen and MRG-110, in clinical development. We believe each has the potential to treat multiple indications. We are independently developing cobomarsen and remlarsen and are developing MRG-110 in collaboration with Les Laboratoires Servier and Institut de Recherches Servier, or, collectively, Servier.

Cobomarsen is an inhibitor of miR-155, which is a microRNA that is found at abnormally high levels in malignant cells of several blood cancers. Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions. MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells. MRG-110 is being developed for the treatment of heart failure, as well as surgical incisions in high risk populations, severe lacerations, and severe burns. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights to MRG-110 for cardiovascular indications in the rest of the world.

In addition to our clinical-stage programs, we continue to develop a pipeline of preclinical product candidates. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows us to identify and develop mircroRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of biomarkers that may predict clinical benefit and monitoring outcomes in early-stage clinical trials to help guide later clinical development.

The following table summarizes our most advanced programs:

Candidate / Target
Collaborator/ Internal
Disease Area
Pre-clinical
IND Enabling
Phase 1
Phase 2
cobomarsen / miR-155 inhibitor
miRagen
Blood Cancers
Cutaneous T-cell Lymphoma
Adult T-Cell Lymphoma/Leukemia
Diffuse Large-B Cell Lymphoma
Chronic Lymphocytic Leukemia
remlarsen / miR-29 replacement
miRagen
Pathologic Fibrosis
Cutaneous Fibrosis
Ocular1
IPF2
MRG-110 / miR-92 inhibitor
miRagen /
SERVIER
Ischemia
Heart Failure
Incisional Complications

____________________
(1) Ocular Fibrosis
(2) Idiopathic Pulmonary Fibrosis

Anticipated Milestones

Cobomarsen (blood cancers)

•	Phase 1 ATLL clinical trial, additional data release (1H 2019)

•	Phase 2 CTCL clinical trial data release (2H 2020)

Remlarsen and other miR-29 mimics (pathologic fibrosis)

•	Phase 2 cutaneous fibrosis clinical trial data release (2H 2019)

•	Preclinical ocular fibrosis data release (1H 2019)

MRG-110 (heart failure, surgical incisions in high risk populations, severe lacerations, and severe burns)

•	Phase 1 systemic clinical trial data release (2019)

•	Phase 1 local administration clinical trial data release (2019)

Our Strategy

We seek to use our expertise and understanding of microRNA biology, oligonucleotide chemistry, product development, and manufacturing to create novel products that have the potential to transform the treatment of patients with diseases. The key components of our strategy are as follows:

•
Continue to develop cobomarsen for blood cancers. Cobomarsen is currently being developed in two clinical trials for multiple indications. Our global Phase 2 clinical trial, called SOLAR, for cobomarsen in patients with mycosis fungoides, or MF, the most common type of cutaneous T-cell lymphoma, or CTCL, is in the startup phase with initial dosing expected during early 2019. The dosage and administration method of cobomarsen in SOLAR, 300 mg intravenous infusion, or IV infusion, demonstrated an objective response in patients that lasted for at least four months (ORR4, the primary outcome in our Phase 2 clinical trial) in 50% of a cohort of eight patients in the Phase 1 clinical trial. In addition to CTCL, we are also developing cobomarsen in three expansion indications where the disease process appears to correlate with an increase in miR-155 levels, the target of cobomarsen. These additional indications are adult T-cell leukemia/lymphoma, or ATLL, diffuse large B-cell lymphoma, or DLBCL, and chronic lymphocytic leukemia, or CLL.

•
Continue to develop remlarsen and other miR-29 replacements for pathological fibrosis. In 2018, we initiated a double-blind, randomized Phase 2 clinical trial to evaluate remlarsen in subjects with a predisposition for keloid formation. In 2017, we announced results from the double-blind, placebo-controlled, single and multiple dose-escalation Phase 1 clinical trial evaluating remlarsen in induced cutaneous fibrosis. In the trial, we observed mechanistic proof-of-concept for remlarsen, based on a statistically-significant reduction in scar tissue deposition, with no adverse effects on incisional wound healing when remlarsen was given. Additional indications to be studied for a miR-29 mimic could include fibrotic diseases of the lung and eye.

•
Utilize rare disease development pathways at the U.S. Food and Drug Administration, or FDA, and comparable programs at foreign regulatory agencies to accelerate progression to late-stage development and early approval. For our wholly-owned programs, we intend to focus on rare and genetic diseases where RNA modulation may produce clinical benefit, so that we can potentially take advantage of regulatory programs intended to expedite drug development. In 2017, the FDA granted orphan-drug designation to cobomarsen for the treatment of MF and the European Commission granted orphan medicinal product designation to cobomarsen for the treatment of CTCL. We plan to apply for orphan drug designation, fast track, breakthrough therapy designation, and/or priority review when available to potentially reduce clinical trial expense and decrease time to commercialization.

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

•
Selectively build focused commercial capabilities and establish commercial collaborations to maximize the value of our product candidate pipeline. To date, we have retained all U.S. and Japanese rights to our product candidates in the strategic collaboration with Servier and global rights in all of our other programs. While we have not yet defined our sales, marketing, or product distribution strategy for cobomarsen, remlarsen, MRG-110, or any of our other product candidates, if approved, our commercial strategy may include the use of strategic alliances, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force to maximize the value of our pipeline.

Our Product Candidates

Cobomarsen

Cobomarsen is an inhibitor of miR-155. Data reported in the scientific literature identifies miR-155 as a cancer-causing microRNA, or oncomiR. There are several types of cancer in which high levels of miR-155 have been observed, including, among others, CTCL, certain virally-induced lymphomas such as ATLL caused by the human T-lymphotropic virus type 1, or HTLV-1, subsets of DLBCL, CLL, and other types of cancer. Based on this literature, miR-155 is implicated in the expression of a number of validated cancer-related disease targets, including Bruton’s tyrosine kinase, or BTK, and nuclear factor kappa-light-chain-enhancer of activated B-cells, or NF-κB. In certain B-cell lymphomas, improvement of clinical outcomes has been associated with normalization of miR-155 levels, while poor prognosis, resistance to treatment, and recurrence of the disease are associated with elevated levels of miR-155. In addition to playing a role in B-cell malignancies, miR-155 is elevated in another group of malignant white blood cells, called T-cells, found in skin lesions of patients with MF. We screened a library of locked nucleic acid, or LNA, modified oligonucleotides and identified cobomarsen as having what we believed was the best potential efficacy and drug-like properties, including improved pharmacodynamics in human T-cell and B-cell lymphoma cell lines. We retain worldwide rights for cobomarsen.

Mycosis Fungoides

MF is a slow growing form of cancer that has been associated with elevated miR-155. This disease is the most common form of a type of blood cancer known as CTCL, which occurs when certain types of T-cells become cancerous. These malignant T-cells then form specific types of skin lesions. Although the skin is involved, the skin cells themselves are not cancerous. According to the National Institutes of Health, or NIH, MF usually occurs in adults over age 50, although the disease may occur at any age.

We believe the total population of patients with CTCL in the United States and Canada is approximately 30,000. The Lymphoma Research Foundation estimated the prevalence of MF to be 16,000-20,000 cases in the United States, with 3,000 new diagnoses of MF each year. According to the Leukemia and Lymphoma Society, or LLS, in a 2014 publication, approximately 70% to 80% of patients are diagnosed with early-stage MF that impacts only the skin. In these patients, the disease typically has a slow progression, but is accompanied by serious quality of life detriments such as severe itchiness, pain, and disfiguration. The five-year survival rate for newly diagnosed patients with CTCL is approximately 90%. As CTCL progresses, the cancer may involve the lymph nodes, blood, and internal organs. The five-year survival rate in later stage patients with CTCL (stages IIB, III, IV) is approximately 20-60% depending on the stage.

There are currently no curative therapies for CTCL, and concurrent and consecutive treatments, many with significant adverse effects, tend to be given until loss of response. We believe there is a need for new and improved therapies in CTCL to treat the disease and reduce symptoms, such as itchiness and painful skin lesions, and to prolong survival in patients with aggressive disease.

There is no universally accepted standard of care, or SOC, for treatment of MF. Treatment is dependent on stage of disease and responsiveness to previous therapy and is divided into skin-directed therapy and systemic treatments. For certain patients with advanced disease, allogeneic stem cell transplantation may offer prolonged survival, but the five-year survival rate is approximately 50%.

In our Phase 1 clinical trial of cobomarsen treating MF patients, we enrolled patients with mild/moderate to severe MF (stages I-III), without blood or node involvement. Cohorts were dosed by multiple routes of administration, including subcutaneous injection, or SQ injection, IV infusion, and intravenous bolus injection, or IV bolus. Efficacy and tolerability were assessed at doses of 300 mg, 600 mg and 900 mg for SQ injection and IV infusion and at 300 mg for IV bolus. Based on the modified Severity Weighted Assessment Tool, or mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body, 33 of 36 patients (92%) showed improvements in mSWAT scores. These improvements in mSWAT scores were observed as early as 17 days after a patient’s first dose (the first post-treatment assessment), with the greatest improvement in mSWAT scores seen after one or more months of dosing. Additionally, five of eight patients (63%) receiving 300 mg IV infusion have achieved a 50% or greater mSWAT score reduction and four (50%) maintained the response for at least four consecutive months.

Based on results of the Phase 1 clinical trial and the outcomes of FDA meetings during 2018, we advanced cobomarsen into the global Phase 2 SOLAR clinical trial in patients with MF. SOLAR includes an open-label, parallel group, randomized design to evaluate the safety and efficacy of 300 mg of cobomarsen, given by IV infusion, versus Zolinza (vorinostat) as an active control. We have opened a number of clinical sites in the Phase 2 clinical trial, and we are planning to initiate activities at up to 60 clinical sites in 11 countries worldwide. The SOLAR trial is designed to enroll patients with moderate to severe MF (stages Ib-III), without node or blood involvement. The primary endpoint of the SOLAR trial is the rate of objective response that is durable for four months, defined as 50% or greater improvement in the severity of a patient’s skin disease over the entire body (mSWAT), with no evidence of disease progression in the blood, lymph nodes or viscera. Secondary endpoints include progression-free survival and patient reported outcomes measuring overall quality of life as determined by validated instruments. Anticipated enrollment will include approximately 65 patients per treatment group. We expect to report data from SOLAR in the second half of 2020. Based on discussions with the FDA, we believe that a successful outcome for the primary endpoint of the SOLAR trial may allow us to apply for accelerated approval. LLS is collaborating with us and providing funding in support of the SOLAR trial for the treatment of patients with CTCL.

Adult T-cell leukemia/lymphoma

ATLL is a blood cell malignancy that develops in patients after prolonged infection with HTLV-1. Literature suggests that the infection with HTLV-1 as well as the subsequent malignancies may be associated with elevation in the expression of miR-155, the target of cobomarsen. ATLL is typified by abnormalities in blood counts and frequent opportunistic infections. The disease presents in multiple forms, but the most common and lethal include the acute, or leukemic, form and the lymphomatous version. These two manifestations lack good treatment options, and once the diagnosis is made, average life expectancy with standard chemotherapeutic treatment regimens is approximately four months for the acute leukemic form and approximately 10 months for the lymphomatous variety.

As of December 13, 2018, eight ATLL patients have been treated with cobomarsen in our expanded Phase 1 clinical trial. Five subjects with acute and lymphomatous ATLL in partial remission have the disease which has remained stable or improved while continuing on cobomarsen monotherapy from three to 13 months. Treatment is ongoing in all subjects at the time of the December 13, 2018 cut-off date for our most recent population. Three subjects, one relapsing with lymphomatous and two relapsing with significant skin involvement, were treated for less than one month and withdrew from the study. The lymphomatous patient relapsing after approximately seven months of chemotherapy was treated with cobomarsen for nine days (four doses). Though lactate dehydrogenase, or LDH, decreased by approximately 50% (3600 U/L on C1D1 to 1554 U/L on C1D12), CT scans showed a mixed response with some nodes decreasing, but others increasing in size, and the patient was discontinued. In addition to patients with clinical stabilization, certain patients have demonstrated a decrease in markers on the circulating tumor cells indicative of disease severity including Ki67, a marker of cell proliferation. Elevations of Ki67 have been shown to correlate with poor life expectancy for ATLL patients. To date, while on cobomarsen monotherapy, there have been no serious adverse effects, or SAEs, reported in patients related to study drug, and none of the patients demonstrated evidence of opportunistic infections.

Diffuse large B-cell lymphoma

According to the Lymphoma Research Foundation, DLBCL is the most common type of non-Hodgkin lymphoma, or NHL, in the United States and worldwide, accounting for up to one-third of patients with newly diagnosed NHL in the United States. DLBCL is a fast-growing form of NHL that affects B-lymphocytes. Lymphocytes are one type of white blood cell. B-cells are lymphocytes that make antibodies to fight infections and are an important part of the immune system. DLBCL can develop in the lymph nodes or in areas outside the lymph nodes, such as the gastrointestinal tract, testes, thyroid, or essentially any organ of the body. It may be in one spot or spread throughout the body.

Approximately 40% of all DLBCL patients have refractory disease or disease that will relapse after an initial response, and the majority of patients with relapsed DLBCL will succumb to the disease. There are two major biologically distinct molecular subtypes of DLBCL: germinal center B-cell and activated B-cell, or ABC. ABC DLBCL is associated with substantially worse outcomes when treated with standard chemoimmunotherapy. One molecular distinction between the two subtypes is the understanding that NF-κB, a prosurvival and antiapoptotic molecule, is constitutively expressed and may be a key contributor to chemotherapy resistance in the ABC subgroup. In Part A of our Phase 1 clinical trial, we observed that cobomarsen inhibited the NF-κB pathway.

As of January 8, 2019, three DLBCL patients of the ABC subtype had received cobomarsen in the expanded Phase 1 clinical trial. One patient has seen a complete reduction in one of two measured lymph nodes and significant reduction and stabilization in the second lymph node after seven weeks of therapy. As of March 14, 2019, this patient remained on cobomarsen. Two of the three patients discontinued therapy after less than one month due to lack of immediate response. Previously, all three patients had relapsed after multiple cycles of other treatments with other therapies received over 12 to 56 months from diagnosis. Prior treatments for these patients ranged from standard of care to experimental chemotherapy.

We are also currently evaluating cobomarsen in a Phase 1 clinical trial in CLL. We retain worldwide rights for cobomarsen.

Remlarsen

Remlarsen is a replacement for, or mimic of, miR-29. We initially discovered the role of miR-29 in pathological cardiac fibrosis. Since this initial discovery, miR-29 has been implicated in pathological fibrosis in multiple organs including the skin, eye, lung, liver, tendon, muscle, and kidney. miR-29 is understood by the scientific community to play a role in the regulation of certain processes that contribute to fibrosis, including the initiation and maintenance of fibrosis through transforming growth factor beta, or TGF-ß, signaling and the deposition of the components that make up fibrotic tissue, including collagen and extracellular matrix, or ECM, proteins. Furthermore, both fibrotic ECM and TGF-ß are believed to down-regulate miR-29 levels, leading to continuously increased TGF-ß expression and uncontrolled ECM production. miR-29 levels are abnormally low in multiple fibrotic indications, and lower levels of miR-29 are correlated with increased severity of fibrosis. As such, we believe that normalizing levels of miR-29 could be beneficial in the treatment of several pathological fibrotic conditions. Although various fibrotic indications are potentially distinct, they share a number of features, including the activation of the cells that initiate the deposition of fibrotic tissue or fibroblast activation, excessive deposition of collagen and other fibrosis-associated pathways, and resulting organ dysfunction. We believe the functions and biomarkers regulated by miR-29 might be shared among multiple fibrotic indications and that increasing miR-29-like activity may provide potential benefit in any of these.

To demonstrate mechanistic proof-of-concept and as a potential initial indication, we initially focused on skin fibrosis. However, we believe data derived from skin fibrosis trials may facilitate development of a product candidate intended for the treatment of patients who suffer from Idiopathic Pulmonary Fibrosis, or IPF, ocular fibrosis, tendon fibrosis, and other major organ pathological fibrosis. We retain worldwide rights for remlarsen.

Pathological Fibrosis

Fibrosis describes the development of fibrous connective tissue as a response to injury or damage. Fibrosis may refer to the deposition of connective tissue that occurs as part of normal healing or to the excess tissue deposition that occurs as a disease process. When fibrosis occurs in response to injury, the term “scarring” is used. Pathological fibrosis can occur in many tissues of the body, either as a primary event or as a result of inflammation or damage. In every case, regardless of the trigger, collagen build up occurs, which can result in scarring of vital organs such as the skin, lung, liver, eye, kidney, tendon, muscle, and heart, leading to irreparable damage and eventual organ failure. In addition, fibrosis prevents the normal healing of the organs and further perpetuates the fibrotic process. We believe there is a significant need for additional clinical therapeutic approaches to treating pathological fibrosis.

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
Liver fibrosis refers to the scar tissue and nodules that replace liver tissue and disrupt liver function. Major causes of liver fibrosis are alcohol, chronic hepatitis B virus infection, hepatitis C virus infection, along with the metabolic disorders non-alcoholic fatty liver disease and non-alcoholic steatohepatitis. Liver fibrosis is a major global problem driven by increasing rates of obesity and diabetes.

Eye Fibrosis	•	Infection or inflammation of the eye results in impairment of visual function. Chronic inflammation can ultimately lead to fibrosis.
•
Eye fibrosis diseases include retinal fibrosis such as diabetic retinopathy and proliferative vitreoretinopathy, corneal fibrosis, glaucoma trabeculectomy, age-related macular degeneration, and Fuch’s endothelial corneal dystrophy.

Remlarsen Clinical Development

In 2017, we announced the data from a single-center, Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial for remlarsen that enrolled 54 healthy volunteers. In the trial, we observed mechanistic proof-of-concept for remlarsen, based on a statistically-significant reduction in fibroplasia, or scar tissue deposition, with no adverse effects on incisional wound healing when remlarsen was given.

In July 2018, we announced the initiation of a Phase 2 double-blind, randomized clinical trial of remlarsen, which is designed to treat fibrotic diseases, in subjects with a predisposition for keloid formation. This clinical trial is designed to assess the safety, tolerability, and activity of remlarsen in the prevention or reduction of keloid formation in subjects with a history of keloid scars, a persistent form of hypertrophic scarring. Keloids are a common condition that is disfiguring and can be painful, itchy, and emotionally troubling to those that experience them. They are typically smooth, hard, benign growths that form when scar tissue grows excessively. We anticipate that this clinical trial will initially enroll up to 12 patients who are historically predisposed to keloid formation after trauma to the skin at multiple clinical sites in the United States. Subjects will receive small, matching excisional wounds that will be sutured and then injected with either remlarsen or placebo. In this design, patients are serving as their own control, which increases the statistical power of the clinical trial. The lesions will be observed for up to 12 months to determine the presence or absence of keloid formation. We expect to report data from this clinical trial in the second half of 2019. We believe the results of the trial may help determine the dose, dose frequency, and number of patients necessary for a potential Phase 3 clinical trial of remlarsen in keloid revision or other syndromes associated with dermal scarring.
In October 2018, we announced data from our preclinical studies investigating the antifibrotic effects of remlarsen in corneal ulceration of rats. We believe the results obtained in the study suggest that topical application of remlarsen may be an effective treatment to improve vision in patients suffering from multiple conditions resulting in corneal scarring, which remains one of the leading causes of blindness worldwide. We expect to report additional data from these preclinical studies in the first half of 2019.

MRG-110

We are developing MRG-110 (or S95010 per Servier) in collaboration with Servier. MRG-110 is an inhibitor of miR-92, which has been observed in preclinical studies to be a regulator of new blood vessel creation. We believe that miR-92 inhibitors may improve heart function in patients suffering from chronic heart failure, or CHF. We also believe that MRG-110’s ability to induce new blood vessel growth may accelerate and improve healing and thus potentially decrease complications of surgically created or naturally occurring wounds in a variety of settings. MRG-110 is our third product candidate to enter human clinical trials and is currently in two Phase 1 clinical trials in collaboration with Servier to evaluate its potential use in the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients and burns.

Chronic Heart Failure Physiopathology

The imbalance between oxygen demand and supply to cardiomyocytes, or cells in the heart responsible for pumping blood, plays an important role in the pathophysiology of heart failure. CHF is associated with a decrease of myocardial blood flow that begins at the early stages of the heart failure. The preservation of the small blood vessels of the heart is able to increase blood flow in case of increased demand. In CHF, this coronary flow reserve was shown to be reduced secondary to capillary dysfunction and a decrease in density of these vessels, limiting oxygen supply to cardiomyocytes. Analysis of heart tissue from patients suffering from CHF revealed a reduction of coronary microvascular density. Sixty percent of cases of CHF patients with reduced ejection fraction, or HFrEF, have an ischemic origin. Progressive loss of cardiomyocytes and increase in fibrosis decrease capillary density. Compensatory elongation and hypertrophy of remaining cardiomyocytes further increase capillary length and inter-capillary distance reducing oxygenation.

CHF is one of the leading causes of mortality and morbidity in the world. The prognosis remains poor with 45-60% mortality five years after diagnosis. Quality of life in patients is impaired, from mild to severe limitations in daily life. To date, SOC treatment slows down the progression of disease by inhibiting the neuro-hormonal activation and reducing vascular bed congestion. Coronary revascularization, with percutaneous coronary intervention or coronary arterial bypass grafting, have been shown to improve patient prognosis when the obstruction is located in the epicardial coronaries but is generally of no benefit in cases when the flow is limited downstream in the microcirculatory network. We believe that new reparative/regenerative solutions are needed for improving patient cardiac function that could consequently make a difference in daily quality of life with a further reduction in morbidity and mortality. The restoration of the microcirculation appears to be a potentially innovative therapeutic way to improve cardiac function.

MRG-110 was observed to reduce infarct size in multiple preclinical models of acute myocardial infarction, leading to an improved cardiac function. The cardioprotective effects were correlated with reduced cell death, reduced inflammation, and improved neovascularization of the affected myocardium. Similar effects were also observed in pig hibernating myocardium, a model of chronic ischemia, thought to be more representative of human cardiomyopathies.

Cutaneous wounds

In preclinical studies, we recently observed MRG-110 accelerating wound healing in normal, healthy farm pigs. In induced excisional wounds in healthy pigs, MRG-110 appeared to result in increased perfusion, measured by laser Doppler imaging on Day 14, and more rapid wound closure compared to wounds in control animals treated similarly with vehicle control or SOC. Within the dermal portion of the wound bed, there was a dose dependent increase in granulation tissue and in vascularization on day 49, five weeks after the last dose, in the wounds treated with MRG-110 compared with SOC-treated wounds. We believe the effects on wound healing seen in animal models support further evaluation of MRG-110 for its potential to improve wound healing by increasing revascularization and granulation tissue formation, and ultimately wound closure in acute settings. The potential indications include acceleration and improvement of wound healing in indications such as burns, skin flaps, grafts, or laparotomy or sternotomy incisions in patients with high risk of poor wound closure.

In 2018, we began evaluating MRG-110 in two Phase 1 clinical trials. Both clinical trials are designed to evaluate the safety, tolerability, and pharmacokinetics of MRG-110. The data generated in these clinical trials is expected to provide several clinically translatable biomarkers that may support future clinical trials. We expect to report data from these clinical trials in 2019.

We are developing MRG-110 with Servier under our license and collaboration agreement, or the Servier Collaboration Agreement. Under the Servier Collaboration Agreement, we granted Servier exclusive licenses to commercialize MRG-110 and other product candidates targeting miR-92 in the field of cardiovascular disease in all countries except the United States and Japan. We also granted Servier the right to name one additional microRNA target under our collaboration agreement through September 2019. We retain all rights to licensed programs under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan and for all non-cardiovascular indications worldwide.

Background on microRNAs

microRNAs are transcribed from the genome and unlike messenger RNA, or mRNA, they do not encode proteins. microRNAs function by preventing the translation of mRNAs into proteins and/or by triggering degradation of these mRNAs. Studies have shown that microRNA gene regulation is often not a decisive on and off switch but a subtle function that fine-tunes cellular phenotypes that becomes more pronounced during stress or disease conditions. microRNAs were first discovered in 1993 and have since been found in nearly every biological system examined since that time. They are highly conserved across species, demonstrating their importance to biological functions and cellular processes. According to the Sanger Institute, over 2,000 microRNAs have been identified in humans.

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

Discovery

Although there are over 2,000 identified human microRNAs, not all of them have been shown to be causal in disease. Our approach to drug discovery and development begins with the identification of potentially pathological microRNAs.

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

We believe that the microRNA inhibitor candidates face lower delivery hurdles compared to microRNA mimics and have better drug-like properties in regard to affinity to their targets, stability, drug distribution, and pharmacodynamics. To improve their therapeutic potential, we chemically modify these compounds with changes such as LNA substitution of the ribose sugar in many of the nucleosides, and deoxyribonucleoside, or DNA.

In conditions where a deficit in microRNA expression has been identified as disease causing, microRNA replacements, which are modified, double-stranded RNA structures that are recognized by the RNA-induced silencing complex can serve as chemically-synthesized replacements for microRNAs.

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

Our Strategic Collaborations and License Agreements

Strategic Alliance and Collaboration with Servier

In October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, we granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In 2017, the Servier Collaboration Agreement was amended to remove all existing targets, add one new target (miR-92), and grant Servier the right to add one additional target through September 2019.

In April 2018, together with Servier, we entered into a seventh amendment to the Servier Collaboration Agreement, or the Servier Amendment. The Servier Amendment, among other things, (i) updated the development plan for MRG-110 and cost-

sharing provisions; (ii) provided for specified development cost reimbursement by Servier to us following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that the outcome of a specified portion of a Phase 1 clinical trial has met its primary end point; and (iii) provided for additional development plan cost reimbursement by Servier to us following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that a product candidate targeting miR-92 will proceed into a Phase 2 clinical trial.

Servier’s rights to each named target are limited to therapeutics in the field of cardiovascular disease, as defined, and in their territory, which is worldwide except for the United States and Japan. We retain all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan.

During 2018, we recorded a development milestone of €3.0 million ($3.7 million). We are eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.6 million to $15.8 million as of December 31, 2018) and regulatory milestone payments of €10.0 million to €40.0 million ($11.4 million to $45.8 million as of December 31, 2018) for each target. Additionally, we may receive up to €175.0 million ($200.3 million as of December 31, 2018) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

The development of each product candidate (commencing with registration enabling toxicology studies) under the Servier Collaboration Agreement is performed pursuant to a mutually agreed upon development plan to be conducted by the parties as necessary to generate data useful for both parties to obtain regulatory approval of such product candidates. Servier is responsible for a specified percentage of the cost of research and development activities under the development plan through the completion of one or more Phase 2 clinical trials and will reimburse us for a specified portion of such costs that we incur. The costs of Phase 3 clinical trials for each product candidate will be allocated between the parties at a specified percentage of costs. The applicable percentage for each product candidate will be based upon whether certain events under the Servier Collaboration Agreement occur, including if we enter into a third-party agreement for the development and/or commercialization of a product in the United States at least 180 days before the initiation of the first Phase 3 clinical trial, or if we subsequently enter into a U.S. partner agreement, or if we do not enter into a U.S. partner agreement but file for approval in the United States using data from the Phase 3 clinical trial.

During the years ended December 31, 2018 and 2017, we recognized as revenue amounts reimbursable to us under the Servier Collaboration Agreement of $3.7 million and $3.1 million, respectively.

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

License Agreements with the University of Texas

As of December 31, 2018, we had two exclusive patent license agreements, or the UT License Agreements, with the Board of Regents of The University of Texas System, or the University of Texas. Under each of the UT License Agreements, the University of Texas granted us exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is one of our minority stockholders.

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

and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the years ended December 31, 2018 and 2017, we incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, we may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if we or any of our sublicensees successfully commercialize any product candidate subject to the UT License Agreements, we are responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to the royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. During the year ended December 31, 2018, we made an immaterial milestone payment, which is included in research and development expense in our consolidated statements of operations and comprehensive loss. Prior to December 31, 2018, we did not incur any milestone payments.

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

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

In June 2010, we entered into a license agreement with the Santaris Pharma A/S, which was subsequently acquired by F. Hoffmann-La Roche Ltd, or Roche, in 2014, and subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC. The agreement was amended in October 2011 and amended and restated in December 2012, or the RICC License Agreement.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. We are obligated to make milestone payments for each licensed product of up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if we undergo a change-of-control during the term of the RICC License Agreement. If we grant a third party a sublicense to the RICC Technology, we are required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments that we receive under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, or EU, we will not have any further obligation to pay the fixed milestone payments noted above.

If we or our sublicensee successfully commercializes any product candidate subject to the RICC License Agreements, then RICC is entitled to royalty payments in the mid-single digits on the net sales of such product, provided that if such net sales are made by a sublicensee under the RICC License Agreement, RICC is entitled to royalty payments equal to the lesser of a percentage in the mid-single digits on the net sales of such product or a specified percentage of the royalties paid to us by such sublicensee, subject to specified restrictions. We are obligated to make any such royalty payments until the later of: (i) a specified anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid patent claim licensed by RICC under the RICC License Agreement underlying such product. Upon the occurrence of specified events, the royalty owed to RICC will be decreased by a specified percentage. During the year ended December 31, 2018, we incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

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

During the years ended December 31, 2018 and 2017, we paid $0.3 million and $0.6 million, respectively, to RICC for raw materials to be used in our drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, together with Yale University, or Yale, we entered into a subcontract agreement and into a subaward agreement in March 2015, or the Yale Agreements, which was subsequently amended. Under the Yale Agreements, we are providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of IPF. Yale entered into the Yale Agreements in connection with a grant that Yale received from the NIH for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of our services under the Yale Agreements, Yale has agreed to reimburse us a specified amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, we retain all rights to any and all intellectual property developed solely by us in connection with the Yale Agreements. Yale has also agreed to provide us with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through December 31, 2018, we received $0.9 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, we paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2018) and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

Under the terms of the t2cure Agreement, we are obligated to make the following future milestone payments for each licensed product, as defined in the t2cure Agreement: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the EU or Japan. Additionally, if we or any of our sublicensees successfully commercializes any product candidate subject to the t2cure Agreement, we are responsible for royalty payments equal to percentages in the low-single digits upon net sales of licensed products, and under specified circumstances, sublicense fees equal to a percentage in the low twenties of sublicense income received by us. We are obligated to make any such royalty payment until the later of: (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. We also have the right to decrease our royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

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

All charges incurred under the t2cure Agreement have been expensed to date, due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with The Brigham and Women’s Hospital

In May 2016, we entered into an exclusive patent license agreement, or the BWH License Agreement, with The Brigham and Women’s Hospital, or BWH. Under the BWH License Agreement, we have an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, we are obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of our product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If we successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product-by-product and country-by-country basis upon the expiration of the last patent claim in such country that is subject to the BWH License Agreement and covers the product, and our license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. We are also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, we are obligated to use commercially-reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of cobomarsen, remlarsen, MRG-110, or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidates for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of cobomarsen, remlarsen, MRG-110, or any other product candidates that we develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Sales and Marketing

We have not yet defined our sales, marketing, or product distribution strategy for cobomarsen, remlarsen, MRG-110, or any of our other product candidates because our product candidates are still in preclinical or early-stage clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

Intellectual Property

We are actively building an intellectual property portfolio around our clinical-stage product candidates and discovery programs. A key component of this portfolio strategy is to seek patent protection in the United States and in major market countries that we consider important to the development of our business worldwide. As of December 31, 2018, we have a portfolio of 291 patents and applications of which 179 are issued or allowed and 112 are pending applications. This portfolio includes methods of use and composition patents, and patent applications on our three lead product candidates, cobomarsen, remlarsen, and MRG-110. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under “Risk Factors” under the subsection “Risks Related to our Intellectual Property”.

We have filed patent applications directed to compositions of matter and methods of use covering cobomarsen in the United States and under the Patent Cooperation Treaty, or PCT, to access foreign countries. A U.S. patent application issued as U.S. 9,771,585 on September 26, 2017, which will expire in June of 2036 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. Prior to the issue of this application, we filed a continuation application in August 2017 directed to methods of treatment, as U.S. 15/677,818, and this application is currently pending. We also filed an U.S. application directed to compositions of matter through the PCT, as U.S. 15/714,671, and this application issued as U.S. 9,994,852 on June 12, 2018, which will expire in June of 2036 if we continue to pay the maintenance fees and annuities when due. Prior to the issue of this application, we filed a continuation application in May 2018 as U.S. 15/976,333, and this application is currently pending.

We expect these pending applications will issue as U.S. patents in the next one to three years, with a projected expiration year of 2036 if we continue to pay the maintenance fees and annuities when due, with the possibility of additional terms from the USPTO prosecution delays and from patent term extensions that may be granted due to administrative delays in the FDA. We also have pending applications that cover methods of use of cobomarsen and related compositions. Collectively, these applications, if they issue, would have patent expirations from 2036 if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We do not know if any patent will issue from any of these applications and, if any issue, we do not know whether the issued patents will provide significant proprietary protection or commercial advantage against our competitors or generics. Even if they are issued, our patents may be circumvented, challenged, opposed, and found to be invalid or unenforceable.

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

We have filed patent applications directed to compositions of matter and methods of use covering remlarsen in the United States and under the PCT to access foreign countries. A U.S. patent application issued as U.S. 9,376,681 on June 28, 2016, which will expire in September of 2035 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. Prior to the issue of this application, we filed a continuation application in June 2016 also directed to compositions of matter in the United States, as U.S. 15/175,636, and this application issued as U.S. 9,994,847 on June 12, 2018, which will expire in September of 2035, if we continue to pay the maintenance fees and annuities when due. Prior to the issue of this application, we filed a continuation application in June 2018, as U.S. 16/002,845, and this application is currently pending. We also have issued patents and pending applications that cover various therapeutic uses and generic compositions comprising remlarsen. Collectively, these patents and patent applications, if they issue, would have patent expirations ranging from 2028 to 2035 if we continue to pay the maintenance fees and annuities when due, not including any possible additional terms for patent term adjustments or patent term extensions. We do not know if any patent will issue from any of the pending applications and, if any issue, we do not know whether the issued patents will provide significant proprietary protection or commercial advantage against our competitors or generics. Even if they are issued, our patents may be circumvented, challenged, opposed, and found to be invalid or unenforceable.

For our earlier stage product candidates, we have filed compositions of matter and methods of use patent applications in the United States, and under the PCT to access foreign countries.

In addition to patent protection, we seek to rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We also seek to protect our intellectual property in part by entering into confidentiality agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them. Further, we seek trademark protection in the United States and internationally where available and when we deem appropriate. We have obtained registrations for the Miragen trademark, which we use in connection with our pharmaceutical research and development services as well as our clinical-stage product candidates. We currently have such registrations for Miragen in the United States, Canada, Japan, and the EU.

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

We believe that our current and future competition for resources and eventually for customers can be grouped into three broad categories:

•	companies working to develop microRNA targeted products, including Regulus Therapeutics Inc. and InteRNA Technologies B.V.;

•
companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., STELLAS Life Sciences Group, Inc., Silence Therapeutics AG, and Translate Bio, Inc.; and

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to annual program fees. These fees are typically increased annually. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality, and purity.

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

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or a biological license application, or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product subject to accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that country. To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit a marketing authorization application, or MAA. The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.

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

Other Regulations

Although we currently do not have any products on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws or regulations include, without limitation, state, federal, and foreign anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws or regulations. Some of our pre-commercial activities are subject to some of these laws.

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

International data protection laws, including, without limitation, the EU’s General Data Protection Regulation, or GDPR, and EU member state data protection legislation, also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants in the EU. The GDPR imposes, significant obligations on controllers and processors of personal data, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical, and technical safeguards to protect such information. These laws also include, without limitation, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States. The GDPR also imposes obligations and required contractual provisions to be included in contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, regulatory, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, and exclusion from participation in federal and state healthcare programs, any of which could adversely affect our ability to operate our business and our financial results.

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

Employees

As of December 31, 2018, we employed 80 employees, of which 77 were full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Corporate Information

Our principal executive offices are located at 6200 Lookout Road, Boulder, CO 80301, and our telephone number is (720) 643-5200. Our corporate website address is www.miragen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities

Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since Private Miragen’s inception in 2006. During the years ended December 31, 2018 and 2017, net loss was $32.7 million and $26.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $126.3 million.

As of December 31, 2018, we had cash and cash equivalents of $32.6 million and short-term investments of $29.9 million. In February 2017, we received $40.7 million in gross proceeds through a common stock private placement. In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 14, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,260,975 shares of our common stock for aggregate net proceeds of approximately $10.3 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of several underwriters, or the Underwriters, relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, with LLS, for the sale of up to $5.0 million of shares of our common stock to LLS in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock, which resulted in net proceeds of approximately $0.9 million after deducting expenses incurred in connection with the Offering. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs through the first quarter of 2020.

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

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, coverage and adequate reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;

•	continue efforts to discover and develop new product candidates;

•	continue the manufacturing of our product candidates or increase volumes manufactured by third parties;

•	advance our programs into larger, more expensive clinical trials;

•	initiate additional preclinical studies or clinical trials for our product candidates;

•	seek regulatory and marketing approvals and reimbursement for our product candidates;

•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•	seek to identify, assess, acquire, and/or develop other product candidates;

•	make milestone, royalty, or other payments under third-party license agreements;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

•
experience any delays or encounter issues with the development and potential for regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.

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

•	marketing, launching, and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	gaining market acceptance of our product candidates as treatment options;

•	addressing any competing products;

•	protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining coverage and reimbursement or pricing for our product candidates that supports profitability; and

•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible and we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through March 14, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,260,975 shares of our common stock for aggregate net proceeds of approximately $10.3 million, and, in August 2018, we sold 150,987 shares of common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

We have also historically received funds directly or indirectly from state and federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under the risk factor titled “Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition, and results of operations.” Although we might apply for government contracts and grants in the future, we cannot be certain that we will be successful in obtaining additional grants for any product candidates or programs.

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

•	delays in obtaining required approvals from institutional review boards or independent ethics committees at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities;

•	delays in recruiting eligible patients and/or subjects in our clinical trials;

•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients and/or subjects dropping out of our clinical trials;

•	adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	occurrence of adverse events associated with our product candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of our product candidates, including manufacturing costs;

•
negative or inconclusive results from our clinical trials, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate; and

•	delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials.

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional non-clinical studies and the results obtained from studying such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

The clinical trial, product approval, and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to evaluate the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, and intended use of the product candidate. The regulatory review and approval process for novel product candidates such as microRNA-targeted therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the EU or from other countries or regions of the world, or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the likelihood of approval by other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

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

•
we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

MicroRNA therapy remains a novel technology, with no microRNA-targeted therapeutic product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing therapies that involve the use of our product candidates in lieu of, or in addition to, existing therapies with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. SAEs in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA-targeted product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA-targeted therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Some of our product candidates have produced results only in non-clinical settings, or for other indications than those for which we contemplate conducting development and seeking FDA approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

In addition, none of our other product candidates have advanced into a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, microRNAs are a new class of drug target and as such may have some potentially unknown risks from both an efficacy and safety perspective. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients or healthy volunteers in limited numbers of clinical sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we are conducting or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our drug candidates.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, we plan to enroll approximately 65 patients per treatment group in our SOLAR trial of cobomarsen in patients with MF, but have not yet dosed our first patient. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group will satisfy the enrollment criteria for our SOLAR trial. As a result, we cannot guarantee that we will be able to enroll a sufficient number of patients to complete the SOLAR trial in a timely manner. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA-targeted therapeutic candidates have shown adverse events in clinical trials, including injection site reactions and pain at the injection site, erythema, nausea, diarrhea, decreased white blood cell and platelet counts, neutropenia, elevated aspartate aminotransferase, alanine aminotransferase, uric acid, and creatine kinase levels, prolonged partial thromboplastin time, blurred vision, itchiness, fatigue, headache, and microscopic hematuria, among others. In almost all cases, these events were mild to moderate and self-limited. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

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

In connection with our clinical trials of cobomarsen, remlarsen, and MRG-110, we have used various routes of administration, including intravenous, intralesional, subcutaneous, and intradermal injections. While we have observed in our clinical trials that some or all of these routes of administration may be effective in delivering adequate levels of our product candidates to produce a therapeutic response, we cannot guarantee that this will be the case in any current or future clinical trials of our product candidates.  If we fail to develop effective routes of delivery to the target diseased cells or tissues, such failure could adversely affect and delay the development of our product candidates.

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

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to current cGMPs, regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any new drug application or MAA.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal, and administrative penalties.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, or collectively the ACA, was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

Since the ACA’s enactment, there have been, and continue to be, Congressional, executive branch, judicial, and regulatory challenges to the ACA, and both Congress and President Trump have delayed implementation or effectively repealed some of the ACA’s requirements through legislation, Executive Orders, failures to fund, and other actions. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. While the U.S. Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

We may be subject, directly or indirectly, to foreign, federal, and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.

Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalties law, including the federal False Claims Act, and can be enforced by individuals through civil whistleblower or qui tams actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes specified obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization, on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates, individuals, and entities that perform services for them that involve the creation, use, maintenance, or disclosure of individually identifiable health information;

•
the federal Physician Payment Sunshine Act under the ACA which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

•
the GDPR and other EU member state data protection legislation, which requires data controllers and processors, to adopt administrative, physical, and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, disgorgement, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, individual imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

•	specify milestones or terms relating to use of grant proceeds, or to comply with specified laws;

•	terminate agreements, in whole or in part, for any reason or no reason;

•	reduce or modify the government’s obligations under such agreements without the consent of the other party;

•	claim rights, including intellectual property rights, in products and data developed under such agreements;

•	audit contract related costs and fees, including allocated indirect costs;

•	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

•	impose qualifications for the engagement of manufacturers, suppliers, and other contractors as well as other criteria for reimbursements;

•	suspend or debar the contractor or grantee from doing future business with the government;

•	control and potentially prohibit the export of products;

•	pursue criminal or civil remedies under the federal False Claims Act, False Statements Act, and similar remedy provisions specific to government agreements; and

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

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our partners may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our partners to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our partners’ ability to process or use data in order to support the provision of our products or services, affect our or our partners’ ability to offer our products and services in certain locations, or cause regulators to reject, limit, or disrupt our clinical trial activities.

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

International data protection laws, including, without limitation, the EU’s GDPR that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The GDPR prohibits the transfer, without an appropriate legal basis, of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or partners.

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

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates and our current cost to manufacture our drug products may not be commercially feasible. Additionally, the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

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

For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research,

development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. Under the Servier Collaboration Agreement, we have granted Servier an exclusive license to research, develop, and commercialize RNA-targeting therapeutics for one named target in the cardiovascular field and the right to obtain such an exclusive license for one additional target through September 2019. Servier’s rights to a given target are limited to therapeutics in the cardiovascular field in their territory, which is worldwide except for the United States and Japan. We retain all rights for the named target in the United States and Japan in the cardiovascular field and worldwide for any products or product candidates outside of the cardiovascular field. We cannot guarantee that any product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. If no product candidate subject to the Servier Collaboration Agreement is successfully commercialized, we may never receive additional milestone or any royalty payments under the Servier Collaboration Agreement. Also, due to restrictions contained in the Servier Collaboration Agreement, we may not be able to effectively develop, market, or commercialize any such product candidate in the United States and Japan.

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

Although some of our employees may have been employed at companies that have launched pharmaceutical products in the past, we have no experience selling and marketing our product candidates and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to find one or more collaborators to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult, and time consuming. Any failure or delay in entering into agreements with third parties to market or sell our product candidates or in the timely development of our internal commercialization capabilities could adversely impact the potential for the launch and success of our products.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, the lead indication of cobomarsen is MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen and remlarsen are supportive of application to other indications, there can be no assurance that our clinical trials in those indications will support efficacy of our product candidates in such expanded indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., STELLAS Life Sciences Group, Inc., Silence Therapeutics AG, and Translate Bio, Inc. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, remlarsen, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, remlarsen, MRG-110, or any other future products to compete with these products.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the healthcare providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, and third-party payors. The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

•	the prevalence and severity of the disease and any side effects;

•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;

•	the convenience and ease of administration;

•	the cost of treatment;

•	the willingness of the patients and physicians to accept these therapies;

•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;

•	the marketing, sales, and distribution support for the product;

•	the publicity concerning our products or competing products and treatments; and

•	the pricing and availability of third-party payor coverage and adequate reimbursement.

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

The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, health maintenance organizations, private insurers, and other healthcare management organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly-approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, which is an agency within the U.S. Department of Health and Human Services that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private third-party payors tend to follow the coverage and reimbursement policies established by CMS to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as our and what reimbursement codes our product candidates may receive if approved.

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

Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

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

As of December 31, 2018, we had 77 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities. because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through the date of the Merger. The Merger resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes are subject to limitation. It is possible that we have undergone additional ownership changes before and after the Merger, and additional ownership changes in the future could result in additional limitations on our NOL carryforwards.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

New or future changes to tax laws could materially adversely affect our company.

The Tax Act significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for NOLs carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates NOL carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act or any future tax laws on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Historically, there has not been an active trading market for our common stock, and we cannot guarantee an active market for our common stock will be sustained in the future. As a result, our stockholders may not be able to resell their shares of common stock for a profit, if at all.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 13, 2017, Signal and Private Miragen completed the Merger. Following the Merger, Private Miragen merged with and into Signal, with Signal as the surviving corporation. In connection with the Mergers, we changed the name of the combined company to Miragen Therapeutics, Inc. and changed the trading symbol for our common stock on The Nasdaq Capital Market to “MGEN.”

Our common stock originally began trading on The Nasdaq Capital Market on June 17, 2014 under the trading symbol “SGNL.” Prior to June 17, 2014, there was no public market for our common stock.

Holders

As of March 1, 2019, we had 17 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.

Dividend Policy

We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain all of our future earnings, as applicable, to finance the growth and development of our business. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. We are subject to certain dividend-related limitations under our loan and security agreement with Silicon Valley Bank. Subject to these limitations, any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017
	(in thousands, except share and per share data)
Revenue:
Collaboration revenue	$7,373	$3,097
Grant revenue	1,013	906
Total revenue	8,386	4,003
Operating expenses:
Research and development	30,421	19,623
General and administrative	11,049	10,912
Total operating expenses	41,470	30,535
Loss from operations	(33,084)	(26,532)
Other income (expense):
Interest and other income	1,254	403
Interest and other expense	(873)	(383)
Net loss	(32,703)	(26,512)
Change in unrealized loss on investments	(3)	—
Comprehensive loss	$(32,706)	$(26,512)

Net loss	$(32,703)	$(26,512)
Accretion of redeemable convertible preferred stock to redemption value	—	(5)
Net loss available to common stockholders	$(32,703)	$(26,517)
Net loss per share, basic and diluted	$(1.10)	$(1.38)
Weighted-average shares used to compute basic and diluted net loss per share	29,600,332	19,244,605

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$32,606	$47,441
Short-term investments	$29,875	$—
Total assets	$66,147	$52,481
Note payable, inclusive of current portion	$10,298	$9,922
Total liabilities	$14,803	$13,971
Total stockholders’ equity	$51,344	$38,510

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report.

All references to 2018 and 2017 refer to calendar years ended December 31, 2018 and 2017, respectively.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. We have three product candidates, cobomarsen, remlarsen and MRG-110, in clinical development. We believe each has the potential to treat multiple indications. We are independently developing cobomarsen and remlarsen and are developing MRG-110 in collaboration with Servier.

Cobomarsen is an inhibitor of miR-155, which is a microRNA that is found at abnormally high levels in malignant cells of several blood cancers. Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions. MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells. MRG-110 is being developed for the treatment of heart failure, as well as surgical incisions in high risk populations, severe lacerations, and severe burns. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights to MRG-110 for cardiovascular indications in the rest of the world.

In addition to our clinical-stage programs, we continue to develop a pipeline of preclinical product candidates. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows us to identify and develop mircroRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of biomarkers that may predict clinical benefit and monitoring outcomes in early-stage clinical trials to help guide later clinical development.

Financial Operations Overview

Revenue

Our revenue consists primarily of upfront payments for licenses, milestone payments, and payments for other research and development services earned under our strategic alliance and collaboration agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

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

Research and development expenses

Research and development expenses consist of costs incurred for the research and development of our therapeutic programs and product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;

•	expenses incurred under agreements with CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, consultants, and our scientific advisors;

•	the costs of acquiring, developing, and manufacturing clinical trial materials, including costs incurred under agreements with contract manufacturing organizations, or CMOs;

•	costs associated with non-clinical activities and regulatory operations;

•	license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights; and

•
facilities, depreciation, market research, and other expenses, which include expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We make non-refundable advance payments for goods and services that will be used in future research and development activities. These payments are recorded as expense in the period in which we receive or take ownership of the goods or when the services are performed.

We record upfront and milestone payments to acquire and retain contractual rights to in-licensed technology and intellectual property rights as research and development expenses when incurred if there is uncertainty in our receiving future economic benefit from the acquired contractual rights. We consider future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the FDA or when other significant risk factors are abated.

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical trials, initiate new clinical trials, and advance our preclinical research programs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partner, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability, and commercial viability of our product candidates.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenue	$8,386	$4,003
Research and development expenses	(30,421)	(19,623)
General and administrative expenses	(11,049)	(10,912)
Other income, net	381	20
Net loss	$(32,703)	$(26,512)

Revenue

Revenue increased to $8.4 million during the year ended December 31, 2018, from $4.0 million during the year ended December 31, 2017. The increase was due primarily to a €3.0 million (or $3.7 million) milestone payment earned and received under the Servier Collaboration Agreement during the year ended December 31, 2018, as well as a $0.6 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $30.4 million during the year ended December 31, 2018, compared to $19.6 million during the year ended December 31, 2017. The increase in research and development expense of $10.8 million was driven primarily by:

•
increased clinical development and related manufacturing expenses of $7.4 million, primarily related to expenses incurred in connection with additional clinical trial costs, including manufacturing costs, for the Phase 2 SOLAR clinical trial of cobomarsen and the initiation of a Phase 1 clinical trial of MRG-110 during of 2018;

•	increased personnel-related costs of $2.4 million, including share-based compensation, due primarily to the growth of our research and development team; and

•
increased technology license fees of $0.9 million primarily related to a milestone payment due to one of our licensors for the initiation of our first clinical trial of a compound targeting miR-92 during 2018.

General and Administrative Expenses

General and administrative expenses were $11.0 million during the year ended December 31, 2018, compared to $10.9 million during the year ended December 31, 2017. During 2018, personnel-related and professional administrative costs increased by $1.0 million, due primarily to the growth of our general and administrative team and increased share-based compensation charges. This increase was offset by a decrease in legal expenses of $0.9 million, primarily related to non-recurring expenses related to the Merger that occurred in 2017.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have funded our operations to date principally through proceeds from convertible debt and equity financings.

In August 2018, we and LLS entered into the LLS Stock Purchase Agreement for the sale of up to $5.0 million of shares of our common stock to LLS in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS in up to five separate closings. At the initial closing in August 2018, we issued 150,987 shares of our common stock at a price per share equal to $6.62, which resulted in net proceeds of approximately $0.9 million after expenses incurred in connection with the Offering. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

In February 2018, we entered into the Underwriting Agreement, with the Underwriters, relating to a public offering of our common stock. In this offering, we sold 7,414,996 shares of common stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses.

In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 14, 2019, we sold an aggregate of 1,260,975 shares of our common stock for aggregate net proceeds of approximately $10.3 million, after deducting commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

Since our inception and through December 31, 2018, we have generated cumulative losses of $126.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, continued performance under the Servier Collaboration Agreement, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

As of December 31, 2018, we had cash and cash equivalents of $32.6 million and short-term investments of $29.9 million. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs through the first quarter of 2020.

Summarized cash flows for the year ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(26,844)	$(28,167)	$1,323
Net cash provided by (used in) investing activities	(29,907)	1,034	(30,941)
Net cash provided by financing activities	41,916	52,470	(10,554)
Net increase (decrease) in cash and cash equivalents	$(14,835)	$25,337	$(40,172)

Operating Activities

Net cash used in operating activities was $26.8 million for the year ended December 31, 2018, compared to $28.2 million for the year ended December 31, 2017. The decrease was primarily the result of a $6.4 million decrease in payments of associated current liabilities, receipts associated with accounts receivable, and payments associated with prepaid expenses and other assets during the year ended December 31, 2018, as well as a $6.2 million increase in net loss, offset by a $1.3 million increase in share-based compensation.

Investing Activities

Net cash used in investing activities was $29.9 million during the year ended December 31, 2018 compared to net cash provided by investing activities of $1.0 million during the year ended December 31, 2017. The change in cash flow from investing activities was driven primarily by $62.5 million of cash and cash equivalents invested in short-term investments in 2018, offset by the maturity of $33.0 million related to these investments, and by $1.3 million of cash acquired in 2017 as a result of the Merger.

Financing Activities

Net cash provided by financing activities was $41.9 million for the year ended December 31, 2018, compared to $52.5 million during the year ended December 31, 2017. The change in cash provided by financing activities was primarily driven by lower net proceeds received from financing activities during 2018. In 2018, we received net proceeds from (a) the sale of our common stock in a public offering of $37.9 million, (b) the sale of our common stock pursuant to the ATM Agreement of $2.7 million, and (c) the issuance of our common stock to LLS of $0.9 million. In 2017, we received net proceeds from (a) the sale of our common stock in our 2017 private financing of $39.5 million, (b) the sale of our common stock pursuant to the ATM Agreement of $7.5 million, and (c) the issuance of notes payable of $10.0 million, partially offset by payments of principal on notes payable of $4.7 million.

Contractual Obligations and Commitments

As of December 31, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our consolidated financial statements.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the end of the first fiscal year following the fifth anniversary of our initial public offering, or December 31, 2019, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

An emerging growth company can also choose to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our principal executive officer, principal financial officer, and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2018, the end of our most recent fiscal year.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the names and ages as of March 14, 2019 and positions of the individuals who are currently serving as our executive officers and directors:

Name	Age	Position(s)
Executive Officers
William S. Marshall, Ph.D.	55	President, Chief Executive Officer, and Director
Jason A. Leverone	45	Chief Financial Officer, Secretary, and Treasurer
Adam S. Levy	40	Chief Business Officer
Paul D. Rubin, M.D.	65	Executive Vice President, Research and Development

Non-Employee Directors
Christopher J. Bowden, M.D.	57	Director
Jeffrey S. Hatfield	61	Director
Thomas E. Hughes, Ph.D.	59	Director
Kevin Koch, Ph.D.	58	Director
Arlene M. Morris	67	Director
Joseph L. Turner	67	Director

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

Non-Employee Directors

Christopher Bowden, M.D. Dr. Bowden has served as a member of our board of directors since August 2017. Currently he is the chief medical officer at Agios Pharmaceuticals, Inc., and he has been in this role since 2014. Prior to joining Agios Pharmaceuticals, Inc., he served as vice president, product development oncology, franchise lead (Signaling Group) at Genentech, Inc., a member of the Roche Group. Dr. Bowden received his M.D. from Hahnemann University School of Medicine in Philadelphia followed by internal medicine training at Roger Williams Medical Center and Providence VA Medical Center, Rhode Island. He completed his medical oncology fellowship at the National Cancer Institute Medicine Branch and is board certified in internal medicine and medical oncology.

We believe Dr. Bowden is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and substantial experience in clinical drug development, which enable him to contribute important strategic insight to our board of directors.

Jeffrey S. Hatfield. Mr. Hatfield has served as a member of our board of directors since August 2017. Mr. Hatfield is a veteran biotechnology and pharmaceutical industry leader, with over three decades of experience. Mr. Hatfield is currently the chief executive officer of Zafgen, Inc. Previously, he served as president and chief executive officer of Vitae Pharmaceuticals, Inc., until its acquisition by Allergan in 2016. Prior to working at Vitae Pharmaceuticals, Inc., Mr. Hatfield served in numerous executive capacities at Bristol-Myers Squibb Company, or BMS, including senior vice president of BMS’s Immunology and Virology divisions, president of BMS Canada, and head of U.S. market access. Mr. Hatfield currently serves as a director on the boards of publicly traded biotechnology companies aTyr Pharma, Inc. and Zafgen, Inc., and has previously served as a director of Ambit Biosciences Corporation, prior to its acquisition by Daiichi Sankyo Company, Ltd., and InVivo Therapeutics, Inc. He is an adjunct professor and a dean’s advisory board member for Purdue University’s College of Pharmacy. He earned a B.S. degree in pharmacy from Purdue University’s College of Pharmacy and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

We believe Mr. Hatfield is qualified to serve on our board of directors due to his relevant industry experience in the biotechnology industry and experience in serving on public, biopharmaceutical company boards of directors, which enable him to contribute important strategic insight to our board of directors.

Thomas E. Hughes, Ph.D. Dr. Hughes has served as a member of our board of directors since February 2017 and, prior to joining our board of directors, he served as a member of Private Miragen’s board of directors since September 2009. Dr Hughes serves as chief executive officer and as a director of Navitor Pharmaceuticals, Inc., a privately-held biopharmaceutical company, having joined the company in September 2018. Prior to that, Dr. Hughes served in varying capacities at Zafgen, Inc., a publicly-traded biopharmaceutical company, as the chief executive officer and as a director from October 2008 through October 2017, as president from October 2008 until June 2014, and as chief scientific officer and president from October 2017 through August 2018. From 1987 to 2008, Dr. Hughes held several positions at Novartis AG (formerly Sandoz Pharmaceuticals), including vice president and global head of the cardiovascular and metabolic diseases therapeutic area at the Novartis Institutes for BioMedical Research in Cambridge, MA. Dr. Hughes also serves as a member of the strategic advisory board for Broadview Ventures, an early-stage investment company. Dr. Hughes earned a Ph.D. in nutritional biochemistry from Tufts University, an M.S. in Zoology from Virginia Polytechnic Institute and State University and a B.A. in biology from Franklin and Marshall College.

We believe Dr. Hughes is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and service on both public and private boards of directors of biopharmaceutical companies, which enable him to contribute important strategic insight to our board of directors.

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

We believe Dr. Koch is qualified to serve on our board of directors due to his years of experience in the biotechnology industry and service on both public and private boards of biopharmaceutical companies, which enable him to contribute important strategic insight to our board of directors.

Arlene M. Morris. Ms. Morris has served as a member of our board of directors since January 2018. Ms. Morris has served as chief executive officer at Willow Advisors, LLC, a consultancy advising biotech companies on financing, strategy, and business development, since May 2015. From April 2012 until May 2015, Ms. Morris served as the chief executive officer of Syndax Pharmaceuticals, Inc., a privately-held oncology company focused on the development and commercialization of therapies for treatment-resistant cancers. She also served as a member of the Syndax Pharmaceuticals board of directors from June 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the president, chief executive officer, and a member of the board of directors of Affymax, Inc., a publicly-traded biotechnology company. Ms. Morris also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm; Coulter Pharmaceutical, Inc., a publicly-traded pharmaceutical company; Scios Inc., a publicly-traded biopharmaceutical company; and Johnson & Johnson, a publicly-traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly-traded medical device company; Palatin Technologies, a publicly-traded biotechnology company; and Neovacs, SA, a French publicly-traded biotechnology company. She was a director of Biodel Inc., a publicly-traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016; and Dimension Therapeutics, a publicly-traded gene therapy company, until it was acquired by Ultragenyx in 2017. She currently serves as a board chair for the Foundation for Research and Development at the Medical University of South Carolina and as a trustee of Carlow University. Ms. Morris received a B.A. in biology and chemistry from Carlow College.

We believe Ms. Morris is qualified to serve on our board of directors due to her relevant industry experience and a breadth of expertise from past and continued service on the boards of directors of publicly traded biotechnology companies, which enable her to contribute important strategic insight to our board of directors.

Joseph L. Turner. Mr. Turner has served as a member of our board of directors since February 2017. Mr. Turner currently serves on the board of directors of Rainier Therapeutics, Inc. Prior to joining our board of directors, Mr. Turner served on the boards of directors and was the chair of the audit committees of Corcept Therapeutics, Inc., a publicly-traded pharmaceutical company, from 2012 to May 2016, Kythera Biopharmaceuticals, Inc., a publicly-traded pharmaceutical company, from 2008 until Kythera’s acquisition by Allergan Inc. October 2015, and Sophiris Bio, a publicly-traded pharmaceutical company from 2013 to May 2016. From July 2010 until its acquisition by Grupo Ferrer Internacional, S.A. in June 2016, Mr. Turner served on the board of directors and as a chair of the audit committee of Alexza Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. In 2012, Mr. Turner served on the board of directors and as chair of the audit committee of Allos Therapeutics, Inc., a publicly-traded pharmaceutical company, until its acquisition by Spectrum Pharmaceuticals Inc. in September 2012. From 2010 through 2012, he served on the board of directors and as a member of the audit committee of QLT Inc., a publicly-traded biotechnology company. In 2008, Mr. Turner served as a director and member of the audit committee of SGX Pharmaceuticals Inc., a publicly-traded pharmaceutical company. Mr. Turner served as chief financial officer at Myogen, Inc., a publicly-traded biopharmaceutical company, from 1999 until it was acquired by Gilead Sciences in 2006. Previously, Mr. Turner was the chief financial officer at Centaur Pharmaceuticals, Inc. and served as chief financial officer and vice president, finance and administration at Cortech, Inc. Since 2009, Mr. Turner has also served on the board of managers of Swarthmore College where at various times he has served on its executive committee, finance committee, audit committee, academic affairs committee, student affairs committee, and property committee. In 2013 until 2015, Mr. Turner served on the board of directors of the Linda Crnic Institute for Down Syndrome at the University of Colorado Medical School. Mr. Turner has an M.B.A. from the University of North Carolina at Chapel Hill, an M.A. in molecular biology from the University of Colorado and a B.A. in chemistry from Swarthmore College.

We believe Mr. Turner is qualified to serve on our board of directors due to his years of service on both public and private boards of directors of pharmaceutical companies, including service on audit committees and extensive finance experience, which enable him to contribute important strategic insight to our board of directors.

Directors Who Resigned During the Year Ended December 31, 2018

Bruce L. Booth, Ph.D. Dr. Booth served as a member of our board of directors from February 2017 through December 2018. Prior to joining our board of directors, Dr. Booth served as a member of Private Miragen’s board of directors since September 2007. Dr. Booth joined Atlas Venture in 2005, serving as a partner of the company. Prior to joining Atlas Venture, from 2004 to 2005, Dr. Booth was a principal at Caxton Health Holdings L.L.C., a healthcare-focused investment firm. Prior to joining Caxton, from 1999 to 2004, Dr. Booth was an associate principal at McKinsey & Company, a global strategic management consulting firm. Dr. Booth serves on the board of Zafgen, Inc., a publicly-traded biopharmaceutical company, and several privately-held companies. Dr. Booth earned a Ph.D. in molecular immunology from Oxford University’s Nuffield Department of Medicine and a B.S. in biochemistry from Pennsylvania State University.

We believe Dr. Booth was qualified to serve on our board of directors due to his years of investment in the healthcare industry and his leadership experience serving on the boards of directors of both private and public companies. Dr Booth’s resignation did not result from a disagreement on any matter relating to the company’s operations, policies, or practices.

Audit Committee and Financial Expert

The audit committee of our board of directors was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. Our audit committee is currently composed of Mr. Turner, who serves as chairman, and Ms. Morris and Mr. Hatfield, each of whom our board of directors has determined satisfies Nasdaq and SEC independence requirements. Our board of directors has also determined that Mr. Turner qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2018, which consist of each person who served as our principal executive officer for the year ended December 31, 2018, and our two other most highly compensated executive officers for the year ended December 31, 2018, consisted of the following:

Officer	Title
William S. Marshall, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)
Adam S. Levy	Chief Business Officer
Paul D. Rubin, M.D.	Executive Vice President, Research and Development

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our named executive officers.

Name	Principal Position	Fiscal Year	Salary	Bonus	Stock Award(s)(1)	Option Award(s)(1)	All Other Compensation	Total
William S. Marshall, Ph.D.	Chief Executive Officer and President	2018	$490,000	$147,000	$—	$1,350,005	$—	$1,987,005
		2017	$400,000	$180,000	$—	$1,609,483	$—	$2,189,483
Adam S. Levy	Chief Business Officer	2018	$345,000	$82,800	$—	$440,818	$—	$868,618
		2017	$300,000	$108,000	$—	$704,149	$—	$1,112,149
Paul D. Rubin, M.D.	Executive Vice President, Research and Development	2018	$410,000	$98,400	$—	$468,369	$—	$976,769
		2017	$395,000	$142,200	$—	$704,149	$—	$1,241,349
____________________

(1)
Amounts shown in this column consist of the aggregate grant date fair value of stock awards or options to purchase common stock that were granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718, “Stock Compensation”. Our methodology, including our underlying estimates and assumptions used in calculating these values, is set forth in “Note 11. Share-Based Compensation” to our accompanying audited consolidated financial statements.

Current Executive Officer Employment Agreements

Marshall Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Dr. Marshall to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Dr. Marshall is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $490,000 and a discretionary annual cash bonus equal to 50% of Dr. Marshall’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Dr. Marshall is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time. During 2018, Dr. Marshall was awarded the following additional compensation, which is also summarized in the compensation table above:

•	cash bonuses totaling $147,000, and

•
options to purchase 245,000 shares common stock at an exercise price of $7.50, exercisable over a term of four years, of which 6.25% of the shares vested on April 30, 2018, and the remaining 93.75% of the shares vest thereafter in 45 monthly installments.

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

Levy Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Mr. Levy to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Mr. Levy is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $345,000 and a discretionary annual cash bonus equal to 40% of Mr. Levy’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Mr. Levy is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time. During 2018, Mr. Levy was awarded the following additional compensation, which is also summarized in the compensation table above:

•	cash bonuses totaling $82,800, and

•
options to purchase 80,000 shares common stock at an exercise price of $7.50, exercisable over a term of four years, of which 6.25% of the shares vested on April 30, 2018, and the remaining 93.75% of the shares vest thereafter in 45 monthly installments.

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

Rubin Employment Agreement

In December 2016, Private Miragen entered into an employment agreement with Dr. Rubin to be effective, and which we assumed, upon the closing of the Merger. Under this employment agreement, Dr. Rubin is entitled to an annual base salary (subject to periodic review and adjustment by our board of directors or compensation committee) of $410,000 and a discretionary annual cash bonus equal to 40% of Dr. Rubin’s then effective base salary (subject to review and adjustment in the sole discretion of the board of directors or our compensation committee of the board of directors). Dr. Rubin is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our senior executives of from time to time. During 2018, Dr. Rubin was awarded the following additional compensation, which is also summarized in the compensation table above:

•	cash bonuses totaling $98,400, and

•
options to purchase 85,000 shares common stock at an exercise price of $7.50, exercisable over a term of four years, of which 6.25% of the shares vested on April 30, 2018, and the remaining 93.75% of the shares vest thereafter in 45 monthly installments.

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

Outstanding Equity Awards at December 31, 2018

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2018.

Name	Grant Date	Vesting Commencement Date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option Expiration Date
William S. Marshall, Ph.D.	6/15/2012	6/15/2012	(1)	230,968	—	$1.22	6/13/2022
	2/22/2016	2/22/2016	(1)	111,060	45,731	$1.05	2/19/2026
	2/16/2017	2/16/2017	(1)	91,666	108,334	$11.01	2/16/2027
	1/31/2018	1/31/2018	(2)	56,145	188,855	$7.50	1/30/2028
Adam S. Levy	6/15/2016	5/16/2016	(3)	104,839	57,494	$1.05	6/13/2026
	2/16/2017	2/16/2017	(1)	40,104	47,396	$11.01	2/16/2027
	1/31/2018	1/31/2018	(2)	18,333	61,667	$7.50	1/30/2028
Paul D. Rubin, M.D.	11/30/2016	11/16/2016	(3)	105,685	97,232	$5.69	11/30/2026
	2/16/2017	2/16/2017	(1)	40,104	47,396	$11.01	2/16/2027
	1/31/2018	1/31/2018	(2)	19,479	65,521	$7.50	1/30/2028
____________________

(1)	The option vests as to 1/48 of the shares in monthly installments measured from vesting commencement date.

(2)	6.25% of the shares vested on April 30, 2018, and the remaining 93.75% of the shares vest thereafter in 45 monthly installments.

(3)	Twenty-five percent of the shares subject to the option vest on the first anniversary of the vesting commencement date, and the remainder vest thereafter in 36 monthly installments.

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

As of December 31, 2018, there were outstanding stock options to purchase 1,887,617 shares of our common stock under the 2016 Plan.

Types of Awards

The terms of the 2016 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards

The aggregate number of shares of our common stock that may be issued under the 2016 Plan, or the Share Reserve, will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the Private Miragen 2008 Equity Incentive Plan, or the Miragen 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of common stock outstanding on December 31st of the preceding calendar year; however the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the automatic increase. On January 1, 2018 and 2019, the share reserve had automatic increases of 902,720 and 1,233,578 shares, respectively.

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

Section 162(m) Limits

Under the 2016 Plan, subject to adjustment for specified changes in our capitalization, no participant will be eligible to be granted performance-based compensation during any calendar year more than: (i) a maximum of 1,500,000 shares of common stock subject to stock options and stock appreciation rights whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value of a share of common stock on the date of grant; (ii) a maximum of 1,500,000 shares of common stock subject to performance stock awards; and (iii) a maximum of $3,000,000 subject to performance cash awards. These limits are designed to allow us to grant awards that are intended to be exempt from the $1.0 million limitation on the income tax deductibility of compensation paid per covered employee imposed by Section 162(m) of the Code and will not apply to awards that our board of directors determines will not be treated as performance-based compensation.

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

Repricing, Cancellation, and Re-Grant of Stock Awards

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

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2016 Plan pursuant to stock appreciation right agreements. Each stock appreciation right is denominated in common stock share equivalents. The strike price of each stock appreciation right will be determined by the Plan Administrator but will in no event be less than 100% of the fair market value of the common stock subject to the stock appreciation right on the date of grant. The Plan Administrator may also impose restrictions or conditions upon the vesting of stock appreciation rights that it deems appropriate. The appreciation distribution payable upon exercise of a stock appreciation right may be paid in shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator and set forth in the stock appreciation right agreement. Stock appreciation rights will be subject to the same conditions upon termination of continuous service and restrictions on transfer as stock options under the 2016 Plan.

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

As of December 31, 2018, there were outstanding stock options to purchase 1,639,796 shares of our common stock under the Miragen 2008 Plan.

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

Terms of Awards

Subject to the terms of the Miragen 2008 Plan, the administrator determines the terms of all awards. The exercise price for stock options granted under the Miragen 2008 Plan may not be less than 100% of the fair market value of Miragen common stock on the grant date; however, the exercise price for an incentive stock option granted to a holder of more than 10% of Miragen’s stock may not be less than 110% of such fair market value on the grant date. Options are generally transferable only by will or the laws of descent and distribution and may be exercised during the holder’s lifetime only by the holder.

The term of options granted under the Miragen 2008 Plan may not exceed ten years and will generally expire sooner if the optionee’s service terminates. Options vest at the times determined by the administrator. Shares may be awarded under the terms of the Miragen 2008 Plan in consideration for services rendered to Private Miragen or sold under the terms of the Miragen 2008 Plan. Shares awarded or sold under the Miragen 2008 Plan may be fully vested at grant or subject to special forfeiture conditions or rights of repurchase as determined by the administrator.

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

2018 Director Compensation

Annual Compensation

Effective upon the closing of the Merger, we assumed a non-employee director cash and equity compensation policy. During the twelve-month period following the date of each annual meeting, each non-employee director will be paid an annual cash retainer of $35,000 for his or her service on our board of directors; provided that the non-employee chairperson of the board of directors will be paid an additional annual cash retainer of $30,000.

In addition to the annual retainer described above, each non-employee director who serves as a chair or member of our audit committee, compensation committee, and nominating and corporate governance committee is paid an annual fee during the twelve-month period following the date of each annual meeting of the Company’s stockholders as follows:

	Member Annual Fee (1)	Chairperson Annual Fee
Audit committee	$7,500	$15,000
Compensation committee	5,000	10,000
Nominating and corporate governance committee	3,750	7,500
____________________

(1)	Annual fee paid to each non-employee director (other than the chairperson) who serves as a member of the corresponding committee of the board of directors.

Each non-employee director and committee member has the right to elect to receive all or a portion of annual compensation described above in the form of either cash, quarterly restricted common stock based on the closing price of our common stock on The Nasdaq Capital Market on the date of grant, or stock options to purchase common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election will be made before the start of the fiscal year or within thirty days of first becoming eligible to receive compensation under this policy and with any such stock options or restricted common stock elected by the directors to vest on a quarterly basis in arrears, with stock options to expire ten years from the date of grant.

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

2018 Director Compensation

The table below sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2018.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (2) (3)		All Other Compensation	Total
Bruce L. Booth, Ph.D.	$—	$—	$54,381	(4)	$—	$54,381
Christopher J. Bowden, M.D.	$40,000	$—	$57,277	(5)	$—	$97,277
Jeffrey S. Hatfield	$44,801	$—	$57,277	(5)	$—	$102,078
Thomas E. Hughes, Ph.D.	$24,375	$—	$81,653	(5)(6)	$—	$106,028
Kevin Koch, Ph.D.	$47,500	$—	$57,277	(5)	$—	$104,777
Arlene M. Morris	$38,311	$—	$228,034	(5)(7)	$—	$266,345
Joseph L. Turner	$50,000	$—	$57,277	(5)	$—	$107,277
____________________

(1)
Dr. Marshall, our current president and chief executive officer, also served as a member of our board of directors in the fiscal year ended December 31, 2018. Dr. Marshall’s compensation for serving as our president and chief executive officer in 2018 is reported in the Summary Compensation Table and other compensation tables set forth under “Executive Compensation.” Dr. Marshall did not receive any additional compensation for his service on our board of directors.

(2)	The values set forth in this column are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

(3)
Including these stock options, as of December 31, 2018, each person serving in 2018 as a non-employee director held the following number of stock options: Dr. Booth, 26,370; Dr. Bowden, 36,000; Mr. Hatfield, 36,000; Dr. Hughes, 53,556; Dr. Koch, 53,248; Ms. Morris, 36,000; and Mr. Turner, 48,000.

(4)
On January 3, 2018, this non-employee director was granted stock options to purchases 10,191 shares of common stock at an exercise price of $9.72, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vested in quarterly installments, fully vesting on December 31, 2018. Dr. Booth served as a member of our board of directors through December 4, 2018, as of which date 7,643 option awards granted in 2018 had previously vested and 2,548 option awards were forfeited.

(5)
On June 27, 2018, each non-employee director was granted stock options to purchases 12,000 shares of common stock at an exercise price of $6.46, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options will vest in full on June 19, 2019.

(6)
On January 3, 2018, this non-employee director was granted stock options to purchases 3,426 shares of common stock at an exercise price of $9.72, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vested in quarterly installments and were fully vested on December 31, 2018.

(7)
On January 3, 2018, this non-employee director was granted stock options to purchases 24,000 shares of common stock at an exercise price of $9.72, which was equal to the closing price of our common stock on The Nasdaq Capital Market on the date of grant. The stock options vest in 36 monthly installments beginning on January 3, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 1, 2019 (except where otherwise indicated) for:

•	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock;

•	each of our directors as of March 1, 2019;

•	each of our named executive officers as of March 1, 2019; and

•	all of our current directors and executive officers of as a group.

Applicable percentages are based on 30,921,219 shares outstanding on March 1, 2019, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined under SEC rules and includes sole or shared power to vote or dispose of shares of our common stock. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock subject to stock options that are currently exercisable or become exercisable within 60 days of March 1, 2019. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity. Except as indicated in footnotes to the table below or, where applicable, to the extent authority is shared by spouses under community property laws, the beneficial owners named in the table have, to our knowledge, sole voting and dispositive power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Unless otherwise indicated, the address for each stockholder listed is: c/o Miragen Therapeutics, Inc., 6200 Lookout Road Boulder, Colorado 80301.

Name	Number of Shares Beneficially Owned		Percentage Ownership
5% or Greater Stockholders
Atlas Venture Fund VII, L.P.	3,142,580	(1)	10.2%
FMR, LLC	2,888,656	(2)	9.3%
Remeditex Ventures LLC	2,706,563	(3)	8.8%
683 Capital Partners, LP	1,697,038	(4)	5.5%

Directors and Named Executive Officers
William S. Marshall, Ph.D.	809,384	(5)	2.6%
Adam S. Levy	205,053	(6)	*
Paul D. Rubin, M.D.	196,552	(7)	*
Christopher J. Bowden, M.D.	26,666	(8)	*
Jeffrey S. Hatfield	26,666	(9)	*
Thomas E. Hughes, Ph.D.	95,939	(10)	*
Kevin Koch, Ph.D.	72,746	(11)	*
Arlene M. Morris	20,000	(12)	*
Joseph L. Turner	58,666	(13)	*
All directors and officers as a group (10 persons)	1,699,112	(14)	5.3%
____________________
* Represents beneficial ownership of less than 1% of class.

(1)
Based solely upon a Schedule 13D filed with the SEC on February 23, 2017. Atlas Venture Associates VII, L.P. is the sole general partner of Atlas Venture Fund VII, L.P., and Atlas Venture Associates VII, Inc. is the sole general partner of Atlas Venture Associates VII, L.P. Atlas Venture Associates VII, L.P., by virtue of its position as the general partner of Atlas

Venture Fund VII, L.P., and Atlas Venture Associates VII, Inc., by virtue of its position as the general partner of Atlas Venture Associates VII, L.P., each may be deemed to beneficially own and share voting and dispositive power with respect to the shares of common stock owned by Atlas Venture Fund VII, L.P. The principal business address of Atlas Venture VII, L.P. is 25 First Street, Suite 303, Cambridge, MA 02141.

(2)
Based solely upon a Schedule 13G/A filed with the SEC on November 13, 2018. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR, LLC is 245 Summer Street, Boston, MA 02110.

(3)
Based solely upon a Schedule 13G filed with the SEC on February 17, 2017. Remeditex Ventures LLC shares voting and dispositive power over its shares of common stock with Malachite Trust, the majority owner of Remeditex Ventures LLC and Lyda Hill. Ms. Hill is the Trustee of the Malachite Trust. By reason of such relationships, Ms. Hill and the Malachite Trust may be deemed to beneficially own the shares of common stock owned directly by Remeditex Ventures LLC. The principal business address of Remeditex is 2727 N. Harwood Street, Suite 200, Dallas, TX 75201.

(4)
Based solely upon a Schedule 13G filed with the SEC on January 3, 2019. 683 Capital Management, LLC and Ari Zweiman share voting and dispositive power over the shares of common stock owned by 683 Capital Partners, LP, and may be deemed to beneficially own the shares of common stock owned by 683 Capital Partners, LP. The principal business address of 683 Capital Partners, LP is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(5)	Includes 269,396 shares of common stock and 539,988 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(6)	Includes 14,290 shares of common stock and 190,763 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(7)	Includes 196,552 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(8)	Includes 26,666 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(9)	Includes 26,666 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(10)	Includes 12,827 shares of common stock and 83,112 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(11)	Includes 72,746 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(12)	Includes 20,000 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(13)	Includes 58,666 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019.

(14)
Includes 329,750 shares of common stock and 1,369,362 shares of common stock issuable upon exercise of options to purchase our common stock within 60 days of March 1, 2019 held by our current directors and executive officers, including William S. Marshall, Ph.D., Jason A. Leverone, Adam S. Levy, Paul D. Rubin, M.D., Christopher J. Bowden, M.D., Jeffrey S. Hatfield, Thomas E. Hughes, Ph.D., Kevin Koch, Ph.D., Arlene M. Morris, and Joseph L. Turner.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we had two equity compensation plans in place under which shares of our common stock were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,527,413	(2)	$5.76	705,317
Equity compensation plans not approved by security holders	—		$—	—
Total	3,527,413		$5.76	705,317
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

Certain Related-Person Transactions

Described below are the transactions and series of similar transactions since January 1, 2017 in which:

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
____________________

(1)
The Atlas Venture Funds, together, hold more than 5% of our outstanding capital stock. Dr. Booth was a member of our board of directors and a director of Atlas Venture Associates VII, Inc. and Atlas Venture Associates X, Inc., which are affiliated with the Atlas Venture Funds.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2018 and 2017 and for other services rendered by KPMG LLP during those periods.

	Year Ended December 31,
	2018	2017
	(in thousands)
Audit fees (1)	$287	$300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$287	$300
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

All fees described above were pre-approved by our audit committee. We have furnished the foregoing disclosure to KPMG LLP.

Other Auditors

BDO USA, LLP, or BDO, served as the independent registered public accounting firm for the audit of the financial statements for Miragen Therapeutics, Inc. (formerly Signal Genetics, Inc.), for the year ended December 31, 2016 and through the closing of the Merger. On February 13, 2017, following the closing of the Merger, our audit committee approved the appointment of KPMG LLP as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2017, in place of BDO.

Pre-Approval Policies and Procedures

BDO served as our independent registered public accounting firm for the year ended December 31, 2016 and had served in that capacity since July 15, 2013. The decision to engage BDO as our independent registered public accounting firm for the year ended December 31, 2016 was approved by our audit committee. On February 13, 2017, our audit committee approved the appointment of KPMG LLP as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2017, in place of BDO.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/14/2019	4.2
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
10.1	Form of Indemnification Agreement between Registrant and each of its directors and executive officers.	S-1	03/19/2014	10.14
10.1.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-4	12/02/2016	10.32
10.2*	Form of 2016 Equity Incentive Plan.	S-4	12/02/2016	10.37
10.2.1*	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-4	12/02/2016	10.38
10.2.2*	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-Q	05/11/2017	10.12

10.3*	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.3.1*	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.4*	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on S-4 (File No. 333-214893), as filed with the SEC on December 2, 2016).	S-4	12/02/2016	10.39
10.5*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	05/11/2017	10.13
10.8*	Employment Agreement by and between the Registrant and William S. Marshall, Ph.D., dated as of December 2, 2016.	S-4	12/02/2016	10.33
10.9*	Employment Agreement by and between the Registrant and Jason A. Leverone, dated as of December 2, 2016.	S-4	12/02/2016	10.34
10.10*	Employment Agreement by and between the Registrant and Adam S. Levy, dated as of December 2, 2016.	S-4	12/02/2016	10.35
10.11*	Employment Agreement by and between the Registrant and Paul D. Rubin, M.D., dated as of December 2, 2016.	S-4	12/02/2016	10.36
10.12	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.12.1	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.12.2	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.13^	Exclusive Patent License Agreement, dated as of April 16, 2008, by and between Registrant and Board of Regents of The University of Texas System.	S-4	12/02/2016	10.41
10.14^	Exclusive Patent License Agreement, dated as of April 16, 2008, by and between Registrant and Board of Regents of The University of Texas System.	S-4	12/02/2016	10.42
10.15^	License and Collaboration Agreement, dated as of October 20, 2010, by and between Registrant and T2Cure GmbH.	S-4	12/02/2016	10.43
10.15.1	Amendment No. 1 to License and Collaboration Agreement, dated as of July 8, 2014, by and between Registrant and T2cure GmbH.	S-4	12/02/2016	10.43.1
10.16^	Amended and Restated License Agreement, dated as of December 31, 2012, by and between Registrant and Santaris Pharma A/S.	S-4	12/02/2016	10.44
10.17^	License and Collaboration Agreement, dated as of October 12, 2011, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45
10.17.1^	First Amendment of the License and Collaboration Agreement, effective as of May 13, 2013, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.1
10.17.2^	Second Amendment of the License and Collaboration Agreement, effective as of April 10, 2014, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.2
10.17.3^	Third Amendment of the License and Collaboration Agreement, effective as of May 28, 2015, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.3

10.17.4	Fourth Amendment of the License and Collaboration Agreement, effective as of September 22, 2016, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.4
10.17.5^	Fifth Amendment of the License and Collaboration Agreement, effective as May 2, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	08/11/2017	10.1
10.17.6^	Sixth Amendment of the License and Collaboration Agreement, effective as September 27, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	11/09/2017	10.1
10.17.7^	Seventh Amendment of the License and Collaboration Agreement, entered into as of April 3, 2018 and effective as of March 26, 2018, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-K	05/09/2018	10.1
10.17.8
Eighth Amendment of the License and Collaboration Agreement, entered into as of January 21, 2019 and effective as of January 7, 2019, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.
					•
10.18^	Exclusive Patent License Agreement, dated as of May 10, 2016, by and between Registrant and The Brigham and Women’s Hospital, Inc.	S-4	12/02/2016	10.46
10.19^	Research Subaward Agreement, dated as of October 1, 2016, by and between Registrant and Yale University, as amended.	S-4	12/02/2016	10.51
10.19.1^	Amendment to Research Subaward Agreement, effective as of October 27, 2016, by and between Registrant and Yale University.	10-Q/A	06/07/2017	10.14
10.19.2^	Amendment to Research Subaward Agreement, effective as of July 1, 2017, by and between Registrant and Yale University.	10-Q	11/09/2017	10.2
10.19.3^	Amendment to Research Subaward Agreement, entered into as of May 30, 2018 and effective as of May 17, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.2
10.19.4^	Amendment to Research Subaward Agreement, entered into as of June 29, 2018 and effective as of July 1, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.3
10.20	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank.	S-4	12/02/2016	10.47
10.20.1	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank.	S-4	01/04/2017	10.47.1
10.21	Amended and Restated Loan and Security Agreement between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.1
10.22	Common Stock Sales Agreement, dated March 31, 2017, by and between the Registrant and Cowen and Company, LLC.	8-K	03/31/2017	10.1
10.23^	Common Stock Purchase Agreement, dated August 6, 2018, by and between the Registrant and The Leukemia & Lymphoma Society, Inc.	10-Q	11/07/2018	10.2
21.1	Subsidiaries of the Registrant.				•

23.1	Consent of Independent Registered Public Accounting Firm.	•
24.1	Power of Attorney (included on signature page hereto).	•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	•
101.INS**	XBRL Instance Document	•
101.SCH**	XBRL Taxonomy Extension Schema Document	•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	•
____________________

^	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
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

MIRAGEN THERAPEUTICS, INC.

Date: March 14, 2019	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2019	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Marshall and Jason A. Leverone, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Marshall, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
William S. Marshall, Ph.D.

/s/ Jason A. Leverone	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer; Principal Accounting Officer)	March 14, 2019
Jason A. Leverone

/s/ Jeffrey S. Hatfield	Chairman of the Board	March 14, 2019
Jeffrey S. Hatfield

/s/ Christopher Bowden, M.D.	Director	March 14, 2019
Christopher Bowden, M.D.

/s/ Thomas E. Hughes, Ph.D.	Director	March 14, 2019
Thomas E. Hughes, Ph.D.

/s/ Arlene M. Morris	Director	March 14, 2019
Arlene M. Morris

/s/ Kevin Koch, Ph.D.	Director	March 14, 2019
Kevin Koch, Ph.D.

/s/ Joseph L. Turner	Director	March 14, 2019
Joseph L. Turner

MIRAGEN THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Miragen Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Miragen Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Denver, Colorado
March 14, 2019

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$32,606	$47,441
Short-term investments	29,875	—
Accounts receivable	24	1,456
Prepaid expenses and other current assets	2,865	2,971
Total current assets	65,370	51,868
Property and equipment, net	727	563
Other assets	50	50
Total assets	$66,147	$52,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$571	$906
Accrued liabilities	3,868	2,991
Current portion of note payable	2,294	—
Total current liabilities	6,733	3,897
Note payable, net of current portion	8,004	9,922
Other liabilities	66	152
Total liabilities	14,803	13,971
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,839,463 and 22,568,006 shares issued and outstanding at December 31, 2018 and 2017, respectively	308	226
Additional paid-in capital	177,335	131,877
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(126,296)	(93,593)
Total stockholders’ equity	51,344	38,510
Total liabilities and stockholders’ equity	$66,147	$52,481

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue:
Collaboration revenue	$7,373	$3,097
Grant revenue	1,013	906
Total revenue	8,386	4,003
Operating expenses:
Research and development	30,421	19,623
General and administrative	11,049	10,912
Total operating expenses	41,470	30,535
Loss from operations	(33,084)	(26,532)
Other income (expense):
Interest and other income	1,254	403
Interest and other expense	(873)	(383)
Net loss	(32,703)	(26,512)
Change in unrealized loss on investments	(3)	—
Comprehensive loss	$(32,706)	$(26,512)

Net loss	$(32,703)	$(26,512)
Accretion of redeemable convertible preferred stock to redemption value	—	(5)
Net loss available to common stockholders	$(32,703)	$(26,517)
Net loss per share, basic and diluted	$(1.10)	$(1.38)
Weighted-average shares used to compute basic and diluted net loss per share	29,600,332	19,244,605

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,584,390	$76,976	833,744	$8	$5,147	$—	$(67,076)	$(61,921)
Issuance of common stock, net of issuance cost; private financing	—	—	6,359,628	64	39,092	—	—	39,156
Issuance of common stock, net of issuance cost; at the market	—	—	840,534	8	7,595	—	—	7,603
Accretion of redeemable convertible preferred stock to redemption value	—	5	—	—	—	—	(5)	(5)
Conversion of preferred stock to common stock	(18,584,390)	(76,981)	13,066,666	131	76,850	—	—	76,981
Issuance of common stock upon reverse merger	—	—	1,024,960	10	194	—	—	204
Reclassification of warrant liability to equity	—	—	—	—	51	—	—	51
Issuance of common stock upon cashless exercise of warrant	—	—	16,387	—	—	—	—	—
Exercises of stock options and issuance of restricted stock awards	—	—	412,894	5	302	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	13,193	—	110	—	—	110
Issuance of warrant classified as equity	—	—	—	—	127	—		127
Share-based compensation expense	—	—	—	—	2,409	—	—	2,409
Net loss	—	—	—	—	—	—	(26,512)	(26,512)
Balance at December 31, 2017	—	—	22,568,006	226	131,877	—	(93,593)	38,510
Issuance of common stock in public offering, net of issuance cost	—	—	7,414,996	74	37,771	—	—	37,845
Issuance of common stock, net of issuance cost; at the market	—	—	372,852	4	2,653		—	2,657
Issuance of common stock in private placement, net of issuance costs	—	—	150,987	2	933	—	—	935
Shares issued for cash upon the exercise of stock options	—	—	280,178	2	180	—	—	182
Issuance of common stock for cash under employee stock purchase plan	—	—	52,444	—	242	—	—	242
Share-based compensation expense	—	—	—	—	3,679	—	—	3,679
Change in unrealized loss on investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(32,703)	(32,703)
Balance at December 31, 2018	—	$—	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,703)	$(26,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,679	2,409
Non-cash interest expense	376	94
Depreciation and amortization	281	308
Amortization of premiums and discounts on available-for-sale securities	(416)	—
Changes in operating assets and liabilities:
Accounts receivable	1,432	(1,436)
Prepaid expenses and other assets	51	(724)
Accounts payable	(335)	(101)
Accrued and other liabilities	791	(2,205)
Net cash used in operating activities	(26,844)	(28,167)
Cash flows from investing activities:
Purchases of short-term investments	(62,462)	—
Maturities of short-term investments	33,000	—
Purchases of property and equipment	(445)	(246)
Cash acquired in reverse merger	—	1,280
Proceeds from sale of property and equipment	—	—
Net cash provided by (used in) investing activities	(29,907)	1,034
Cash flows from financing activities:
Proceeds from the sale of common stock - public offering	40,782	—
Payment of issuance costs associated with the sale of common stock - public offering	(2,890)	—
Proceeds from the sale of common stock - at the market	2,747	7,862
Payment of issuance costs associated with the sale of common stock - at the market	(82)	(330)
Proceeds from the sale of common stock - private financing	1,000	40,703
Payment of issuance costs associated with the sale of common stock - private placement	(65)	(1,216)
Payment of issuance costs associated with the shelf registration	—	(299)
Proceeds from stock purchases under employee stock purchase plan	242	110
Proceeds from the exercise of stock options	182	307
Proceeds from issuance of notes payable	—	10,000
Payments of principal on note payable	—	(4,667)
Net cash provided by financing activities	41,916	52,470
Net increase (decrease) in cash and cash equivalents	(14,835)	25,337
Cash and cash equivalents at beginning of period	47,441	22,104
Cash and cash equivalents at end of period	$32,606	$47,441

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$489	$446
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$55	$—
Change in unrealized loss on investments	$(3)	$—
Conversion of preferred stock to common stock	$—	$76,981
Liabilities assumed, net of non-cash assets received in reverse merger	$—	$1,076
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (private financing and at the market sales)	$—	$331
Transfer of common stock issuance costs from prepaid expenses and other current assets to equity (at the market / shelf costs)	$—	$23
Issuance of warrant classified as equity	$—	$127
Reclassification of preferred stock warrant (accrued liability) to common stock warrant (equity)	$—	$51
Accretion of redeemable convertible preferred stock to redemption value	$—	$5

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. The Company has three product candidates, cobomarsen, remlarsen, and MRG-110 in clinical development. The Company is independently developing cobomarsen and remlarsen and is developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Liquidity

The Company has incurred annual net operating losses since its inception. As of December 31, 2018, the Company had an accumulated deficit of $126.3 million and a net loss of $32.7 million and $26.5 million for the years ended December 31, 2018 and 2017, respectively. The Company’s management believes that the $32.6 million of cash and cash equivalents and $29.9 million of short-term investments on hand at December 31, 2018 will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs through the first quarter of 2020.

The Company has funded its operations to date principally through proceeds from equity financings, including notes payable that previously converted to equity explained further in Note 9. Common Stock. The Company will continue to require additional capital beyond the first quarter of 2020 to continue its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, continued performance under the Servier Collaboration Agreement, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Miragen Therapeutics Europe Limited, which was formed in January 2011 and has no employees or operations. In February 2019, the Company created a new wholly-owned subsidiary, miRagen Therapeutics S.à.r.l, which also has no employees or operations. Both subsidiaries were formed for the sole purpose of submitting regulatory filings in Europe.

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

Revenue Recognition

The Company recognizes revenue principally from its strategic alliance and collaboration agreements. Revenue is recognized from upfront payments for licenses and milestone payments that are generated from defined research or development events, as well as from the reimbursement of amounts for research and development services under its strategic alliance and collaboration agreement. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) products have been delivered or services rendered; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

The Company recognizes revenue from non-refundable upfront license fees over the term of performance when combined with other deliverables under the applicable agreement. When the performance period is not specified, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood, of achievement of development commitments, and any other significant commitments. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying consolidated balance sheets. Expected performance periods are reviewed periodically and, if applicable, the amortization period is adjusted, which may accelerate or decelerate revenue recognition. The timing of revenue recognition, specifically as it relates to the amortization of upfront license fees, is significantly influenced by the Company’s estimates.

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

The Company accounts for stock options issued to non-employees (other than board members) by valuing the award using the Black-Scholes option pricing model and remeasuring such awards to the current fair value until the awards are vested or a performance commitment has otherwise been reached.

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, market research, costs of research and development activities conducted by third parties on the Company’s behalf, costs to manufacture or have manufactured clinical trial materials, laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

The Company records upfront and milestone payments to acquire and retain contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved for sale by the U.S. Food and Drug Administration or when other significant risk factors are abated.

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

Investments

The Company has designated its investments as available-for-sale securities and accounts for them at their respective fair values. The securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying consolidated balance sheets.

Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The Company reviews available-for-sale securities at the end of each period to determine whether they remain available-for-sale based on its then current intent. The cost of securities sold is based on the specific identification method.

The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.

As of December 31, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $29.9 million, fair value of $29.9 million, and a gross unrealized loss of $3 thousand. The Company had no long-term investments as of December 31, 2018. The Company had no investments as of December 31, 2017.

Fair Value Measurements

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

	December 31, 2018		December 31, 2017
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$32,936	$—	$47,653	$—
U.S. treasury securities (included in short-term investments)	29,875	—	—	—
Total assets	$62,811	$—	$47,653	$—
Liabilities:
Common stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
____________________

(1)
The sum of amounts presented for each period above differ from cash and cash equivalents reported in the consolidated balance sheets due to uninvested cash balances and outstanding disbursements and deposits.

Fair Value of Financial Instruments

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2018 and 2017.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. As of December 31, 2018, the Company had accumulated other comprehensive loss of $3 thousand. The Company had no accumulated other comprehensive income (loss) at December 31, 2017, and no realized gain or loss during the years ended December 31, 2018 and 2017.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2018 and 2017.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act did not have a material impact on the consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

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

The Company has assessed the impact of ASC 606 on its accounting policies and procedures and has evaluated the new requirements as applied to existing revenue contracts. Based on this assessment, the Company does not believe the adoption of

ASC 606 will have a material impact on its consolidated financial statements. The Company did not elect early adoption of ASC 606 and will implement any changes as required by the adoption of ASC 606 beginning in the first quarter of 2019, using a modified retrospective method of adoption.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for the Company for interim and annual reports beginning after December 15, 2019, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach, with an option to use certain transition relief. The Company currently expects that its building operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the Company’s total assets and total liabilities that are reported relative to such amounts prior to adoption. The Company is continuing to evaluate the full impact of this standard on its consolidated financial statements.

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company expects the adoption of this standard will not have a significant impact on its consolidated financial statements upon adoption.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this standard on its consolidated financial statements.

3. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Year Ended December 31,
	2018	2017
	(in thousands)
Milestone payments	$3,690	$—
Research and development reimbursable costs	3,683	3,097
Total collaboration revenue	$7,373	$3,097

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

The Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.6 million to $15.8 million as of December 31, 2018) and regulatory milestone payments of €10.0 million to €40.0 million ($11.4 million to $45.8 million as of December 31, 2018) for each target. Additionally, the Company may receive up to €175.0 million ($200.3 million as of December 31, 2018) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned under the Servier Collaboration agreement, as evidenced by persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. In March 2018, the Company and Servier initiated a Phase 1 clinical trial of MRG-110. As a result, under the terms of the Servier Collaboration Agreement, the Company earned and received its first development milestone payment of €3.0 million (or $3.7 million). This amount is included as revenue in the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2018.

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

The Company determined that the elements within the Servier Collaboration Agreement should be treated as a single unit of accounting because the delivered elements, the licenses, did not have stand-alone value to Servier at the time the license was granted. As such, the Company recognized license fees earned under the Servier Collaboration Agreement as revenue on a proportional performance basis over the estimated period to complete the activities under the Research Collaboration. The total period of performance is equal to the estimated term of the Research Collaboration. The Company measured its progress under the proportional performance method based on actual and estimated full-time equivalents. The Company received a total of $12.4 million (€9.0 million) in non-refundable license fees under the Servier Collaboration Agreement. Based on earlier estimates of the term of the Research Collaboration, these license fees had been fully recognized as revenue during the period from October 2011 through December 2016. Accordingly, no amounts were recognized as license revenue during the years ended December 31, 2018 and 2017.

Amounts incurred but not billed to Servier for research and related intellectual property activities totaled $0.5 million and $1.1 million as of December 31, 2018 and December 31, 2017, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. As of December 31, 2018, the company had no accounts receivable outstanding for Servier research and related intellectual property activities. As of December 31, 2017, accounts receivable for Servier research and related intellectual property activities totaled $1.4 million.

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

The following table summarizes the net assets acquired based on their estimated fair values immediately prior to the Merger (in thousands):

Cash and cash equivalents	$1,280
Prepaid and other assets	248
Accrued liabilities	(1,324)
Net acquired tangible assets	$204

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Lab equipment	$2,489	$2,229
Leasehold improvements	741	737
Computer hardware and software	428	355
Furniture and fixtures	159	77
Property and equipment, gross	3,817	3,398
Less: accumulated depreciation and amortization	(3,090)	(2,835)
Property and equipment, net	$727	$563

During the years ended December 31, 2018 and 2017, depreciation and amortization expense was $0.3 million. Depreciation and amortization expense is recorded primarily in research and development expense on the consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued employee compensation and related taxes	$1,704	$1,538
Accrued outsourced clinical trials and preclinical studies	1,129	581
Accrued legal fees and expenses	376	185
Accrued other professional service fees	246	232
Deferred and accrued facility lease obligations	124	74
Value of liability-classified stock purchase warrants	82	82
Accrued equipment and lab materials	33	197
Other accrued liabilities	174	102
Total accrued liabilities	$3,868	$2,991

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”), which amended and restated the loan and security agreement Private Miragen entered into with Silicon Valley Bank in April 2015 (the “2015 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Under specified circumstances, the interest-only period can be extended by an additional six months. Amounts outstanding bear interest at the prime rate (5.50% and 4.50% at December 31, 2018 and 2017, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of December 31, 2018, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the SVB loan agreements were as follows:

	December 31,
	2018	2017
	(in thousands)
Principal amount outstanding	$10,000	$10,000
Unamortized debt discount	(69)	(119)
Accreted final payment fee	367	41
Total note payable	10,298	9,922
Less: current maturities	(2,294)	—
Long-term note payable, net of current portion	$8,004	$9,922

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of December 31, 2018 for the respective calendar years are as follows (in thousands):

2019	$2,333
2020	4,000
2021	3,667
Total	$10,000

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

Employment Agreements

The Company has entered into agreements with its executives and certain of its employees that provide for base salary, severance, eligibility for bonuses, and other generally available benefits. The agreements provide that the Company may terminate the employment of its employees, including executives, at any time, with or without cause.

If an employee under an employment agreement is terminated without cause, as defined in the employment agreements, or an employee under an employment agreement resigns for good reason, as defined in the employment agreements, then the employee under the employment agreement is entitled to receive, upon the execution of a release agreement, a severance package consisting of one or more of the following provisions: (i) the equivalent of up to 12 months of the employee’s base salary in effect immediately prior to date of termination; (ii) acceleration of vesting of the equivalent of up to 12 months of vesting of the executive’s outstanding unvested stock options or other equity awards that were outstanding as of the effective date of the executive’s employment agreement; and (iii) up to 12 months of continued health coverage.

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

License Agreements with the University of Texas

As of December 31, 2018, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable upfront license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the year ended December 31, 2018 and 2017, the Company incurred immaterial upfront and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. During the year ended December 31, 2018, the Company made an immaterial milestone payment, which is included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss. Prior to December 31, 2018, the Company did not incur any milestone payments.

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

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

In June 2010, Private Miragen entered into a license agreement with the Santaris Pharma A/S, which was subsequently acquired by F. Hoffmann-La Roche Ltd (“Roche”) in 2014, and subsequently changed its name to Roche Innovation Center Copenhagen A/S (“RICC”). The agreement was amended in October 2011 and amended and restated in December 2012 (the “RICC License Agreement”). At the time the RICC License Agreement was entered into, Roche was a minority stockholder of the Company.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the upfront and milestone and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the year ended December 31, 2018, the Company incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

During the years ended December 31, 2018 and 2017, the Company paid $0.3 million and $0.6 million, respectively, to RICC for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

In October 2014, Private Miragen and Yale University (“Yale”) entered into a subcontract agreement and then into a subaward agreement in March 2015 (the “Yale Agreements”), which were subsequently amended. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets microRNA-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a microRNA-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through December 31, 2018, the Company received $0.9 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

In October 2010, Private Miragen entered into a license and collaboration agreement (the “t2cure Agreement”) with t2cure GmbH (“t2cure”), which was subsequently amended. Under the t2cure Agreement, the Company received a worldwide, royalty-bearing, and exclusive license to specified patent and technology rights relating to microRNA-92.

In consideration of rights granted by t2cure, Private Miragen paid an upfront fee of $46 thousand and agreed to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2018); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

Under the terms of the t2cure Agreement, the Company is obligated to make the following future milestone payments for each licensed product, as defined in the t2cure Agreement: (i) up to approximately $0.7 million upon the initiation of certain defined clinical trials; (ii) $2.5 million upon regulatory approval in the United States; and (iii) up to $1.5 million per region upon regulatory approval in the European Union or Japan. Additionally, if the Company or any of its sublicensees successfully commercialize any product candidate subject to the t2cure Agreement, it is responsible for royalty payments equal to percentages in the low-single digits upon net sales of licensed products, and under specified circumstances, sublicense fees equal to a percentage in the low twenties of sublicense income received by it. The Company is obligated to make any such royalty payment until the later of: (i) the tenth anniversary of the first commercial sale of the applicable product or (ii) the expiration of the last valid claim to a patent licensed by t2cure under the t2cure Agreement covering such product. If such patent claims expire prior to the end of the ten-year term, then the royalty owed to t2cure will be decreased by a specified percentage. The Company also has the right to decrease its royalty payments by a specified percentage for royalties paid to third parties for licenses to certain third-party intellectual property.

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

All charges incurred under the t2cure Agreement have been expensed to date, due to the uncertainty as to future economic benefit from the acquired rights.

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

During the years ended December 31, 2018 and 2017, the Company paid annual license fees, which were immaterial.

Facility Lease

In December 2010, Private Miragen entered into a multi-year, noncancelable lease agreement for its current office and lab space. The agreement was subsequently amended to extend the term through August 2020. The lease agreement includes rent escalation clauses through the lease term and an option to extend the lease term for up to two terms of three years each. Minimum base lease payments, including the impact of tenant improvement allowances, under the operating lease are recognized on a straight-line basis over the full term of the lease.

During the years ended December 31, 2018 and 2017, rent expense was $0.3 million. The Company is also required to pay for operating expenses related to the leased space, which were $0.3 million for the year ended December 31, 2018 and 2017.

Future annual minimum payments under the lease as of December 31, 2018 for the respective calendar year were as follows (in thousands):

2019	$404
2020	277
Total	$681

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

During the year ended December 31, 2018, the Company sold, pursuant to the terms of the ATM Agreement, 372,852 shares of Common Stock, at a weighted average price of $7.37 per share, for aggregate net proceeds of approximately $2.7 million, including commissions to Cowen as sales agent. Since March 2017 and through December 31, 2018, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,213,386 shares of Common Stock, at a weighted average price of $8.74 per share, for aggregate net proceeds of approximately $10.2 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Common Stock Public Offering

In February 2018, the Company entered into an underwriting agreement relating to a public offering of its Common Stock, pursuant to which the Company sold 7,414,996 shares of Common Stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

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

Series Preferred

In February 2017, in conjunction with the Merger, all of the outstanding redeemable convertible preferred stock of Private Miragen converted into Private Miragen common stock at a ratio of 1:1 and was immediately exchanged for Common Stock at an exchange ratio of 0.7031 as a result of the Merger. A summary of the conversion by class of preferred stock is summarized as follows (in thousands, except share data):

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

As of December 31, 2018, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

10. WARRANTS

Stock purchase warrant activity is as follows:

	Common Stock Warrants		Preferred Stock Warrants
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2016	7,031	$0.57	25,779	$6.21
Warrants acquired in Merger	13,534	$80.70	—	$—
Preferred stock warrants converted into Common Stock warrants	25,779	$6.21	(25,779)	$6.21
Granted	24,097	$7.15	—	$—
Exercised	(21,092)	$3.04	—	$—
Outstanding at December 31, 2017	49,349	$27.65	—	$—
Activity	—	$—	—	$—
Outstanding at December 31, 2018	49,349	$27.65	—	$—

A summary of outstanding Common Stock purchase warrants as of December 31, 2018 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of December 31, 2018, there were 1,639,796 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after the closing date of the Merger, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2018 and 2019, the share reserve had automatic increases of 902,720 and 1,233,578 shares, respectively. As of December 31, 2018, there were outstanding stock options to purchase 1,887,617 shares of Common Stock and 705,317 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,321	$1.44
Granted	989	$11.37
Exercised	(412)	$0.74
Forfeited	(35)	$11.36
Outstanding at December 31, 2017	2,863	$4.85
Granted	1,108	$7.37
Exercised	(280)	$0.65
Forfeited or canceled	(164)	$9.52
Outstanding at December 31, 2018	3,527	$5.76	6.95	$2,698
Vested or expected to vest at December 31, 2018	3,527	$5.76	6.95	$2,698
Exercisable as of December 31, 2018	1,979	$4.20	5.61	$2,421

The total intrinsic value of stock options exercised during the year ended December 31, 2018 and 2017 was $1.6 million and $3.8 million, respectively. Cash received from the exercise of stock options during the year ended December 31, 2018 and 2017 was approximately $0.2 million and $0.3 million respectively.

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

Stock Options Granted to Employees and Directors

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the years ended December 31, 2018 and 2017 was $5.41 and $8.27, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Expected term, in years	6.35	6.43
Expected volatility	85.2%	83.8%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	—%	—%
Weighted-average exercise price	$7.37	$11.37

Stock Options Granted to Non-Employees

The Company determines the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards are vested or a performance commitment has otherwise been reached. No Common Stock options were issued to non-employees during the years ended December 31, 2018 and 2017.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of the Company’s Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of December 31, 2018, the Company had 0.4 million shares available for issuance and 66 thousand shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Research and development	$1,286	$917
General and administrative	2,393	1,492
Total share-based compensation expense	$3,679	$2,409

As of December 31, 2018, the Company had $8.3 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.6 years.

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

Potentially dilutive securities include the following:

	December 31,
	2018	2017
	(in thousands)
Options to purchase Common Stock	3,527	2,863
Warrants to purchase Common Stock	49	49
Total	3,576	2,912

13. INCOME TAXES

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

Since its inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. This amount differs from the amount computed by applying the U.S. federal income tax rate of 21.0% to pretax loss due to the provision of a valuation allowance to the extent of the Company’s net deferred tax asset, as well as to state income taxes and nondeductible expenses.

The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.0%	35.0%
Federal and state tax credits	10.3	(4.8)
State income taxes, net of federal benefit	3.0	3.1
Change in valuation allowance	(32.5)	14.5
Other permanent items	(1.0)	1.9
Change in tax rate	(0.7)	(40.7)
Transaction costs	—	(2.9)
Net operating loss reduction	—	(6.7)
Other, net	(0.1)	0.6
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net operating loss carryforwards	$24,137	$18,257
Tax credits	6,571	2,287
Accruals and reserves	854	697
Stock-based expense	876	439
Start-up costs	698	829
Gross deferred tax assets	33,136	22,509
Valuation allowance	(33,136)	(22,509)
Net deferred tax assets	$—	$—

At December 31, 2018, the Company had approximately $97.9 million and $6.6 million of net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2028. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the provisions of Internal Revenue Code Sections 382 and 383 and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions, the Company estimated an aggregate limitation on the utilization of net operating losses of $4.6 million. In addition to the limitation of net operating losses of $4.6 million, approximately $2.8 million of research and development tax credits were derecognized with the inability of the Company to ever realize a benefit from those credits in the future.

As of December 31, 2018 and 2017, the Company’s net deferred tax assets before valuation allowance was $33.1 million and $22.5 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2018 and 2017. The change in valuation allowance was an increase of $10.6 million in 2018 and a decrease of $3.8 million in 2017.

The Company has concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2018 and 2017. As of December 31, 2018 and 2017, the Company had no accrued interest related to uncertain tax positions.

The Company’s federal and state returns for 2014 through 2018 remain open to examination by tax authorities.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2018:

	For the Quarters Ended
	March	June	September	December
	(in thousands)
Revenue	$4,784	$2,182	$944	$476
Research and development expenses	(6,413)	(8,375)	(7,399)	(8,234)
General and administrative expenses	(2,990)	(2,668)	(2,696)	(2,695)
Other income (expense), net	(42)	147	140	136
Net loss	$(4,661)	$(8,714)	$(9,011)	$(10,317)
Net loss available to common stockholders	$(4,661)	$(8,714)	$(9,011)	$(10,317)
Net loss per share, basic and diluted	$(0.18)	$(0.29)	$(0.29)	$(0.33)

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2017:

	For the Quarters Ended
	March	June	September	December
	(in thousands)
Revenue	$462	$718	$1,631	$1,192
Research and development expenses	(4,120)	(5,487)	(5,018)	(4,998)
General and administrative expenses	(3,281)	(2,581)	(2,502)	(2,548)
Other income (expense), net	$(41)	$38	$55	$(32)
Net loss	$(6,980)	$(7,312)	$(5,834)	$(6,386)
Net loss available to common stockholders	$(6,985)	$(7,312)	$(5,834)	$(6,386)
Net loss per share, basic and diluted	$(0.60)	$(0.34)	$(0.27)	$(0.29)

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined there are no other subsequent events requiring disclosure.