Form 10-Q
period 2019-03-31
MIRAGEN THERAPEUTICS, INC.
filed 2019-05-09
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
 or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
 Commission File No. 001-36483
 MIRAGEN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1187261 (I.R.S. Employer Identification No.)
6200 Lookout Road, Boulder, CO 80301
(Address, including zip code, of principal executive offices)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MGEN	The Nasdaq Capital Market

As of May 2, 2019, there were 30,931,219 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,195	$32,606
Short-term investments	32,844	29,875
Accounts receivable	6	24
Prepaid expenses and other current assets	3,164	2,865
Total current assets	54,209	65,370
Property and equipment, net	691	727
Other assets	50	50
Total assets	$54,950	$66,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517	$571
Accrued liabilities	3,044	3,868
Current portion of note payable	3,299	2,294
Total current liabilities	6,860	6,733
Note payable, net of current portion	7,093	8,004
Other liabilities	41	66
Total liabilities	13,994	14,803
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,921,219 and 30,839,463 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	309	308
Additional paid-in capital	178,570	177,335
Accumulated other comprehensive gain (loss)	2	(3)
Accumulated deficit	(137,925)	(126,296)
Total stockholders’ equity	40,956	51,344
Total liabilities and stockholders’ equity	$54,950	$66,147

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration revenue	$348	$4,756
Grant revenue	24	28
Total revenue	372	4,784
Operating expenses:
Research and development	8,751	6,413
General and administrative	3,357	2,990
Total operating expenses	12,108	9,403
Loss from operations	(11,736)	(4,619)
Other income (expense):
Interest and other income	339	167
Interest and other expense	(232)	(209)
Net loss	(11,629)	(4,661)
Change in unrealized gain on investments	5	—
Comprehensive loss	$(11,624)	$(4,661)

Net loss	$(11,629)	$(4,661)
Net loss per share, basic and diluted	$(0.38)	$(0.18)
Weighted-average shares used to compute basic and diluted net loss per share	30,886,085	26,483,112

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock, net of issuance cost; at the market	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance as of March 31, 2019	30,921,219	$309	$178,570	$2	$(137,925)	$40,956

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	—	37,845
Shares issued for cash upon the exercise of stock options	179,598	2	110	—	—	112
Issuance of common stock for cash under employee stock purchase plan	23,940	—	110	—	—	110
Share-based compensation expense	—	—	790	—	—	790
Net loss	—	—	—	—	(4,661)	(4,661)
Balance as of March 31, 2018	30,186,540	$302	$170,658	$—	$(98,254)	$72,706

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,629)	$(4,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,018	790
Non-cash interest expense	94	96
Depreciation and amortization	73	69
Amortization of premiums and discounts on available-for-sale securities	(182)	—
Changes in operating assets and liabilities:
Accounts receivable	18	(3,353)
Prepaid expenses and other assets	(298)	(521)
Accounts payable	(54)	(146)
Accrued and other liabilities	(849)	365
Net cash used in operating activities	(11,809)	(7,361)
Cash flows from investing activities:
Purchases of short-term investments	(23,783)	—
Maturities of short-term investments	21,000	—
Purchases of property and equipment	(37)	(95)
Net cash used in investing activities	(2,820)	(95)
Cash flows from financing activities:
Proceeds from the sale of common stock - at the market	138	—
Payment of issuance costs associated with the sale of common stock - at the market	(4)	—
Proceeds from stock purchases under employee stock purchase plan	84	110
Proceeds from the sale of common stock - public offering	—	40,782
Payment of issuance costs associated with the sale of common stock - public offering	—	(2,890)
Proceeds from the exercise of stock options	—	112
Net cash provided by financing activities	218	38,114
Net increase (decrease) in cash and cash equivalents	(14,411)	30,658
Cash and cash equivalents at beginning of period	32,606	47,441
Cash and cash equivalents at end of period	$18,195	$78,099
Supplemental disclosure of cash flow information
Cash paid for interest	$136	$112
Supplemental disclosure of non-cash investing and financing activities
Change in unrealized gain on investments	$5	$—
Amortization of public offering costs	$1	$47

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. The Company has three product candidates, cobomarsen, remlarsen, and MRG-110, in clinical development. The Company is independently developing cobomarsen and remlarsen and is developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

Liquidity

The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, and up-front milestones and reimbursements received under the Servier Collaboration Agreement. As of March 31, 2019, the Company had approximately $51.0 million in cash, cash equivalents, and short-term investments. The Company currently expects its cash, cash equivalents, and short-term investments will be sufficient to fund its operations in the normal course of business and allow the Company to meet its liquidity needs through the next twelve months.

The Company will continue to require additional capital beyond the next twelve months. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, continued performance under the Servier Collaboration Agreement, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Miragen Therapeutics Europe Limited and miRagen Therapeutics S.à.r.l, each of which were formed for the sole purpose of submitting regulatory filings in Europe. The Company’s subsidiaries have no employees or operations.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period, or for any other future year. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.

Revenue Recognition

Effective January 1, 2019, the Company adopted the provisions set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, there was no cumulative effect of initially applying ASC 606 to all contracts as of the date of the adoption.

The Company enters into collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license, or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such agreements. The terms of these agreements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; developmental, clinical, regulatory, and commercial sales milestone payments; and royalties on net sales of licensed products.

In Accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized, for agreements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the goods or services within the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct within the terms of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the identified performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised goods or services in the Company’s agreements typically consist of a license, or option to license, rights to the Company’s intellectual property or research and development services. Performance obligations are promises in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available, and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each agreement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and other research and development revenue in the period of adjustment.

For agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration or strategic alliance agreements.

The Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

Prior to 2019, the Company accounted for stock options issued to non-employees (other than board members) by valuing each award using the Black-Scholes option pricing model and remeasuring the awards to the current fair value until the awards vested. Beginning in 2019, the Company accounts for share-based compensation expense related to stock options granted to non-employees by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes option pricing model and recognizing share-based compensation expense on a straight-line basis over the vesting term.

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

The Company records up-front and milestone payments to acquire and retain contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved for sale by the U.S. Food and Drug Administration or when other significant risk factors are abated.

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

As of March 31, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $32.8 million, fair value of $32.8 million, and an unrealized gain of $2 thousand. As of December 31, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $29.9 million, fair value of $29.9 million, and an unrealized loss of $3 thousand. The Company had no long-term investments as of March 31, 2019 or December 31, 2018.

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

	March 31, 2019		December 31, 2018
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$19,145	$—	$32,936	$—
U.S. treasury securities (included in short-term investments)	32,844	—	29,875	—
Total assets	$51,989	$—	$62,811	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2019 and 2018.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. As of March 31, 2019 and December 31, 2018, the Company had an accumulated other comprehensive gain of $2 thousand and loss of $3 thousand, respectively. The Company had no realized gains or losses during the three months ended March 31, 2019 and 2018.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2019 and 2018.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act did not have a material impact on the condensed consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Adopted

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), and has issued a number of clarifying ASUs subsequently, all of which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard requires enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements.

Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective method approach, which consists of applying and recognizing the cumulative effect of ASC 606 at the date of initial application and providing certain additional disclosures defined per ASC 606. As part of this adoption, the Company completed its assessment of the Servier Collaboration Agreement under ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements, and it did not result in a cumulative adjustment of initially applying ASC 606 to all contracts as of the date of the adoption.

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

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

Under the terms of the Servier Collaboration Agreement, the Company is eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.5 million to $15.5 million as of March 31, 2019) and regulatory milestone payments of €10.0 million to €40.0 million ($11.2 million to $44.9 million as of March 31, 2019) for each target. Additionally, the Company may receive up to €175.0 million ($196.3 million as of March 31, 2019) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

In connection with the Servier Collaboration Agreement, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field (“Research Collaboration”). The current amended term of the Research Collaboration extends through September 2019. Servier is responsible for funding certain costs of the Research Collaboration, as defined under the Servier Collaboration Agreement.

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

Accounting Analysis

The Company evaluated the Servier Collaboration Agreement in accordance with the provisions in ASC 606. The Company has accounted for amendments to the Servier Collaboration Agreement as modifications to the original contract and not as separate contracts. The Company combined the amendments with the original agreement due to the modifications not resulting in increased promised goods or services that were distinct, and the price of the contract did not increase by an amount of consideration that reflects the Company’s standalone selling prices.

The Company has identified the following performance obligations under the Servier Collaboration Agreement: (i) up-front license fee and Research Collaboration; (ii) research and development activities; (iii) transfer of materials; (iv) developmental, clinical, regulatory, and commercial sales milestone payments; and (v) royalties on net sales of licensed products. The Company acts as a principal as it controls the goods or services prior to transfer to the customer. The Company performs the research and development activities specified in the contracts and controls the laboratories and resources that perform the research and development activities.

The Company has concluded that up-front license fees are not distinct from the Research Collaboration as Servier cannot obtain the benefit of the license without the Research Collaboration. This performance obligation represents the licensing of Company‑owned intellectual property related to the Company’s knowledge of microRNA therapeutics for certain specific diseases; together with research activities that are interdependent with licensed intellectual property to determine feasibility of commercialization.

As of January 1, 2019, the date of the initial application of ASC 606 by the Company, the remaining total transaction price associated with the Servier Collaboration Agreement was determined to be approximately $3.1 million consisting of maximum reimbursements of development costs under the development plan. During February 2019, the Joint Steering Committee approved an additional $1.0 million of development plan activities. As of January 1, 2019, the Company identified up to $60.4 million in development and regulatory milestones under the Servier Collaboration agreement, and the Company had recognized $7.5 million in milestone revenue to date. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. The Company considered the stage of development and the risks associated with the remaining development required to achieve these milestones, as well as whether the achievement of the milestones is outside the control of the Company. The Company determined that the remaining milestone payments were fully constrained, as a result of the uncertainty whether the milestones would be achieved by March 31, 2019. The Company also determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and, therefore, these payments have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at the standard labor rates for the respective activity and transfer of materials are generally priced at cost. Milestone payments are individually negotiated and because of the unique nature of each milestone, there are no comparable transactions to compare to; therefore, the negotiated amounts of the milestones in the agreement are the standalone selling price.

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.3 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the company had no accounts receivable outstanding for Servier research and related intellectual property activities.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Milestone payments	$—	$3,690
Research and development reimbursable costs	348	1,066
Total collaboration revenue	$348	$4,756

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Lab equipment	$2,507	$2,489
Leasehold improvements	741	741
Computer hardware and software	437	428
Furniture and fixtures	165	159
Property and equipment, gross	3,850	3,817
Less: accumulated depreciation and amortization	(3,159)	(3,090)
Property and equipment, net	$691	$727

During the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$1,191	$1,129
Accrued employee compensation and related taxes	786	1,704
Accrued legal fees and expenses	485	376
Accrued other professional service fees	270	246
Deferred and accrued facility lease obligations	90	124
Value of liability-classified stock purchase warrants	82	82
Accrued equipment and lab materials	27	33
Other accrued liabilities	113	174
Total accrued liabilities	$3,044	$3,868

6. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Under specified circumstances, the interest-only period can be extended by an additional six months. Amounts outstanding bear interest at the prime rate (5.50% at March 31,

2019 and December 31, 2018), with a final payment fee equal to $0.9 million due upon maturity. As of March 31, 2019, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Principal amount outstanding	$10,000	$10,000
Unamortized debt discount	(57)	(69)
Accreted final payment fee	449	367
Total note payable	10,392	10,298
Less: current maturities	(3,299)	(2,294)
Note payable, net of current portion	$7,093	$8,004

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of March 31, 2019 for the respective calendar years are as follows (in thousands):

2019	$2,333
2020	4,000
2021	3,667
Total	$10,000

7. COMMITMENTS AND CONTINGENCIES

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

License Agreements with the University of Texas

As of March 31, 2019, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. The University of Texas is a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the three months ended March 31, 2019 and 2018, the Company incurred immaterial up-front and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. In August 2018, the Company met its first specified milestone and made an immaterial milestone payment to the University of Texas. During the three months ended March 31, 2019 and 2018, the Company did not incur any milestone payments.

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

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

The Company is party to a license agreement with Santaris Pharma A/S, which was subsequently acquired by F. Hoffmann-La Roche Ltd (“Roche”) in 2014, and subsequently changed its name to Roche Innovation Center Copenhagen A/S (“RICC”). The agreement was entered into in June 2010, was amended in October 2011, and amended and restated in December 2012 (the “RICC License Agreement”). At the time the RICC License Agreement was entered into, Roche was a minority stockholder of the Company.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the up-front, milestone, and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the three months ended March 31, 2019, the Company did not incur any expense related to the specified milestones. During the three months ended March 31, 2018, the Company incurred $0.7 million in expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended March 31, 2019 and 2018, the Company made no payments to RICC for raw materials to be used in its drug manufacturing process.

Subcontract Agreement with Yale University

The Company is party to a subcontract agreement that began in October 2014 and a subaward agreement that began in March 2015 (the “Yale Agreements”) with Yale University (“Yale”), which were subsequently amended. Under the Yale Agreements, the Company is providing specified services regarding the development of a proprietary compound that targets microRNA-29 in the indication of idiopathic pulmonary fibrosis. Yale entered into the Yale Agreements in connection with a grant that Yale received from the National Institutes of Health (“NIH”) for the development of a microRNA-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through March 31, 2019, the Company received $0.9 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

The Company is party to a license and collaboration agreement (the “t2cure Agreement”) that began in October 2010 with t2cure GmbH (“t2cure”), which was subsequently amended. Under the t2cure Agreement, the Company received a worldwide, royalty-bearing, and exclusive license to specified patent and technology rights relating to microRNA-92.

In consideration of rights granted by t2cure, an up-front fee of $46 thousand was paid and the Company is obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of March 31, 2019); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

License Agreement with The Brigham and Women’s Hospital

The Company is party to an exclusive patent license agreement (the “BWH License Agreement”) with The Brigham and Women’s Hospital (“BWH”). The BWH License Agreement began in May 2016 and provides the Company with an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders. As consideration for these rights, the Company is obligated to pay a specified annual license fee. BWH is also entitled to milestone payments of up to approximately $2.6 million for each of the Company’s product candidates developed based on the patent rights subject to the BWH License Agreement plus a one-time sales milestone payment of $0.3 million for all product candidates developed based on the patent rights subject to the BWH License Agreement. If the Company were to successfully commercialize any product candidate subject to the BWH License Agreement, then BWH is entitled to royalty payments in the low-single digits on the net sales of such product. BWH’s right to these royalty payments will expire on a product-by-product and country-by-country basis upon the expiration of the last patent claim in such country that is subject to the BWH License Agreement and covers the product, and the Company’s license to such product in such country will become fully paid at such time. BWH is also entitled to a percentage in the low-double digits of any sublicense income from such product, subject to specified exceptions. The Company is also responsible for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights subject to the BWH License Agreement. Additionally, the Company is obligated to use commercially-reasonable efforts to develop a product under the BWH License Agreement and to meet specified diligence milestones thereunder.

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

During the three months ended March 31, 2019 and 2018, the Company paid immaterial annual license fees to BWH under the BWH License Agreement.

Facility Lease

The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its current office and lab space. The agreement was subsequently amended to extend the term through August 2020. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments, including the impact of tenant improvement allowances, under the operating lease are recognized on a straight-line basis over the full term of the lease.

During the three months ended March 31, 2019 and 2018, rent expense was $0.1 million. The Company is also required to pay for operating expenses related to the leased space, which were $0.1 million for the three months ended March 31, 2019 and 2018.

Future annual minimum payments under the lease as of March 31, 2019 for the respective calendar year were as follows (in thousands):

2019	$303
2020	277
Total	$580

8. CAPITAL STOCK

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

During the three months ended March 31, 2019, the Company sold, pursuant to the terms of the ATM Agreement, 47,589 shares of Common Stock, at a weighted average price of $2.90 per share, for aggregate net proceeds of approximately $0.1 million, including commissions to Cowen as sales agent. Since March 2017 and through March 31, 2019, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,260,975 shares of Common Stock, at a weighted average price of $8.52 per share, for aggregate net proceeds of approximately $10.3 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred

As of March 31, 2019, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

9. WARRANTS

As of March 31, 2019, the Company had 49,349 Common Stock warrants outstanding at a weighted average exercise price of $27.65. A summary of outstanding Common Stock purchase warrants as of March 31, 2019 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
13,534	$80.70	2019 & 2020
11,718	$8.53	2025
24,097	$7.15	2024
49,349

The Company had no stock purchase warrant activity during the three months ended March 31, 2019.

10. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of March 31, 2019, there were 1,639,796 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2019 and 2018, the share reserve automatically increased by 1,233,578 and 902,720 shares, respectively. As of March 31, 2019, there were outstanding stock options to purchase 2,804,572 shares of Common Stock and 1,022,705 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,527	$5.76
Granted	952	$2.95
Exercised	—	$0.00
Forfeited or expired	(35)	$10.26
Outstanding at March 31, 2019	4,444	$5.12

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

Stock Options Granted to Employees and Directors

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the three months ended March 31, 2019 and 2018 was $2.37 and $5.63, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term, in years	6.36	6.34
Expected volatility	98.5%	84.4%
Risk-free interest rate	2.6%	2.6%
Expected dividend yield	—%	—%
Weighted-average exercise price	$2.95	$7.67

Stock Options Granted to Non-Employees (Other than Directors)

The Company adopted ASU 2018-07 on January 1, 2019. Prior to 2019, the Company determined the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards were vested or a performance commitment had otherwise been reached. After adoption of ASU 2018-07, non-employee stock options are valued at the award’s inception using grant-date fair value, in the same manner of stock options granted to employees. Any outstanding and partially vested non-employee stock option shares were remeasured on January 1, 2019. The adoption of this standard had an immaterial impact on the Company’s condensed consolidated financial statements. No Common Stock options were issued to non-employees during the three months ended March 31, 2019 and 2018.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of March 31, 2019, the Company had 644,433 shares available for issuance and 99,804 shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$395	$241
General and administrative	623	549
Total share-based compensation expense	$1,018	$790

As of March 31, 2019, the Company had $9.6 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.7 years.

11. NET LOSS PER SHARE

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

Potentially dilutive securities include the following:

	March 31,
	2019	2018
	(in thousands)
Options to purchase Common Stock	4,444	2,863
Warrants to purchase Common Stock	49	49
Total	4,493	2,912

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, liquidity, future revenue, projected expenses, results of operations, expectations concerning the timing and our ability to report data from ongoing and planned non-clinical studies and clinical trials, prospects, plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report, to “Miragen,” “company,” “we,” “us,” and “our,” or similar references, refer to Miragen Therapeutics, Inc., and our consolidated subsidiaries.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission, or SEC, in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.

You should also read carefully the factors described in the “Risk Factors” section of this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item I of this Quarterly Report, our consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. We have three product candidates, cobomarsen, remlarsen, and MRG-110, in clinical development and believe each has the potential to treat multiple indications. We are independently developing cobomarsen and remlarsen and are developing MRG-110 in collaboration with Les Laboratories Servier and Institute de Recherches Servier, or, collectively, Servier.

Cobomarsen is an inhibitor of miR-155, a microRNA that is found at abnormally high levels in malignant cells of several blood cancers. Cobomarsen is currently being evaluated in two clinical trials for multiple indications. Our most advanced trial is a Phase 2 clinical trial, called SOLAR, for cobomarsen in patients with mycosis fungoides, or MF, the most common type of cutaneous T-cell lymphoma, or CTCL. In addition to CTCL, we are also evaluating cobomarsen in a Phase 1 clinical trial in three expansion indications where the disease process appears to be correlated with an increase in miR-155 levels, the target of cobomarsen. These additional indications are adult T-cell leukemia/lymphoma, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia.

Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions. Remlarsen is currently being evaluated in a double-blind, randomized Phase 2 clinical trial in subjects with a predisposition for keloid formation. We may choose to study a miR-29 mimic in additional indications, which may include fibrotic diseases of the lung and eye.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells. MRG-110 is being developed in collaboration with Servier. MRG-110 is currently in two Phase 1 clinical trials to evaluate its potential use in the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients and burns. We retain all commercial rights to MRG-110 in the United States and Japan, and Servier has commercial rights to MRG-110 for cardiovascular indications in the rest of the world.

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

Recent Developments and Anticipated Milestones

Cobomarsen

In April 2019, the first mycosis fungoides patients were successfully dosed in the SOLAR Phase 2 trial. The primary endpoint of the SOLAR trial is the rate of an objective response that is durable for four months, defined as 50% or greater improvement in the severity of a patient’s skin disease over the entire body with no evidence of disease progression in the blood, lymph nodes, or viscera. Progression-free survival is a secondary endpoint, and we plan to use patient-reported outcomes as additional endpoints to monitor quality of life improvements. Based on discussions with the U.S. Food and Drug Administration, or the FDA, we believe that primary endpoint data from this clinical trial could allow us to apply for accelerated approval in the United States. We expect to report primary endpoint data from this clinical trial in the second half of 2020.

We also recently announced new data from the adult T-cell leukemia/lymphoma, or ATLL, cohort of our Phase 1 clinical trial of cobomarsen in an oral presentation at the 19th International Congress HTLV 2019.

Remlarsen

Remlarsen is currently being evaluated in a Phase 2 clinical trial assessing its safety, tolerability, and activity in the potential prevention or reduction of keloid formation in subjects with a history of keloid scars, a form of pathological scarring. The trial has completed its enrollment, and we expect to report data from this clinical trial in the second half of 2019.

In addition, in April 2019, we announced new preclinical data from our studies exploring the antifibrotic effects of remlarsen in the cornea. This data follows the data announced earlier this year from our preclinical studies investigating the antifibrotic effects of remlarsen in corneal ulceration, which suggest that topical application of remlarsen may be an effective treatment to improve vision in patients suffering from multiple conditions resulting in corneal scarring. These new data further support our belief that the topical application of remlarsen may be an effective treatment to inhibit corneal fibrosis and scarring.

MRG-110

MRG-110 is currently being evaluated in collaboration with Servier in two Phase 1 clinical trials designed to evaluate the safety, tolerability, and pharmacokinetics of MRG-110. The data generated in these clinical trials is expected to provide clinically translatable biomarkers that may support future clinical trials for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients and burns. Enrollment has been completed in both Phase 1 clinical trials of MRG-110, and we expect to report data in 2019.

Financial Operations Overview

Revenue

Our revenue consists primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under our strategic alliance and collaboration agreement with Servier, or the Servier Collaboration Agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

In the future, we may generate revenue from a combination of license fees and other up-front payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of our achievement of preclinical, clinical, regulatory, and commercialization milestones, the timing and amount of payments relating to such milestones, and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our strategic alliance partners do not elect or otherwise agree to fund our development costs pursuant to our strategic alliance agreements, or we or our strategic alliance partners fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.

Research and development expenses

Research and development expenses consist of costs incurred for the research and development of our therapeutic programs and product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;

•
expenses incurred under agreements with contract research organizations, or CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, consultants, and our scientific advisors;

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

We record up-front and milestone payments to acquire and retain contractual rights to in-licensed technology and intellectual property rights as research and development expenses when incurred if there is uncertainty in our receiving future economic benefit from the acquired contractual rights. We consider future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the FDA, or when other significant risk factors are abated.

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

Other income (expense)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$372	$4,784
Research and development expenses	8,751	6,413
General and administrative expenses	3,357	2,990
Other income (expense), net	107	(42)
Net loss	$(11,629)	$(4,661)

Revenue

Revenue was $0.4 million during the three months ended March 31, 2019, compared to $4.8 million during the three months ended March 31, 2018. The decrease in revenue was due primarily to a €3.0 million (or $3.7 million) development milestone payment earned and received under the Servier Collaboration Agreement during the three months ended March 31, 2018, and a $0.7 million decrease in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Research and Development Expenses

Research and development expenses were $8.8 million during the three months ended March 31, 2019, compared to $6.4 million during the three months ended March 31, 2018. The increase in research and development expense of $2.4 million was driven primarily by:

•
increased clinical development and related manufacturing expenses of $2.4 million, primarily related to expenses incurred in connection with additional clinical trial costs for the Phase 2 SOLAR clinical trial of cobomarsen;

•	increased personnel-related and share-based compensation costs of $0.6 million, due primarily to the growth of our research and development team; offset by

•
decreased technology license fees of $0.8 million, primarily related to a milestone payment due to one of our licensors for the initiation of our first clinical trial of a compound targeting miR-92 during 2018.

General and Administrative Expenses

General and administrative expenses were $3.4 million during the three months ended March 31, 2019, compared to $3.0 million during the three months ended March 31, 2018. The increase is primarily due to increased personnel-related costs of $0.3 million, resulting primarily from the growth of our general and administrative team and higher share-based compensation charges, and increased legal expenses of $0.1 million.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of March 31, 2019, we had $51.0 million in cash, cash equivalents, and short-term investments. We believe our current resources will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs through the next twelve months.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 1,260,975 shares of our common stock through May 9, 2019 were approximately $10.3 million, including commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

In August 2018, we and LLS entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock to the Leukemia and Lymphoma Society, or LLS, in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS in up to five separate closings. At the initial closing in August 2018, we issued 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2019, we have generated cumulative losses of $137.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Summarized cash flows for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,809)	$(7,361)
Investing activities	(2,820)	(95)
Financing activities	218	38,114
Total	$(14,411)	$30,658

Operating Activities

Net cash used in operating activities was $11.8 million for the three months ended March 31, 2019, compared to $7.4 million for the three months ended March 31, 2018. The increase was primarily the result of a $7.0 million increase in net loss, offset by an increase of $2.5 million associated with net changes in working capital.

Investing Activities

Net cash used in investing activities was $2.8 million during the three months ended March 31, 2019 compared to $0.1 million during the three months ended March 31, 2018. The change in cash flow from investing activities was driven primarily by an increase in short-term investments during 2019. We had no investments during the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2019, compared to $38.1 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, we received net proceeds from the sale of our common stock in a public offering of $37.9 million.

Contractual Obligations and Commitments

As of March 31, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” of this Quarterly Report.

Risks Related to Our Financial Condition and Capital Requirements

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2019 and 2018, net loss was $11.6 million and $4.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $137.9 million.

As of March 31, 2019, we had cash and cash equivalents of $18.2 million and short-term investments of $32.8 million. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through May 9, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,260,975 shares of our common stock for aggregate net proceeds of approximately $10.3 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with Underwriters, relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, for the sale of up to $5.0 million of shares of our common stock to LLS in the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock, which resulted in net proceeds of approximately $0.9 million after deducting expenses incurred in connection with the Offering. We believe that we have sufficient capital to fund our operations in the normal course of business and to meet our liquidity needs through the next twelve months.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through May 9, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,260,975 shares of our common stock for aggregate net proceeds of approximately $10.3 million, and, in August 2018, we sold 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

The clinical trial, product approval, and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to evaluate the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, and intended use of the product candidate. The regulatory review and approval process for novel product candidates such as microRNA-targeted therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union, or EU, or from other countries or regions of the world, or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the likelihood of approval by other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

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

MicroRNA therapy remains a novel technology, with no microRNA-targeted therapeutic product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing therapies that involve the use of our product candidates in lieu of, or in addition to, existing therapies with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Serious adverse events, or SAEs, in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA-targeted product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA-targeted therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, we plan to enroll approximately 65 patients per treatment group in our SOLAR trial of cobomarsen in patients with MF, with our first patient dosed in April 2019. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group will satisfy the enrollment criteria for our SOLAR trial. As a result, we cannot guarantee that we will be able to enroll a sufficient number of patients to complete the SOLAR trial in a timely manner. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

Although we have product liability insurance, which covers our clinical trials in the United States, for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites, or limitations on approved indications;

•	the inability to commercialize, or if commercialized, decreased demand for, our product candidates;

•	if commercialized, product recalls, labeling, marketing or promotional restrictions, or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenue;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or
cGMPs, regulations, and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any new drug application or marketing authorization application.

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

Since the ACA’s enactment, there have been, and continue to be, Congressional, executive branch, judicial, and regulatory challenges to the ACA, and both Congress and President Trump have delayed implementation or effectively repealed some of the ACA’s requirements through legislation, Executive Orders, failures to fund, and other actions. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. While the U.S. Texas District Court Judge, as well as the Trump Administration and Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the European Union’s General Data Protection Regulation, or the GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•
the federal Physician Payment Sunshine Act under the ACA which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

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

During the course of our development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from Yale University pursuant to a subcontract agreement with Yale University. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or partners.

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

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	the collaborations may not result in us achieving revenue to justify such transactions; and

•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product candidate.

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

As of March 31, 2019, we had 81 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through February 13, 2017, the date of a merger between us, then named Signal Genetics, Inc., and a private corporation, then called Miragen Therapeutics, Inc., or Private Miragen, in which our wholly owned subsidiary was merged with and into Private Miragen. Immediately following this transaction, we completed a short-form merger with Private Miragen in which we were the surviving corporation and changed our name to Miragen Therapeutics, Inc. These transactions are referred to herein as the Merger. The Merger resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes are subject to limitation. It is possible that we have undergone additional ownership changes before and after the Merger, and additional ownership changes in the future could result in additional limitations on our NOL carryforwards.

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

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We incur significant legal, accounting, and other expenses associated with public-company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

An active trading market for our common stock has yet to develop, and even if an active market for our common stock were to develop, it may not be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, shares of our common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
10.1†	Amendment to Research Subaward Agreement, entered into as of March 7, 2019 and effective as of September 1, 2018, by and between Registrant and Yale University, as amended.				•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				•
101.INS**	XBRL Instance Document				•
101.SCH**	XBRL Taxonomy Extension Schema Document				•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				•
____________________

†
Certain portions of the exhibit, identified by the mark, “[*]”, have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

*
This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

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

MIRAGEN THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)