Form 10-Q
period 2019-06-30
MIRAGEN THERAPEUTICS, INC.
filed 2019-08-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
 or
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

As of August 2, 2019, there were 31,045,173 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$24,007	$32,606
Short-term investments	19,940	29,875
Accounts receivable	325	24
Prepaid expenses and other current assets	3,808	2,865
Total current assets	48,080	65,370
Property and equipment, net	652	727
Other assets	50	50
Total assets	$48,782	$66,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,232	$571
Accrued liabilities	3,946	3,868
Current portion of note payable	3,970	2,294
Total current liabilities	9,148	6,733
Note payable, net of current portion	6,181	8,004
Other liabilities	16	66
Total liabilities	15,345	14,803
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,037,363 and 30,839,463 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	310	308
Additional paid-in capital	179,937	177,335
Accumulated other comprehensive gain (loss)	11	(3)
Accumulated deficit	(146,821)	(126,296)
Total stockholders’ equity	33,437	51,344
Total liabilities and stockholders’ equity	$48,782	$66,147

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$2,498	$1,368	$2,846	$6,124
Grant revenue	16	814	40	842
Total revenue	2,514	2,182	2,886	6,966
Operating expenses:
Research and development	8,599	8,375	17,350	14,788
General and administrative	2,857	2,668	6,214	5,658
Total operating expenses	11,456	11,043	23,564	20,446
Loss from operations	(8,942)	(8,861)	(20,678)	(13,480)
Other income (expense):
Interest and other income	275	361	614	528
Interest and other expense	(229)	(214)	(461)	(423)
Net loss	(8,896)	(8,714)	(20,525)	(13,375)
Change in unrealized gain on investments	9	4	14	4
Comprehensive loss	$(8,887)	$(8,710)	$(20,511)	$(13,371)

Net loss	$(8,896)	$(8,714)	$(20,525)	$(13,375)
Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.66)	$(0.47)
Weighted-average shares used to compute basic and diluted net loss per share	30,983,918	30,295,200	30,935,272	28,399,687

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock, net of issuance cost; at the market	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance as of March 31, 2019	30,921,219	309	178,570	2	(137,925)	40,956
Issuance of common stock, net of issuance cost; at the market	96,652	1	277	—	—	278
Shares issued for cash upon the exercise of stock options	19,492	—	15	—	—	15
Share-based compensation expense	—	—	1,075	—	—	1,075
Change in unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(8,896)	(8,896)
Balance as of June 30, 2019	31,037,363	$310	$179,937	$11	$(146,821)	$33,437

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	—	37,845
Shares issued for cash upon the exercise of stock options	179,598	2	110	—	—	112
Issuance of common stock for cash under employee stock purchase plan	23,940	—	110	—	—	110
Share-based compensation expense	—	—	790	—	—	790
Net loss	—	—	—	—	(4,661)	(4,661)
Balance as of March 31, 2018	30,186,540	302	170,658	—	(98,254)	72,706
Issuance of common stock, net of issuance cost; at the market	372,852	4	2,653	—	—	2,657
Shares issued for cash upon the exercise of stock options	36,401	—	34	—	—	34
Share-based compensation expense	—	—	984	—	—	984
Change in unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(8,714)	(8,714)
Balance as of June 30, 2018	30,595,793	$306	$174,329	$4	$(106,968)	$67,671

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,525)	$(13,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,093	1,774
Non-cash interest expense	186	189
Depreciation and amortization	144	138
Amortization of premiums and discounts on available-for-sale securities	(325)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(301)	258
Prepaid expenses and other assets	(944)	(846)
Accounts payable	661	(445)
Accrued and other liabilities	28	501
Net cash used in operating activities	(18,983)	(11,867)
Cash flows from investing activities:
Purchases of short-term investments	(28,726)	(32,795)
Maturities of short-term investments	39,000	—
Purchases of property and equipment	(69)	(189)
Net cash provided by (used in) investing activities	10,205	(32,984)
Cash flows from financing activities:
Proceeds from the sale of common stock - at the market	426	2,746
Payment of issuance costs associated with the sale of common stock - at the market	(13)	(82)
Proceeds from stock purchases under employee stock purchase plan	84	110
Proceeds from the exercise of stock options	15	146
Payments of principal on note payable	(333)	—
Proceeds from the sale of common stock - public offering	—	40,782
Payment of issuance costs associated with the sale of common stock - public offering	—	(2,890)
Net cash provided by financing activities	179	40,812
Net decrease in cash and cash equivalents	(8,599)	(4,039)
Cash and cash equivalents at beginning of period	32,606	47,441
Cash and cash equivalents at end of period	$24,007	$43,402
Supplemental disclosure of cash flow information
Cash paid for interest	$277	$232
Supplemental disclosure of non-cash investing and financing activities
Change in unrealized gain on investments	$14	$4
Amortization of public offering costs	$1	$54

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “Miragen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. The Company has three product candidates, cobomarsen, remlarsen, and MRG-110, in clinical development. The Company is independently developing cobomarsen and remlarsen, and as of June 30, 2019, was developing MRG-110 under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”).

On August 5, 2019, Servier delivered notice to Miragen, that, based on a strategic review of Servier’s portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, and up-front milestones and reimbursements received under the Servier Collaboration Agreement. As of June 30, 2019, the Company had approximately $43.9 million in cash, cash equivalents, and short-term investments. Based on its current operating plans, management believes that the Company’s cash, cash equivalents, and short-term investments may not be sufficient to fund its operations for the period one year following the issuance of these financial statements, without adjustment to its current operating plans.

In August 2019, the Company received notice of Servier’s intention to terminate the Servier Collaboration Agreement effective February 1, 2020. As a result, the Company will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which the Company already controlled under the Servier Collaboration Agreement. The Company may seek a new development and licensing collaborator to advance MRG-110. Any future development of MRG-110, including seeking and negotiating a development or license collaboration, is subject to the Company having sufficient capital resources to continue such development.

The Company also announced a cost restructuring plan focused on reducing costs and directing its resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of this cost restructuring plan, the Company expects that its current cash, cash-equivalents, and short-term investments will be sufficient to fund the Company’s operations into the second quarter of 2020. Refer to Note 12. Subsequent Events for additional information of these events.

The Company intends to seek additional capital through equity and/or debt financings, collaborative, or other funding arrangements with partners or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the development of its product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations altogether.

The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue. Since its inception and through June 30, 2019, the Company has generated an accumulated deficit of $146.8 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to incur significant expenses and increased operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for, its product candidates and adds personnel necessary to operate as a public company with an advanced clinical candidate pipeline of product candidates. In addition, operating as a publicly-traded company involves the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. It is expected that operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

To continue its operations at the current level, the Company will continue to require additional capital. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to develop its product candidates. Changing circumstances may cause the Company to consume capital significantly faster or slower than currently anticipated. If the Company is unable to acquire additional capital or resources, it will be required to modify its operational plans. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.

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

As of June 30, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $19.9 million, fair value of $19.9 million, and an unrealized gain of $11 thousand. As of December 31, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $29.9 million, fair value of $29.9 million, and an unrealized loss of $3 thousand. The Company had no long-term investments as of June 30, 2019 or December 31, 2018.

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

	June 30, 2019		December 31, 2018
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$21,957	$—	$32,936	$—
U.S. treasury securities (included in cash and cash equivalents) (1)	2,495	—	—	—
U.S. treasury securities (included in short-term investments)	19,940	—	29,875	—
Total assets	$44,392	$—	$62,811	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company had an accumulated other comprehensive gain of $11 thousand and loss of $3 thousand, respectively. The Company had no realized gains or losses during the three and six months ended June 30, 2019 and 2018.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2019 and 2018.

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

In April 2018, the Company and Servier entered into a seventh amendment to the Servier Collaboration Agreement (the “Servier Amendment”). The Servier Amendment, among other things, (i) updated the development plan for MRG-110 and cost-sharing provisions; (ii) provided for specified development cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that the outcome of a specified portion of a Phase 1 clinical trial has met its primary end point; and (iii) provided for additional development plan cost reimbursement by Servier to the Company following a determination by a joint committee established by the parties under the Servier Collaboration Agreement that a product candidate targeting microRNA-92 will proceed into a Phase 2 clinical trial. In April 2019, the Company received confirmation from the joint committee that the specified portion of the Phase 1 trial had met its primary end point. As a result, under the terms of the Servier Collaboration Agreement, the Company earned and received a development cost reimbursement payment of $1.5 million. This amount is included as revenue in the accompanying consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2019.

As of June 30, 2019, Servier’s rights to each named target were limited to therapeutics in the field of cardiovascular disease, as defined, and in their territory, which is worldwide except for the United States and Japan. The Company retained all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan. On August 5, 2019, Servier delivered notice to the Company, that, based on a strategic review of its portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020. Per the terms of the Servier Collaboration Agreement, the Company will be responsible for specified transition and termination costs related to the termination of the Servier Collaboration Agreement. Refer to Note 12. Subsequent Events for additional information.

Under the terms of the Servier Collaboration Agreement, and as of June 30, 2019, the Company was eligible to receive non-refundable development milestone payments of €5.8 million to €13.8 million ($6.6 million to $15.7 million as of June 30, 2019) and regulatory milestone payments of €10.0 million to €40.0 million ($11.4 million to $45.5 million as of June 30, 2019) for each target. Additionally, the Company was eligible to receive up to €175.0 million ($198.9 million as of June 30, 2019) in commercialization milestones, as well as quarterly royalty payments expressed in percentages ranging from the low-double digits to the mid-teens (subject to reductions for patent expiration, generic competition, third-party royalty, and costs of goods) on the net sales of any licensed product commercialized by Servier. Servier is obligated to make royalty payments for a period specified under the Servier Collaboration Agreement.

In connection with the Servier Collaboration Agreement, and as of June 30, 2019, the Company established a multiple-year research collaboration, under which it jointly performs agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field (“Research Collaboration”). Servier is responsible for funding certain costs of the Research Collaboration, as defined under the Servier Collaboration Agreement.

The development of each product candidate (commencing with registration enabling toxicology studies) under the Servier Collaboration Agreement was performed pursuant to a mutually agreed upon development plan to be conducted by the parties as necessary to generate data useful for both parties to obtain regulatory approval of such product candidates. Servier was responsible for a specified percentage of the cost of research and development activities under the development plan through the completion of one or more Phase 2 clinical trials and would reimburse the Company for a specified portion of such costs it incurs. The costs of Phase 3 clinical trials for each product candidate would be allocated between the parties at a specified percentage of costs. The applicable percentage for each product candidate would be based upon whether certain events under the Servier Collaboration Agreement occur, including if the Company enters into a third-party agreement for the development and/or commercialization of a product in the United States at least 180 days before the initiation of the first Phase 3 clinical trial, or if the Company subsequently enters into a U.S. partner agreement, or if it does not enter into a U.S. partner agreement but files for approval in the United States using data from the Phase 3 clinical trial.

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

As of January 1, 2019, the date of the initial application of ASC 606 by the Company, the remaining total transaction price associated with the Servier Collaboration Agreement was determined to be approximately $3.1 million consisting of maximum reimbursements of development costs under the development plan. During February 2019, the Joint Steering Committee approved an additional $1.0 million of development plan activities. As of January 1, 2019, the Company identified up to $60.4 million in development and regulatory milestones under the Servier Collaboration agreement, and the Company had recognized $7.5 million in milestone revenue through the initial application date. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. The Company considered the stage of development and the risks associated with the remaining development required to achieve these milestones, as well as whether the achievement of the milestones is outside the control of the Company. The Company determined that the remaining milestone payments were fully constrained, as a result of the uncertainty whether the milestones would be achieved by June 30, 2019. The Company also determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and, therefore, these payments have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2019, no adjustments to the transaction price were noted.

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

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $1.0 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of June 30, 2019, the Company had $0.3 million in accounts receivable outstanding for Servier research and related intellectual property activities. As of December 31, 2018, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Milestone payments	$—	$—	$—	$3,690
Research and development reimbursable costs	2,498	1,368	2,846	2,434
Total collaboration revenue	$2,498	$1,368	$2,846	$6,124

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Lab equipment	$2,518	$2,489
Leasehold improvements	741	741
Computer hardware and software	447	428
Furniture and fixtures	166	159
Property and equipment, gross	3,872	3,817
Less: accumulated depreciation and amortization	(3,220)	(3,090)
Property and equipment, net	$652	$727

During the three and six months ended June 30, 2019 and 2018, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$1,798	$1,129
Accrued employee compensation and related taxes	1,206	1,704
Accrued legal fees and expenses	343	376
Accrued other professional service fees	218	246
Deferred and accrued facility lease obligations	93	124
Value of liability-classified stock purchase warrants	82	82
Accrued equipment and lab materials	67	33
Other accrued liabilities	139	174
Total accrued liabilities	$3,946	$3,868

6. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Amounts outstanding bear interest at the prime rate (5.50% at June 30, 2019 and December 31, 2018), with a final payment fee equal to $0.9 million due upon maturity. As of June 30, 2019, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Principal amount outstanding	$9,667	$10,000
Unamortized debt discount	(46)	(69)
Accreted final payment fee	530	367
Total note payable	10,151	10,298
Less: current maturities	(3,970)	(2,294)
Note payable, net of current portion	$6,181	$8,004

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of June 30, 2019 for the respective calendar years are as follows (in thousands):

2019	$2,000
2020	4,000
2021	3,667
Total	$9,667

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

License Agreements with the University of Texas

As of June 30, 2019, the Company had two exclusive patent license agreements (the “UT License Agreements”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under each of the UT License Agreements, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. At the time the UT License Agreements were entered into, the University of Texas was a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the three and six months ended June 30, 2019 and 2018, the Company incurred immaterial up-front and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreements, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreements, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. In August 2018, the Company met its first specified milestone and made an immaterial milestone payment to the University of Texas. During the three and six months ended June 30, 2019 and 2018, the Company did not incur any milestone payments.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product for up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control during the term of the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the up-front, milestone, and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above. During the three and six months ended June 30, 2019 and three and six months ended June 30, 2018, the Company incurred $0.1 million and $0.7 million, respectively in each corresponding year, of expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

During the three and six months ended June 30, 2019, the Company made no payments to RICC for raw materials to be used in its drug manufacturing process. During the three and six months ended June 30, 2018, the Company made $0.3 million in payments to RICC for raw materials.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the

Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through June 30, 2019, the Company received $0.9 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, an up-front fee of $46 thousand was paid and the Company is obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of June 30, 2019); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

During the three and six months ended June 30, 2019 and 2018, the Company paid immaterial annual license fees to BWH under the BWH License Agreement.

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

During the three and six months ended June 30, 2019 and 2018, rent expense was $0.1 million and $0.2 million, respectively. The Company is also required to pay for operating expenses related to the leased space, which was $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively.

Future annual minimum payments under the lease as of June 30, 2019 for the respective calendar year were as follows (in thousands):

2019	$202
2020	277
Total	$479

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

During the six months ended June 30, 2019, the Company sold, pursuant to the terms of the ATM Agreement, 144,241 shares of Common Stock, at a weighted average price of $2.95 per share, for aggregate net proceeds of approximately $0.4 million, including commissions to Cowen as sales agent. Since March 2017 and through June 30, 2019, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,357,627 shares of Common Stock, at a weighted average price of $8.13 per share, for aggregate net proceeds of approximately $10.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred

As of June 30, 2019, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

9. WARRANTS

As of June 30, 2019, the Company had 46,522 Common Stock warrants outstanding at a weighted average exercise price of $17.93. A summary of outstanding Common Stock purchase warrants as of June 30, 2019 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
10,707	$52.50	2020
11,718	$8.53	2025
24,097	$7.15	2024
46,522

Stock purchase warrant activity is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2018	49,349	$27.65
Expiries	(2,827)	$187.50
Outstanding at June 30, 2019	46,522	$17.93

10. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of June 30, 2019, there were 1,620,128 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2019 and 2018, the share reserve automatically increased by 1,233,578 and 902,720 shares, respectively. As of June 30, 2019, there were outstanding stock options to purchase 2,873,469 shares of Common Stock and 953,216 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,527	$5.76
Granted	1,059	$2.90
Exercised	(19)	$0.79
Forfeited or expired	(73)	$7.85
Outstanding at June 30, 2019	4,494	$5.07

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

Stock Options Granted to Employees and Directors

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the three and six months ended June 30, 2019 and 2018 was $2.33 and $5.56, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term, in years	6.36	6.33
Expected volatility	98.8%	84.5%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	—%	—%
Weighted-average exercise price	$2.99	$7.56

Stock Options Granted to Non-Employees (Other than Directors)

The Company adopted ASU 2018-07 on January 1, 2019. Prior to 2019, the Company determined the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards were vested or a performance commitment had otherwise been reached. After adoption of ASU 2018-07, non-employee stock options are valued at the award’s inception using grant-date fair value, in the same manner of stock options granted to employees. Any outstanding and partially vested non-employee stock option shares were remeasured on January 1, 2019. The adoption of this standard had an immaterial impact on the Company’s condensed consolidated financial statements. No Common Stock options were issued to non-employees (other than members of the Company’s board of directors) during the three and six months ended June 30, 2019 and 2018.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of June 30, 2019, the Company had 644,433 shares available for issuance and 99,804 shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Research and development	$809	$595
General and administrative	1,284	1,179
Total share-based compensation expense	$2,093	$1,774

As of June 30, 2019, the Company had $8.6 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.47 years.

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

Potentially dilutive securities include the following:

	June 30,
	2019	2018
	(in thousands)
Options to purchase Common Stock	4,494	3,538
Warrants to purchase Common Stock	47	49
Total	4,541	3,587

12. SUBSEQUENT EVENTS

MRG-110 and Collaboration Agreement with Servier

On August 5, 2019, Servier delivered notice to the Company, that, based on a strategic review of its portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020. Per the terms of the Servier Collaboration Agreement, the Company will be responsible for specified transition and termination costs related to the termination of the Servier Collaboration Agreement. The Company is not able to estimate the termination costs as of August 8, 2019; however, the termination costs are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Cost Restructuring Plan

On August 7, 2019, the Company announced it will implement a cost restructuring plan focused on reducing costs and directing its resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. The Company conducted a review of its cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. The Company estimates that it will incur approximately $1.5 million in restructuring charges for retention, severance, and other restructuring-related costs primarily during the third quarter of 2019.

Executive Resignation

On July 26, 2019, Adam S. Levy resigned from his position as the chief business officer of the Company.

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in certain diseases where there is a high unmet medical need. microRNAs are short RNA molecules, or oligonucleotides, that regulate gene expression and play vital roles in influencing the pathways responsible for many disease processes. We have three product candidates, cobomarsen, remlarsen, and MRG-110, in clinical development and believe each has the potential to treat multiple indications. We are independently developing cobomarsen and remlarsen and, as of June 30, 2019, were developing MRG-110 in collaboration with Les Laboratories Servier and Institute de Recherches Servier, or, collectively, Servier.

On August 5, 2019, Servier delivered notice to us, that, based on a strategic review of Servier’s portfolio, Servier anticipates terminating the collaboration with us under our strategic alliance and collaboration agreement, or the Servier Collaboration Agreement, effective February 1, 2020.

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

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells, and is currently in two Phase 1 clinical trials to evaluate its potential use in the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients. We have historically developed MRG-110 under the Servier Collaboration Agreement. In August 2019, we received notice of Servier’s intention to terminate the Servier Collaboration Agreement effective February 1, 2020. As a result, we will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement. We are currently evaluating development strategies for MRG-110, which may include seeking a new development and licensing collaborator. Any future development of MRG-110 is subject to our having sufficient capital resources to continue such development.

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

Cost Restructuring Plan

In August 2019, we announced we will implement a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. We estimate that we will incur approximately $1.5 million in restructuring charges for retention, severance, and other restructuring-related costs primarily during the third quarter of 2019. As a result of the expected cost savings resulting from our cost restructuring plan, we expect that our current cash, cash-equivalents, and short-term investments will be sufficient to fund our operations into the second quarter of 2020.

Recent Developments and Anticipated Milestones

Cobomarsen

In April 2019, the first CTCL patients were dosed in the SOLAR Phase 2 clinical trial. The SOLAR trial is designed to evaluate the safety and efficacy of cobomarsen given in 300 mg doses by intravenous, or IV, infusion in an active control comparison trial versus Zolinza (vorinostat). Currently, we have opened more than 50% of the total sites currently planned for this clinical trial. While we have experienced delays in activating sites, recruitment rates at these sites are now approximately on pace with our expectations. We expect to report primary endpoint data from this clinical trial in the first half of 2021.

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

Patients in the SOLAR Phase 2 clinical trial who randomize to the active control, Zolinza (vorinostat), and have disease progression, may be eligible to enroll in the PRISM clinical trial, which is an open-label, global Phase 2 extension clinical trial where all patients will receive 300 mg of cobomarsen given by intravenous infusion. The PRISM clinical trial is currently in the start-up phase, with the first sites eligible for initiation, and is planned to be initiated at all active centers in the SOLAR study. The PRISM clinical trial endpoints are the same as the SOLAR clinical trial endpoints, and the clinical trial will assess responses to cobomarsen when patients cross-over following disease progression with Zolinza treatment.

Remlarsen

Remlarsen is currently being evaluated in a Phase 2 clinical trial assessing its safety, tolerability, and activity in the potential prevention or reduction of keloid formation in subjects with a history of keloid scars, a form of pathological scarring. The trial has completed its enrollment, and we expect to report interim Phase 2 data from this clinical trial before the end of this year.

In April 2019, we announced preclinical data from our studies exploring the antifibrotic effects of remlarsen in the cornea. These data followed the results announced earlier this year from our preclinical studies investigating the antifibrotic effects of remlarsen in corneal ulceration, which suggest that topical application of remlarsen may be an effective treatment to improve vision in patients suffering from multiple conditions resulting in corneal scarring. We believe these data further support that the topical application of remlarsen may be an effective treatment to inhibit corneal fibrosis and scarring.

In May 2019, at the 2019 American Thoracic Society Conference, we reported new data demonstrating that systemic administration of our second-generation microRNA-29 mimic, our preclinical therapeutic candidate for idiopathic pulmonary fibrosis, or IPF, efficiently reduced extracellular matrix deposition in a series of preclinical studies. We believe these data coupled with previous observations in humans with IPF support the role of microRNA-29 in pathologic fibrosis, as well as the use of microRNA-29 replacements as potential therapeutics in pulmonary fibrosis.

MRG-110

MRG-110 is currently being evaluated in two Phase 1 clinical trials designed to evaluate the safety, tolerability, and pharmacokinetics of MRG-110. The data generated in these clinical trials is expected to provide clinically translatable biomarkers that may support future clinical trials for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients. We expect to report Phase 1 data for MRG-110 before the end of this year. To date, in these trials, MRG-110 has been shown to be safe and well tolerated and we believe that the program is ready to advance to Phase 2 clinical development. Any future development of MRG-110, including seeking and negotiating a development or license collaboration, is subject to our having sufficient capital resources to continue such development.

Financial Operations Overview

Revenue

Our revenue consists primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under the Servier Collaboration Agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

In August 2019, Servier delivered notice to us that, based on a strategic review of its portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020. As a result, we will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement. While we may seek a new development and licensing partner to advance MRG-110 in the future, we cannot guarantee when or if we will be successful in negotiating such a collaboration. As a result, we cannot predict when or if we will generate any additional revenue in connection with the development of MRG-110 in the future.

In the future, we may also generate revenue from a combination of license fees and other up-front payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of our achievement of preclinical, clinical, regulatory, and commercialization milestones, the timing and amount of payments relating to such milestones, and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance collaborators, if any. If our strategic alliance collaborators do not elect or otherwise agree to fund our development costs pursuant to our strategic alliance agreements, or we or our strategic alliance collaborators, if any, fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical trials, initiate new clinical trials, and advance our preclinical research programs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability, and commercial viability of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Revenue	$2,514	$2,182
Research and development expenses	8,599	8,375
General and administrative expenses	2,857	2,668
Other income, net	46	147
Net loss	$(8,896)	$(8,714)

Revenue

Revenue increased to $2.5 million during the three months ended June 30, 2019, from $2.2 million during the three months ended June 30, 2018. The $0.3 million increase was due to a $1.1 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement, partially offset by a decrease of $0.8 million in grant revenue.

Research and Development Expenses

Research and development expenses were $8.6 million during the three months ended June 30, 2019, compared to $8.4 million during the three months ended June 30, 2018. The $0.2 million increase in research and development expense was driven primarily by:

•
increased personnel-related costs, including share-based compensation charges, consulting, and contract labor costs of $0.9 million due primarily to the growth of our research and development team; together with

•	increased technology license fees of $0.1 million; partially offset by

•
decreased clinical trial costs of $0.8 million associated with the Phase 1 clinical trial of MRG-110, lower costs related to the Phase 1 clinical trial of cobomarsen, and lower manufacturing and other costs related to the SOLAR and PRISM clinical trials of cobomarsen.

General and Administrative Expenses

General and administrative expenses were $2.9 million during the three months ended June 30, 2019, compared to $2.7 million during the three months ended June 30, 2018. The increase in general and administrative expenses of $0.2 million was driven primarily by an increase in personnel-related and share-based compensation costs.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Revenue	$2,886	$6,966
Research and development expenses	17,350	14,788
General and administrative expenses	6,214	5,658
Other income (expense), net	153	105
Net loss	$(20,525)	$(13,375)

Revenue

Revenue was $2.9 million during the six months ended June 30, 2019, compared to $7.0 million during the six months ended June 30, 2018. The decrease in revenue was due primarily to a €3.0 million (or $3.7 million) development milestone payment earned and received under the Servier Collaboration Agreement during the six months ended June 30, 2018, partially offset by a $0.4 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Research and Development Expenses

Research and development expenses were $17.4 million during the six months ended June 30, 2019, compared to $14.8 million during the six months ended June 30, 2018. The increase in research and development expense of $2.6 million was driven primarily by:

•
increased clinical development and related manufacturing expenses of $1.7 million, primarily related to expenses incurred in connection with additional clinical trial costs for the SOLAR and PRISM clinical trials of cobomarsen;

•
increased personnel-related costs including share-based compensation charges, consulting, and contract labor costs of $1.6 million, due primarily to the growth of our research and development team; partially offset by

•
decreased technology license fees of $0.7 million, primarily related to a milestone payment due to one of our licensors for the initiation of our first clinical trial of a compound targeting miR-92 during 2018.

General and Administrative Expenses

General and administrative expenses were $6.2 million during the six months ended June 30, 2019, compared to $5.7 million during the six months ended June 30, 2018. The increase is primarily due to increased personnel-related and share-based compensation costs of $0.5 million, resulting primarily from the growth of our general and administrative team and higher share-based compensation charges.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of June 30, 2019, we had $43.9 million in cash, cash equivalents, and short-term investments.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 1,357,627 shares of our common stock through August 8, 2019 were approximately $10.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

In August 2018, we and the Leukemia and Lymphoma Society, or LLS, entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock to LLS in a private placement, or the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS in up to five separate closings. At the initial closing in August 2018, we issued 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2019, we have generated an accumulated deficit of $146.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

MRG-110 and Collaboration Agreement with Servier

In August 2019, Servier delivered notice to us that, based on a strategic review of its portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020. As a result, we will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement.

We plan to focus our resources on the development of our later stage clinical development programs, and we are evaluating development strategies for MRG-110. While we may seek a new development and licensing partner to advance MRG-110 in the future, we cannot guarantee when or if we will be successful in negotiating such a collaboration. As a result, we cannot predict when or if we will generate any additional revenue in connection with the development of MRG-110 in the future. Any future development of MRG-110, including seeking and negotiating a development or license collaboration, is subject to our having sufficient capital resources to continue such development.

Cost Restructuring Plan

In August 2019, we announced a cost restructuring plan focused on reducing costs and directing more of our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a comprehensive and careful review of our cost structure, which has resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to those areas. We estimate that we will incur approximately $1.5 million in charges for retention, severance, and other costs related to the restructuring, primarily during the third quarter of 2019. As a result of this cost restructuring plan, we expect that our current cash, cash-equivalents, and short-term investments will be sufficient to fund our operations into the second quarter of 2020.

Despite our recent cost restructuring plan, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, securing additional partnerships and collaborations, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

Summarized cash flows for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,983)	$(11,867)
Investing activities	10,205	(32,984)
Financing activities	179	40,812
Total	$(8,599)	$(4,039)

Operating Activities

Net cash used in operating activities was $19.0 million for the six months ended June 30, 2019, compared to $11.9 million for the six months ended June 30, 2018. The increase was primarily the result of a $7.2 million increase in net loss.

Investing Activities

Net cash provided by investing activities was $10.2 million during the six months ended June 30, 2019 compared to net cash used in investing activities of $33.0 million during the six months ended June 30, 2018. The change in cash flow from investing activities was driven primarily by an increase in short-term investments balances and related maturities of those investments during 2019.

Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2019, compared to $40.8 million during the six months ended June 30, 2018. During the six months ended June 30, 2018, we received net proceeds from the sale of our common stock in a public offering of $37.9 million.

Contractual Obligations and Commitments

As of June 30, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Risks Related to Our Financial Condition and Capital Requirements

We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.

This Quarterly Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2019, we had $43.9 million of cash, cash equivalents, and short-term investments, and we had $9.7 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank. We believe our current resources, together with the expected cost savings from our recently announced cost restructuring plan, will be sufficient to fund our operations and allow us to meet our liquidity needs into the second quarter of 2020. As a result, we will need to raise additional capital to fund our operations and service our debt obligations. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.

We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back, or discontinue the development or commercialization of our product candidates;

•
seek strategic alliances, or amend existing alliances, for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

•
dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

•	pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or

•	file for bankruptcy or cease operations altogether.

For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. If we are unable to raise additional capital, we may be forced to undergo additional cost restructuring efforts or cease some or all of our operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

Additionally, any capital raising efforts are subject to significant risks and contingencies, as described in more detail under the risk factor titled “Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.”

Our management, as of June 30, 2019, has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three and six months ended June 30, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of June 30, 2019, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued. We believe our cash and cash equivalents balance as of June 30, 2019, together with the expected cost savings from our recently announced cost restructuring plan, will be sufficient to fund our operations into the second quarter of 2020. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop cobomarsen or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. If we are unable to raise additional capital, we may be forced to undergo additional cost restructuring efforts. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in the company.

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2019 and 2018, net loss was $20.5 million and $13.4 million, respectively. As of June 30, 2019, we had an accumulated deficit of $146.8 million.

As of June 30, 2019, we had cash and cash equivalents of $24.0 million and short-term investments of $19.9 million. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through August 8, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,357,627 shares of our common stock for aggregate net proceeds of approximately $10.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with Underwriters, relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, for the sale of up to $5.0 million of shares of our common stock to LLS in the Offering. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS. The initial closing of the Offering was held on August 6, 2018. At the initial closing, we issued 150,987 shares of our common stock, which resulted in net proceeds of approximately $0.9 million after deducting expenses incurred in connection with the Offering.

We believe that we have sufficient capital to fund our operations in the normal course of business, subject to anticipated cost savings from our cost restructuring plan, in order to meet our liquidity needs into the second quarter of 2020. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through August 8, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,357,627 shares of our common stock for aggregate net proceeds of approximately $10.6 million, and, in August 2018, we sold 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

Based on discussions with the FDA, we believe the results from the SOLAR clinical trial could potentially allow us to apply for accelerated approval in the United States. We cannot guarantee that the outcome of this Phase 2 clinical trial will be sufficient to support, or if the FDA will grant us, accelerated approval of cobomarsen. If our data is not supportive of accelerated approval of cobomarsen, we cannot predict if we will be able to raise sufficient capital necessary to complete a Phase 3 clinical trial of cobomarsen or when, if ever, we will be able to seek approval of cobomarsen.

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

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration arrangement.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, we plan to enroll approximately 65 patients per treatment group in our SOLAR trial of cobomarsen in patients with MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group will satisfy the enrollment criteria for our SOLAR trial. As a result, while we began dosing patients in April 2019, we cannot guarantee that we will be able to enroll a sufficient number of patients to complete the SOLAR trial in a timely manner. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. In August 2019, Servier notified us of its intention to terminate the Servier Collaboration Agreement effective February 2020. As a result, no product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. While we will regain all global rights to MRG-110 in all indications as a result of the termination of the Servier Collaboration Agreement, we cannot guarantee that we will be able to continue development of MRG-110 without finding a new collaborator in the future. Any future collaboration regarding MRG-110 may be on substantially worse commercial terms than those offered by Servier or we may not be successful in entering into any future collaborations regarding MRG-110. As a result, we cannot guarantee when, if ever, we will be able to further develop MRG-110 following termination of the Servier Collaboration Agreement.

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

Even if we are able to successfully enter into a collaboration regarding the development or commercialization of our product candidates, we cannot guarantee that such a collaboration will be successful. For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. In August 2019, Servier notified us of its intention to terminate the Servier Collaboration Agreement effective February 2020. As a result, no product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. While we will regain all global rights to MRG-110 in all indications as a result of the termination of the Servier Collaboration Agreement, we cannot guarantee that we will be able to continue development of MRG-110 without finding a new collaborator in the future. Any future collaboration regarding MRG-110 may be on substantially worse commercial terms than those offered by Servier or we may not be successful in entering into any future collaborations regarding MRG-110. As a result, we cannot guarantee when, if ever, we will be able to further develop MRG-110 following termination of the Servier Collaboration Agreement.

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

If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

The expansion of our business, as well as business contractions and other changes in our business requirements, have in the past, and may in the future, require that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our research and development activities and financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not effectively manage our financial and management controls, reporting systems, and procedures to manage our employees, our business could be harmed.

For instance, in August 2019, we announced we will implement a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure, which resulted in a reduction of approximately 26 positions. The reductions are primarily in positions relating to research and corresponding project, general, and administrative support and other costs related to these areas. We estimate that we will incur approximately $1.5 million in restructuring charges for retention, severance, and other restructuring-related costs primarily during the third quarter of 2019.

We may be required to incur additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our clinical development activities. If we are required to incur additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructuring that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

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

MIRAGEN THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)