Form 10-Q
period 2019-09-30
MIRAGEN THERAPEUTICS, INC.
filed 2019-11-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
 or
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

As of November 4, 2019, there were 31,788,113 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$24,857	$32,606
Short-term investments	8,981	29,875
Accounts receivable	979	24
Prepaid expenses and other current assets	3,400	2,865
Total current assets	38,217	65,370
Property and equipment, net	596	727
Other assets	—	50
Total assets	$38,813	$66,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,556	$571
Accrued liabilities	4,857	3,868
Current portion of note payable	3,972	2,294
Total current liabilities	10,385	6,733
Note payable, net of current portion	5,259	8,004
Other liabilities	—	66
Total liabilities	15,644	14,803
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,181,749 and 30,839,463 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	312	308
Additional paid-in capital	180,905	177,335
Accumulated other comprehensive gain (loss)	3	(3)
Accumulated deficit	(158,051)	(126,296)
Total stockholders’ equity	23,169	51,344
Total liabilities and stockholders’ equity	$38,813	$66,147

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$625	$814	$3,471	$6,938
Grant revenue	70	130	110	972
Total revenue	695	944	3,581	7,910
Operating expenses:
Research and development	9,027	7,399	26,377	22,187
General and administrative	2,898	2,696	9,112	8,354
Total operating expenses	11,925	10,095	35,489	30,541
Loss from operations	(11,230)	(9,151)	(31,908)	(22,631)
Other income (expense):
Interest and other income	204	362	818	890
Interest and other expense	(204)	(222)	(665)	(645)
Net loss	(11,230)	(9,011)	(31,755)	(22,386)
Change in unrealized gain (loss) on investments	(8)	(10)	6	(6)
Comprehensive loss	$(11,238)	$(9,021)	$(31,749)	$(22,392)

Net loss	$(11,230)	$(9,011)	$(31,755)	$(22,386)
Net loss per share, basic and diluted	$(0.36)	$(0.29)	$(1.02)	$(0.77)
Weighted-average shares used to compute basic and diluted net loss per share	31,081,594	30,723,704	30,984,582	29,182,872

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock, net of issuance cost; at the market	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance as of March 31, 2019	30,921,219	309	178,570	2	(137,925)	40,956
Issuance of common stock, net of issuance cost; at the market	96,652	1	277	—	—	278
Shares issued for cash upon the exercise of stock options	19,492	—	15	—	—	15
Share-based compensation expense	—	—	1,075	—	—	1,075
Change in unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(8,896)	(8,896)
Balance as of June 30, 2019	31,037,363	310	179,937	11	(146,821)	33,437
Shares issued for cash upon the exercise of stock options	122,300	1	69	—	—	70
Issuance of common stock for cash under employee stock purchase plan	22,086	1	25	—	—	26
Share-based compensation expense	—	—	874	—	—	874
Change in unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(11,230)	(11,230)
Balance as of September 30, 2019	31,181,749	$312	$180,905	$3	$(158,051)	$23,169

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in public offering, net of issuance cost	7,414,996	74	37,771	—	—	37,845
Shares issued for cash upon the exercise of stock options	179,598	2	110	—	—	112
Issuance of common stock for cash under employee stock purchase plan	23,940	—	110	—	—	110
Share-based compensation expense	—	—	790	—	—	790
Net loss	—	—	—	—	(4,661)	(4,661)
Balance as of March 31, 2018	30,186,540	302	170,658	—	(98,254)	72,706
Issuance of common stock, net of issuance cost; at the market	372,852	4	2,653	—	—	2,657
Shares issued for cash upon the exercise of stock options	36,401	—	34	—	—	34
Share-based compensation expense	—	—	984	—	—	984
Change in unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(8,714)	(8,714)
Balance as of June 30, 2018	30,595,793	306	174,329	4	(106,968)	67,671
Issuance of common stock in private placement, net of issuance costs	150,987	2	933	—	—	935
Shares issued for cash upon the exercise of stock options	58,083	—	33	—	—	33
Issuance of common stock for cash under employee stock purchase plan	28,504	—	132	—	—	132
Share-based compensation expense	—	—	968	—	—	968
Change in unrealized loss on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(9,011)	(9,011)
Balance as of September 30, 2018	30,833,367	$308	$176,395	$(6)	$(115,979)	$60,718

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,755)	$(22,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,967	2,742
Non-cash interest expense	266	283
Depreciation and amortization	215	206
Amortization of premiums and discounts on available-for-sale securities	(410)	(229)
Changes in operating assets and liabilities:
Accounts receivable	(955)	74
Prepaid expenses and other assets	(486)	(927)
Accounts payable	985	287
Accrued and other liabilities	923	1,281
Net cash used in operating activities	(28,250)	(18,669)
Cash flows from investing activities:
Purchases of short-term investments	(32,690)	(38,604)
Maturities of short-term investments	54,000	—
Purchases of property and equipment	(84)	(394)
Net cash provided by (used in) investing activities	21,226	(38,998)
Cash flows from financing activities:
Payments of principal on note payable	(1,333)	—
Proceeds from the sale of common stock - at the market	426	2,747
Payment of issuance costs associated with the sale of common stock - at the market	(13)	(82)
Proceeds from stock purchases under employee stock purchase plan	110	242
Proceeds from the exercise of stock options	85	179
Proceeds from the sale of common stock - public offering	—	40,782
Payment of issuance costs associated with the sale of common stock - public offering	—	(2,890)
Proceeds from the sale of common stock - private financing	—	1,000
Payment of issuance costs associated with the sale of common stock - private placement	—	(52)
Net cash provided by (used in) financing activities	(725)	41,926
Net decrease in cash and cash equivalents	(7,749)	(15,741)
Cash and cash equivalents at beginning of period	32,606	47,441
Cash and cash equivalents at end of period	$24,857	$31,700
Supplemental disclosure of cash flow information
Cash paid for interest	$406	$358
Supplemental disclosure of non-cash investing and financing activities
Change in unrealized gain (loss) on investments	$6	$(6)
Amortization of public offering costs	$1	$55
Unpaid common stock issuance costs included in current liabilities	$—	$13

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, and up-front milestones and reimbursements received under a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”). In August 2019, the Company received notice of Servier’s intention to terminate the Servier Collaboration Agreement effective February 1, 2020. As a result, the Company does not expect to generate future revenue under the Servier Collaboration Agreement.

As of September 30, 2019, the Company had approximately $33.8 million in cash, cash equivalents, and short-term investments. Based on its current operating plans, management believes that the Company’s cash, cash equivalents, and short-term investments may not be sufficient to fund its operations for the period one year following the issuance of these financial statements, without adjustment to its current operating plans. The Company expects that its current cash, cash-equivalents, and short-term investments will be sufficient to fund the Company’s current operations through the second quarter of 2020.

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

The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue. Since its inception and through September 30, 2019, the Company has generated an accumulated deficit of $158.1 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to incur significant expenses and increased operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for, its product candidates. It is expected that operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

To continue its operations at the current level, the Company will continue to require additional capital. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, securing partnerships and collaborations, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon several factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Miragen Therapeutics Europe Limited and miRagen Therapeutics S.à.r.l., each of which were formed for the sole purpose of submitting regulatory filings in Europe. The Company’s subsidiaries have no employees or operations.

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

As of September 30, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $9.0 million, fair value of $9.0 million, and an unrealized gain of $3 thousand. As of December 31, 2018, the Company’s short-term available-for-sale securities had an amortized cost of $29.9 million, fair value of $29.9 million, and an unrealized loss of $3 thousand. The Company had no long-term investments as of September 30, 2019 or December 31, 2018.

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

	September 30, 2019		December 31, 2018
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$24,917	$—	$32,936	$—
U.S. treasury securities (included in short-term investments)	8,981	—	29,875	—
Total assets	$33,898	$—	$62,811	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$82	$—	$82
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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. As of September 30, 2019 and December 31, 2018, the Company had an accumulated other comprehensive gain of $3 thousand and loss of $3 thousand, respectively. The Company had no realized gains or losses during the three and nine months ended September 30, 2019 and 2018.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2019 and 2018.

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

3. COST RESTRUCTURING PLAN

On August 7, 2019, the Company announced a cost restructuring plan focused on reducing costs and directing resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. The initial total cost restructuring plan included approximately $1.5 million of identified restructuring charges, of which $1.0 million is associated with retention, $0.3 million is associated with severance, and $0.2 million is associated with other restructuring-related costs. The following table summarizes restructuring expense during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Retention	$787	$—
Severance	288	—
Other (1)	17	—
Total restructuring charges	$1,092	$—
____________________

(1)
Other consists of benefits primarily associated with outplacement services and extended medical insurance benefits that are electable by certain employees. Expense for other services is recognized over the period the benefits are incurred.

Restructuring charges of $1.1 million related to the cost restructuring plan were recorded during the three and nine months ended September 30, 2019, of which $0.9 million was recorded in research and development expense and $0.2 million recorded in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Additional restructuring costs of approximately $0.4 million are expected to be incurred in the remainder of 2019.

The following table summarizes the Company’s accrued restructuring balance and associated activity (in thousands):

	December 31, 2018	Additions	Cash Payments	Adjustments	September 30, 2019
Retention	$—	$787	$—	$—	$787
Severance	—	288	(288)	—	—
Other	—	17	—	—	17
Total restructuring liability	$—	$1,092	$(288)	$—	$804

4. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

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

Under the Servier Collaboration Agreement, Servier’s rights to named targets in the field of cardiovascular disease, as defined, and in their territory, which is worldwide except for the United States and Japan. The Company retained all other rights including commercialization of therapeutics developed under the Servier Collaboration Agreement in the field of cardiovascular disease in the United States and Japan. In accordance with the terms of the Servier Collaboration Agreement and based on the notice we received from Servier in August 2019, the Servier Collaboration Agreement will be terminated in February 2020. During the period from receipt of notice from Servier and termination in February 2020, the Company expects to complete certain activities under its development plan with Servier, which will include finalizing the two Phase 1 clinical trials of MRG-110, for which the Company recently reported data. The activities for which the Company expects to be reimbursed for under the Servier Collaboration Agreement continue to be considered a research and development performance obligation and revenue will be recognized in accordance with ASC 606.

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

The Company identified the following performance obligations under the Servier Collaboration Agreement: (i) up-front license fee a multiple-year research collaboration, under which it jointly performed agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field (the “Research Collaboration”); (ii) research and development activities; (iii) transfer of materials; (iv) developmental, clinical, regulatory, and commercial sales milestone payments; and (v) royalties on net sales of licensed products. The Company acts as a principal as it controls the goods or services prior to transfer to the customer. The Company performed the research and development activities specified in the contracts and controlled the laboratories and resources that performed the research and development activities.

The Company concluded that the up-front license fees were not distinct from the Research Collaboration as Servier cannot obtain the benefit of the license without the Research Collaboration. This performance obligation represented the licensing of Company‑owned intellectual property related to the Company’s knowledge of microRNA therapeutics for certain specific diseases, together with research activities that were interdependent with licensed intellectual property to determine feasibility of commercialization.

As of January 1, 2019, the date of the initial application of ASC 606 by the Company, the remaining total transaction price associated with the Servier Collaboration Agreement was determined to be approximately $3.1 million consisting of maximum reimbursements of development costs under the development plan. During February 2019, the Joint Steering Committee approved an additional $1.0 million of development plan activities. As of January 1, 2019, the Company identified up to $60.4 million in development and regulatory milestones under the Servier Collaboration agreement, and the Company had recognized $7.5 million in milestone revenue through the initial application date. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. The Company considered the stage of development and the risks associated with the remaining development required to achieve these milestones, as well as whether the achievement of the milestones is outside the control of the Company. The Company determined that the remaining milestone payments were fully constrained, as a result of the uncertainty whether the milestones would be achieved by September 30, 2019. The Company also determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and, therefore, these payments have also been excluded from the transaction price. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2019, no adjustments to the transaction price were noted.

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

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.6 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of September 30, 2019, the Company had $1.0 million in accounts receivable outstanding for Servier research and related intellectual property activities. As of December 31, 2018, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Milestone payments	$—	$—	$—	$3,690
Research and development reimbursable costs	625	814	3,471	3,248
Total collaboration revenue	$625	$814	$3,471	$6,938

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Lab equipment	$2,519	$2,489
Leasehold improvements	741	741
Computer hardware and software	461	428
Furniture and fixtures	166	159
Property and equipment, gross	3,887	3,817
Less: accumulated depreciation and amortization	(3,291)	(3,090)
Property and equipment, net	$596	$727

During the three months ended September 30, 2019 and 2018, depreciation and amortization expense was $0.1 million. During the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was $0.2 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$2,607	$1,129
Restructuring liability	804	—
Accrued employee compensation and related taxes	652	1,704
Accrued other professional service fees	263	246
Accrued legal fees and expenses	258	376
Deferred and accrued facility lease obligations	88	124
Value of liability-classified stock purchase warrants	82	82
Accrued equipment and lab materials	—	33
Other accrued liabilities	103	174
Total accrued liabilities	$4,857	$3,868

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Amounts outstanding bear interest at the prime rate (5.00% and 5.50% at September 30, 2019 and December 31, 2018, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of September 30, 2019, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Principal amount outstanding	$8,667	$10,000
Unamortized debt discount	(39)	(69)
Accreted final payment fee	603	367
Total note payable	9,231	10,298
Less: current maturities	(3,972)	(2,294)
Note payable, net of current portion	$5,259	$8,004

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of September 30, 2019 for the respective calendar years are as follows (in thousands):

2019	$1,000
2020	4,000
2021	3,667
Total	$8,667

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

License Agreement with the University of Texas

As of September 30, 2019, the Company had one exclusive patent license agreement (the “UT License Agreement”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under the UT License Agreement, the University of Texas granted the Company exclusive and nonexclusive license(s) to certain patent and technology rights. At the time the UT License Agreement was entered into, the University of Texas was a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand per license; (ii) pay an annual license maintenance fee in the amount of $10 thousand per license starting one year from the date of each agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the three and nine months ended September 30, 2019 and 2018, the Company incurred immaterial up-front and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreement, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreement, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire as to each license agreement upon the expiration of the last patent claim subject to the applicable UT License Agreement. In August 2018, the Company met its first specified milestone and made an immaterial milestone payment to the University of Texas. During the three and nine months ended September 30, 2019, the Company did not incur any milestone payments. The Company incurred $0.1 million in milestone payments to the University of Texas during the nine months ended September 30, 2018, and no milestone payments during the three months ended September 30, 2018.

The license term extends on a product-by-product and country-by-country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, the Company will have a fully-paid license in such country. The Company may also terminate each UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreement after a defined date under specified circumstances where the Company has effectively abandoned its research and development efforts or has no sales. The UT License Agreement will terminate under customary termination provisions including automatic termination upon the Company’s bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. All charges incurred under the UT License Agreement have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

The Company is party to a license agreement with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S (“RICC”), which was acquired by F. Hoffmann-La Roche Ltd (“Roche”), in 2014 and subsequently changed its name to RICC. The agreement was entered into in June 2010, was amended in October 2011, amended and restated in December 2012, and further amended in August 2019 (the “RICC License Agreement”). At the time the RICC License Agreement was entered into, Roche was a minority stockholder of the Company.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. The Company is obligated to make milestone payments for each licensed product of up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if the Company undergoes a change of control as defined under the RICC License Agreement. If the Company grants a third party a sublicense to the RICC Technology, it is required to remit to Roche up to a specified percentage of the up-front, milestone, and other specified payments it receives under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, the Company will not have any further obligation to pay the fixed milestone payments noted above.

During the nine months ended September 30, 2019 and 2018, the Company incurred $0.1 million and $0.7 million, respectively, of expense related to a milestone reached, which is included in research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss. No milestone payments were made during the three months ended September 30, 2019 and 2018.

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

During the three and nine months ended September 30, 2019, the Company made no payments to RICC for raw materials to be used in its drug manufacturing process. During the three months ended September 30, 2018, the Company made no payments to RICC for raw materials, and during the nine months ended September 30, 2018, the Company made $0.3 million in payments to RICC for raw materials.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availably of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through September 30, 2019, the Company received $0.9 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, an up-front fee of $46 thousand was paid and the Company is obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of September 30, 2019); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

During the nine months ended September 30, 2019 and 2018, the Company paid immaterial annual license fees to BWH under the BWH License Agreement. During the three months ended September 30, 2019 and 2018, the Company did not make any license fee payments to BWH under the BWH License Agreement.

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

During the nine months ended September 30, 2019 and 2018, rent expense was $0.2 million and $0.3 million, respectively. During the three months ended September 30, 2019 and 2018, rent expense was $0.1 million. The Company is also required to pay for operating expenses related to the leased space, which were $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Operating expenses were $0.1 million during the three months ended September 30, 2019 and 2018.

Future annual minimum payments under the lease as of September 30, 2019 for the respective calendar year were as follows (in thousands):

2019	$102
2020	277
Total	$379

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

Common Stock Purchase Agreement

In August 2018, the Company and The Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a Common Stock Purchase Agreement (the “LLS Stock Purchase Agreement”), which was subsequently assigned pursuant to LLS TAP Miragen, LLC (“LLS TAP”) pursuant to an Assignment and Assumption Agreement, effective October 28, 2019 (the “Assignment Agreement”), for the sale of up to $5.0 million of shares of Common Stock to LLS and its affiliates in a private placement (the “Offering”). Under the terms of the LLS Stock Purchase Agreement, the Company expects to raise up to approximately $5.0 million in gross proceeds by selling shares of Common Stock to LLS and its affiliates in up to five separate closings. The initial closing of the Offering was held on August 6, 2018. At the initial closing, the Company issued 150,987 shares of Common Stock at a price per share equal to $6.62. Subsequently, on October 31, 2019, the Company issued 606,364 shares of Common Stock to LLS TAP at a price per share of approximately $0.82 in a subsequent closing. The Company has received aggregate net proceeds of approximately $1.4 million after expenses incurred in connection with the Offering. The price per share of Common Stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of Common Stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to the Company’s achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

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

During the nine months ended September 30, 2019, the Company sold, pursuant to the terms of the ATM Agreement, 144,241 shares of Common Stock, at a weighted average price of $2.95 per share, for aggregate net proceeds of approximately $0.4 million, including commissions to Cowen as sales agent. Since March 2017 and through September 30, 2019, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,357,627 shares of Common Stock, at a weighted average price of $8.13 per share, for aggregate net proceeds of approximately $10.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred

As of September 30, 2019, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

10. WARRANTS

As of September 30, 2019, the Company had 46,522 Common Stock warrants outstanding at a weighted average exercise price of $17.93. A summary of outstanding Common Stock purchase warrants as of September 30, 2019 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
10,707	$52.50	2020
11,718	$8.53	2025
24,097	$7.15	2024
46,522

Stock purchase warrant activity is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2018	49,349	$27.65
Expiries	(2,827)	$187.50
Outstanding at September 30, 2019	46,522	$17.93

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of September 30, 2019, there were 1,459,885 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2019 and 2018, the share reserve automatically increased by 1,233,578 and 902,720 shares, respectively. As of September 30, 2019, there were outstanding stock options to purchase 2,574,463 shares of Common Stock and 1,290,930 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,527	$5.76
Granted	1,078	$2.89
Exercised	(142)	$0.60
Forfeited or expired	(429)	$5.49
Outstanding at September 30, 2019	4,034	$5.20

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

Stock Options Granted to Employees and Directors

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the three and nine months ended September 30, 2019 and 2018 was $2.31 and $5.51, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term, in years	6.35	6.33
Expected volatility	98.8%	84.9%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	—%	—%
Weighted-average exercise price	$2.97	$7.48

Stock Options Granted to Non-Employees (Other than Directors)

The Company adopted ASU 2018-07 on January 1, 2019. Prior to 2019, the Company determined the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards were vested or a performance commitment had otherwise been reached. After adoption of ASU 2018-07, non-employee stock options are valued at the award’s inception using grant-date fair value, in the same manner of stock options granted to employees. Any outstanding and partially vested non-employee stock option shares were remeasured on January 1, 2019. The adoption of this standard had an immaterial impact on the Company’s condensed consolidated financial statements. No Common Stock options were issued to non-employees (other than members of the Company’s board of directors) during the three and nine months ended September 30, 2019 and 2018.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of September 30, 2019, the Company had 622,347 shares available for issuance and 121,890 shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Research and development	$1,175	$933
General and administrative	1,792	1,809
Total share-based compensation expense	$2,967	$2,742

As of September 30, 2019, the Company had $6.4 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.25 years.

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

Potentially dilutive securities include the following:

	September 30,
	2019	2018
	(in thousands)
Options to purchase Common Stock	4,034	3,517
Warrants to purchase Common Stock	47	49
Total	4,081	3,566

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

Cobomarsen is an inhibitor of miR-155, a microRNA that is found at abnormally high levels in malignant cells of several blood cancers. Cobomarsen is currently being evaluated in three clinical trials for multiple indications. Our primary Phase 2 clinical trials of cobomarsen are SOLAR and PRISM, in which cobomarsen is being evaluated in patients with mycosis fungoides, or MF, the most common type of cutaneous T-cell lymphoma, or CTCL. In addition to CTCL, we are also evaluating cobomarsen in a Phase 1 clinical trial in three expansion indications where the disease process appears to be correlated with an increase in miR-155 levels, the target of cobomarsen. These additional indications are adult T-cell leukemia/lymphoma, or ATLL, diffuse large B-cell lymphoma, and chronic lymphocytic leukemia. We have had the most experience treating patients with ATLL in this clinical trial.

Remlarsen is a replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions. Remlarsen is currently being evaluated in a double-blind, randomized Phase 2 clinical trial in subjects with a predisposition for keloid formation. Based on the results from this trial and several other factors, we may choose to study one or more miR-29 mimics in additional indications, such as cutaneous fibrosis and fibrotic diseases of the lung, liver, and eye.

Our third product candidate, MRG-110, is an inhibitor of miR-92, a microRNA expressed in endothelial cells. We recently completed two Phase 1 clinical trials of MRG-110, which is being evaluated for the potential treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients. We have historically developed MRG-110 under a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or collectively, Servier. In August 2019, we received notice of Servier’s intention to terminate the Servier Collaboration Agreement effective February 1, 2020. As a result, we will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement. We are currently evaluating development strategies for MRG-110, which may include seeking new development and licensing collaborators. Any future development of MRG-110 is subject to the availability of sufficient capital resources to continue such development.

In addition to our clinical-stage programs, we have a pipeline of preclinical product candidates. The goal of our translational medicine strategy is to progress rapidly to first-in-human trials once we have adequately established the pharmacokinetics (the movement of a drug into, through, and out of the body), pharmacodynamics (the effect and mechanism of action of a drug), safety, and manufacturability of the product candidate in preclinical studies.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows us to identify and develop microRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of biomarkers that may predict clinical benefit and monitoring outcomes in early-stage clinical trials to help guide later clinical development.

Recent Developments and Anticipated Milestones

Cobomarsen

In April 2019, the first CTCL patients were dosed in the SOLAR Phase 2 clinical trial. The SOLAR trial is designed to evaluate the safety and efficacy of cobomarsen given in 300 mg doses by intravenous, or IV, infusion in an active control comparison trial versus Zolinza (vorinostat). To date, the study has opened approximately 70% of the total sites currently planned for this clinical trial. While we have experienced delays in activating sites, recruitment rates at these sites are now approximately on pace with our expectations. We now expect to report primary endpoint data from SOLAR in the second half of 2021. Based on the time to activate the number of sites needed to support patient enrollment being longer than we previously projected, we have updated our guidance.

The primary endpoint of the SOLAR trial is the rate of an objective response that is durable for four months, defined as 50% or greater improvement in the severity of a patient’s skin disease over the entire body with no evidence of disease progression in the blood, lymph nodes, or viscera. Progression-free survival is a secondary endpoint, and we plan to use patient-reported outcomes as additional endpoints to monitor quality of life improvements. Based on discussions with the U.S. Food and Drug Administration, or the FDA, we believe that primary endpoint data from this clinical trial could allow us to apply for accelerated approval in the United States. The SOLAR trial is supported, in part, by a collaboration with the Leukemia and Lymphoma Society, or LLS. LLS and its affiliate, LLS Miragen TAP, LLC, or LLS TAP, have agreed to provide up to $5.0 million through the purchase of our common stock pursuant to the terms of a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates in a private placement, or the Offering. The LLS Stock Purchase Agreement was assigned by LLS to LLS TAP in October 2019. In October 2019, we achieved one of the enrollment milestones under the agreement with LLS TAP and, as a result, LLS TAP invested an additional $0.5 million through the purchase of our common stock.

Patients in the SOLAR Phase 2 clinical trial who randomize to the active control, Zolinza (vorinostat), and have disease progression, during their participation in the SOLAR clinical trial may be eligible to enroll in the PRISM clinical trial, which is an open-label, global Phase 2 extension clinical trial where all patients will receive 300 mg of cobomarsen given by intravenous infusion. The PRISM clinical trial is currently enrolling in the start-up phase, with the first site already initiated and other sites eligible for initiation. The PRISM clinical trial is planned to be initiated at all active centers in the SOLAR study. The PRISM clinical trial endpoints are the same as the SOLAR clinical trial endpoints, and the clinical trial will assess responses to cobomarsen when patients cross-over following disease progression with Zolinza treatment.

Remlarsen

Remlarsen is currently being evaluated in a Phase 2 clinical trial assessing its safety, tolerability, and activity in the potential prevention or reduction of keloid formation in subjects with a history of keloid scars, a form of pathological scarring. The trial has completed its enrollment, and we expect to report interim Phase 2 data from this clinical trial by the end of the year.

Based on preclinical data and safety data from a Phase 1 clinical trial, we believe that remlarsen is a product candidate with a treatment profile which may include ophthalmic indications where fibrosis has been implicated. Similarly, we have discovered and are developing new miR-29 mimics that we believe could have utility as a systemic treatment in indications where fibrosis has been implicated in the lung and liver, such as idiopathic pulmonary fibrosis and nonalcoholic steatohepatitis.

We believe our fibrosis program has the potential to deliver distinct therapies in multiple indications where uncontrolled fibrosis has been implicated, providing an opportunity for the company and potential collaborators to deliver promising therapies for patients in need.

MRG-110

In October 2019, we announced data from our two Phase 1 clinical trials of MRG-110. In the clinical trials, administration of MRG-110 was observed to increase angiogenesis, as demonstrated by increased perfusion and histological markers of neoangiogenesis, as well as reduce alpha-smooth muscle actin expression, which has been shown to correlate with activation of myofibroblasts. The data generated in these clinical trials is expected to provide clinically translatable biomarkers that may support future clinical trials for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients.

In clinical trials to date, MRG-110 has been generally safe and well tolerated and we believe that the program is ready to advance to Phase 2 clinical development. Future development of MRG-110 is subject to our having sufficient capital resources to continue such development.

Cost Restructuring Plan

In August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas.

The initial total cost restructuring plan included approximately $1.5 million of identified restructuring charges, of which $1.0 million is associated with retention, $0.3 million is associated with severance, and $0.2 million is associated with other restructuring-related costs. Restructuring charges of $1.1 million were recorded during the three months ended September 30, 2019. Additional restructuring costs of approximately $0.4 million are expected to be incurred in the fourth quarter of 2019.

Financial Operations Overview

Revenue

Our revenue consists primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under the Servier Collaboration Agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

In August 2019, Servier delivered notice to us that, based on a strategic review of its portfolio, Servier anticipates terminating the Servier Collaboration Agreement effective February 1, 2020. We expect to complete certain activities under the Servier Collaboration Agreement through the effective termination date on February 1, 2020, which will include finalizing two Phase 1 clinical trials of MRG-110, for which we recently reported data. The activities for which the we expect to be reimbursed under the Servier Collaboration Agreement continue to be considered a research and development performance obligation and revenue will be recognized as revenue through the termination date.

On the effective termination date of the Servier Collaboration Agreement, we will regain rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement. While we may seek a new development and licensing partner to advance MRG-110 in the future, we cannot guarantee when or if we will be successful in negotiating such a collaboration. As a result, we cannot predict when or if we will generate any additional revenue in connection with the development of MRG-110.

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

Research and development expenses

Research and development expenses consist of costs incurred for the research and development of our therapeutic programs and product candidates, which include:

•	employee-related expenses, including salaries, severance, retention, benefits, insurance, and share-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;

•	the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract manufacturing organizations, or CMOs;

•	costs associated with non-clinical activities and regulatory operations;

•	license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights; and

•
facilities, depreciation, market research, and other expenses, which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory supplies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Revenue	$695	$944
Research and development expenses	9,027	7,399
General and administrative expenses	2,898	2,696
Other income, net	—	140
Net loss	$(11,230)	$(9,011)

Revenue

Revenue decreased to $0.7 million during the three months ended September 30, 2019, from $0.9 million during the three months ended September 30, 2018. The $0.2 million decrease was due primarily to a decrease in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $9.0 million during the three months ended September 30, 2019, compared to $7.4 million during the three months ended September 30, 2018. The $1.6 million increase in research and development expenses was driven primarily by:

•	increased clinical trial and manufacturing costs of $1.3 million primarily related to increases in the costs associated with the SOLAR and PRISM clinical trials of cobomarsen; together with

•	increased personnel-related costs, including share-based compensation charges, consulting, contract labor, and restructuring costs of $0.6 million; partially offset by

•	decreased technology license fees and other expenses.

General and Administrative Expenses

General and administrative expenses were $2.9 million during the three months ended September 30, 2019, compared to $2.7 million during the three months ended September 30, 2018. The increase in general and administrative expenses of $0.2 million was driven primarily by an increase in personnel-related costs, including restructuring charges, and share-based compensation costs.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Revenue	$3,581	$7,910
Research and development expenses	26,377	22,187
General and administrative expenses	9,112	8,354
Other income, net	153	245
Net loss	$(31,755)	$(22,386)

Revenue

Revenue was $3.6 million during the nine months ended September 30, 2019, compared to $7.9 million during the nine months ended September 30, 2018. The decrease in revenue was due primarily to a €3.0 million (or $3.7 million) development milestone payment earned and received under the Servier Collaboration Agreement during the nine months ended September 30, 2018, and a decrease in grant revenue of $0.9 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, and a $0.2 million increase in research and development and intellectual property activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $26.4 million during the nine months ended September 30, 2019, compared to $22.2 million during the nine months ended September 30, 2018. The increase in research and development expenses of $4.2 million was driven primarily by:

•	increased clinical development and related manufacturing expenses of $2.9 million, primarily related to expenses incurred in connection with the clinical development of cobomarsen;

•	increased personnel-related costs including share-based compensation charges, consulting, contract labor, and restructuring costs of $2.3 million; partially offset by

•
decreased technology license fees of $0.8 million, primarily related to a milestone payment under one of our license agreements related to the initiation of clinical development of MRG-110 during 2018.

General and Administrative Expenses

General and administrative expenses were $9.1 million during the nine months ended September 30, 2019, compared to $8.4 million during the nine months ended September 30, 2018. The increase is primarily due to increased personnel-related and share-based compensation costs of $0.5 million, including restructuring charges, and higher share-based compensation charges.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of September 30, 2019, we had $33.8 million in cash, cash equivalents, and short-term investments. Based on our current operating plans, we believe that our cash, cash equivalents, and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of the accompanying condensed consolidated financial statements in this Quarterly Report, without adjustment to our current operating plans. We expect that our current cash, cash-equivalents, and short-term investments will be sufficient to fund our current operations through the second quarter of 2020.

In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 1,357,627 shares of our common stock through November 8, 2019 were approximately $10.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering”.

In August 2018, we and LLS entered into the LLS Stock Purchase Agreement for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates in the Offering. In October 2019, the LLS Stock Purchase Agreement was assigned to LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we expect to raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS and its affiliates, including LLS TAP, in up to five separate closings. At the initial closing in August 2018, we issued 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. Subsequently, on October 31, 2019, the Company issued 606,364 shares of common stock to LLS TAP for net proceeds of $0.5 million in a subsequent closing. The Company has received net proceeds of $1.4 million, in the aggregate to date. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2019, we have generated an accumulated deficit of $158.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We plan to focus our resources on the development of our later stage clinical development programs, and we are evaluating development strategies for MRG-110. While we may seek a new development and licensing partner to advance MRG-110 in the future, we cannot guarantee when or if we will be successful in negotiating such a collaboration. As a result, we cannot predict when or if we will generate any additional revenue in connection with the development of MRG-110. Future development of MRG-110 is subject to the availability of sufficient capital resources to continue such development.

Cost Restructuring Plan

In August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. The total cost restructuring plan includes approximately $1.5 million in restructuring charges, of which $1.0 million is associated with retention, $0.3 million is associated with severance, and $0.2 million is associated with other restructuring-related costs. Restructuring charges of $1.1 million were recorded during the three months ended September 30, 2019.

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

We expect to incur significant expenses and increased operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

Summarized cash flows for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,250)	$(18,669)
Investing activities	21,226	(38,998)
Financing activities	(725)	41,926
Total	$(7,749)	$(15,741)

Operating Activities

Net cash used in operating activities was $28.3 million for the nine months ended September 30, 2019, compared to $18.7 million for the nine months ended September 30, 2018. The $9.6 million change was primarily the result of a $9.4 million increase in net loss, a $0.2 million increase in amortization expense related to available-for-sale securities, a $0.2 million increase in share-based compensation expense, as well as $0.2 million decrease in payments of current liabilities and receipts associated with accounts receivable and prepaid expenses and other assets during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Investing Activities

Net cash provided by investing activities was $21.2 million during the nine months ended September 30, 2019 compared to net cash used in investing activities of $39.0 million during the nine months ended September 30, 2018. The change in cash flow from investing activities was driven primarily by a $54.0 million increase in the maturities of short-term investments during 2019 and a $5.9 million decrease in purchases of short-term investments during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $41.9 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we received net proceeds from the sale of our common stock in a public offering of $37.9 million. During the nine months ended September 30, 2019, net proceeds from sales of our common stock under the ATM agreement decreased by $2.3 million compared to the same period in 2018, and we made higher payments of principal of notes payable by $1.3 million compared to the same period in 2018.

Contractual Obligations and Commitments

As of September 30, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the end of the first fiscal year following the fifth anniversary of our initial public offering, or December 31, 2019, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. Because our emerging growth company status will expire on December 31, 2019, we may be required pursuant to Section 404(b) of the Sarbanes-Oxley Act, to include in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm.

An emerging growth company can also choose to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our emerging growth company status will expire on December 31, 2019, we will be required to adopt all applicable accounting standards on January 1, 2020 that were effective for any period during 2019.

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

This Quarterly Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2019, we had $33.8 million of cash, cash equivalents, and short-term investments, and we had $8.7 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank. We believe our current resources, based on our current operations, will be sufficient to fund our operations and allow us to meet our liquidity needs through the second quarter of 2020. As a result, we will need to raise additional capital to fund our operations and service our debt obligations. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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

For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. We conducted a review of our cost structure and identified approximately 26 positions for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. If we are unable to raise additional capital, we may be forced to undergo additional cost restructuring efforts or cease some or all of our operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

Additionally, any capital raising efforts are subject to significant risks and contingencies, as described in more detail under the risk factor titled “Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.”

Our management, as of September 30, 2019, has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three and nine months ended September 30, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of September 30, 2019, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued. We believe our cash and cash equivalents balance as of September 30, 2019 will be sufficient to fund our operations through the second quarter of 2020. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop cobomarsen or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. If we are unable to raise additional capital, we may be forced to undergo additional cost restructuring efforts. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in the company.

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2019 and 2018, net loss was $31.8 million and $22.4 million, respectively. As of September 30, 2019, we had an accumulated deficit of $158.1 million.

As of September 30, 2019, we had cash and cash equivalents of $24.9 million and short-term investments of $9.0 million. In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through November 8, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,357,627 shares of our common stock for aggregate net proceeds of approximately $10.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into the Underwriting Agreement with Underwriters, relating to our public offering. Pursuant to the Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into the LLS Stock Purchase Agreement with LLS for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates in the Offering. In October 2019, the LLS Stock Purchase Agreement was assigned by LLS to LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we expect to raise approximately $5.0 million in gross proceeds by selling shares of our common stock in five separate closings to LLS and its affiliates. Through November 8, 2019, we have issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the Offering.

We believe that we have sufficient capital to fund our operations in the normal course of business in order to meet our liquidity needs through the second quarter of 2020. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. For instance, through November 8, 2019, we had sold, pursuant to the terms of the ATM Agreement, 1,357,627 shares of our common stock for aggregate net proceeds of approximately $10.6 million, and 757,351 shares of our common stock to LLS and its affiliates under the LLS Stock Purchase Agreement for aggregate net proceeds of approximately $1.4 million. We anticipate that we will continue to make sales of our common stock under the ATM Agreement and the LLS Stock Purchase Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $50.0 million and $5.0 million in aggregate value under the ATM Agreement and the LLS Stock Purchase Agreement, respectively. Sales under the ATM Agreement or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends, or enter into specified transactions with our affiliates. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

Our cobomarsen, remlarsen, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. The most common adverse events of any grade were injection site reactions, including pain, itchiness, redness, and swelling when compounds were delivered intradermally or subcutaneously. In intravenous administration, the most common (in more than 18% of the patients) side effects, regardless of whether they were thought to be due to cobomarsen, were fatigue, headache, nausea, and diarrhea. At the highest dose administered, which is no longer utilized, single episodes of localized edema, exfoliative erythroderma (severe skin sores), and abnormal levels of liver enzymes were noted as serious adverse events. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

MicroRNA therapy remains a novel technology, with no microRNA-targeted therapeutic product approved to date in the United States. Public perception may be influenced by claims that microRNA therapy is unsafe, and microRNA therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates, prescribing therapies that involve the use of our product candidates in lieu of, or in addition to, existing therapies with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion regarding microRNA or other nucleic acid-based therapeutics could have an adverse effect on our business, financial condition, or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Serious adverse events, or SAEs, in microRNA clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA- or nucleic acid-focused biopharmaceutical company with a microRNA-targeted product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA-targeted therapy for multiple cancers in September 2016 due to multiple immune-related serious adverse events. We cannot predict what effect, if any, these clinical holds will have on the government and public perception of our product candidates.

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

We may find it difficult to enroll patients in our clinical trials given enrollment in our SOLAR clinical trial has been slower than anticipated, in part due to the limited number of patients who have the diseases for which our product candidates are being studied. We cannot predict if we will continue to have difficulty enrolling patients in our current or future clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, we plan to enroll approximately 65 patients per treatment group in our SOLAR trial of cobomarsen in patients with MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States and only a subset of this group will satisfy the enrollment criteria for our SOLAR trial. As a result, while we began dosing patients in April 2019, we have enrolled patients in the SOLAR clinical trial more slowly than we had anticipated, and we cannot guarantee that we will be able to enroll a sufficient number of patients to complete the SOLAR trial in a timely manner. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

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

•
federal civil and criminal false claims laws, including the federal False Claims Act which can be enforced by individuals through civil whistleblower or qui tams actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

•
the federal Physician Payments Sunshine Act under the ACA which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

•
the GDPR and other EU member state data protection legislation, which requires data controllers and processors, to adopt administrative, physical, and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal, and administrative penalties, disgorgement, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. For instance, under our agreement with RICC, we have negotiated the right to direct RICC’s representatives with regard to specific patent matters, but these representatives still are responsible for the prosecution of patents and patent applications licensed to us under the agreement. If RICC or any of our future licensors fail to appropriately follow our instructions with regard to the prosecution and maintenance of patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, remlarsen, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Argenx, Bristol-Myers Squibb Company, Celgene Corporation, Helsinn Group, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, remlarsen, MRG-110, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., STELLAS Life Sciences Group, Inc., Silence Therapeutics AG, and Translate Bio, Inc. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, remlarsen, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, remlarsen, MRG-110, or any other future products to compete with these products.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly-approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, which is an agency within the U.S. Department of Health and Human Services that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private third-party payors tend to follow the coverage and reimbursement policies established by CMS to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates and what reimbursement codes our product candidates may receive if approved.

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

Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For instance, in August 2019, we announced a cost restructuring plan focused on reducing costs and directing our resources to advance cobomarsen and microRNA-29 mimics, including remlarsen, while reducing investments in new discovery research. As a result of the cost restructuring plan, approximately 26 positions were identified for elimination, primarily in positions relating to research and corresponding projects, general and administrative support, and other costs related to these areas. The initial total cost restructuring plan included approximately $1.5 million of identified restructuring charges, of which $1.0 million is associated with retention, $0.3 million is associated with severance, and $0.2 million is associated with other restructuring-related costs.

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

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum bid price of $1.00 per share.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

On October 28, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the minimum bid price of our listed securities was less than $1.00 per share for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 27, 2020, to regain compliance with the rule. To regain compliance, during this 180-day compliance period, the minimum bid price of our listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by meeting the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor the minimum bid price of our listed securities and, as appropriate, will consider available options to resolve the deficiencies and regain compliance with the Nasdaq Listing Rules, including effecting a reverse stock split.

There can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

We currently meet the definition of an “emerging growth company.” However, on December 31, 2019, we will cease to be an “emerging growth company.” Accordingly, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we may be required to include in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm unless another exemption to the attestation requirement is available to us.

If we are required to include an attestation report in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we cannot guarantee that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls because our independent registered public accounting firm has not yet attested as to the effectiveness of our internal control over financial reporting. Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future whether or not we are subject to the attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could require a restatement, cause us to be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, cause investors to lose confidence in our financial information, or cause our stock price to decline.

As a public company, we incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will increase as a result of ceasing to be an “emerging growth company,” as defined in the JOBS Act, at the conclusion of this fiscal year ending December 31, 2019.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
10.1†	Amendment to Research Subaward Agreement, entered into as of October 11, 2019 and effective as of August 12, 2019, by and between Registrant and Yale University, as amended.				•
10.2	Assignment and Assumption Agreement, dated as of October 28, 2019, by and between the Registrant, The Leukemia & Lymphoma Society, Inc. and LLS TAP Miragen, LLC.	8-K	10/31/2019	10.1
10.3†	Amendment No. 1 to Amended and Restated License Agreement, effective as of August 8, 2019, by and between Registrant and Roche Innovation Center Copenhagen A/S.				•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				•
101.INS**	XBRL Instance Document				•
101.SCH**	XBRL Taxonomy Extension Schema Document				•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				•
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

MIRAGEN THERAPEUTICS, INC.

Date: November 8, 2019	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)