Form 10-K
period 2019-12-31
MIRAGEN THERAPEUTICS, INC.
filed 2020-03-13
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
 FORM 10-K
____________________________________________
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 28, 2019, as reported on The Nasdaq Capital Market, was $56.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2020, there were 53,066,099 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2019, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. We have three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. We are developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, or miR-155, including cutaneous T-cell lymphoma, or CTCL, and adult T-cell leukemia/lymphoma, or ATLL. Cobomarsen is an inhibitor of miR-155, which is found at abnormally high levels in malignant cells of several blood cancers. We are also developing remlarsen and MRG-229, which are product candidates being developed for the potential treatment of patients with pathological fibrosis, including idiopathic pulmonary fibrosis, or IPF. These product candidates are replacements for miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. MRG-110, an inhibitor of microRNA-92, or miR-92, is our product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows us to identify and develop microRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of mechanistic biomarkers, in early-stage clinical trials to assess target engagement in humans, as well as monitoring outcomes in these early-stage clinical trials to help guide later clinical development.

The following table summarizes our product candidate pipeline:

Anticipated Milestones

•	Report preclinical safety and efficacy data for MRG-229 in IPF (Q2-2020)

•	Meet with FDA to explore a potential expedited clinical development path for cobomarsen in ATLL (Q3-2020)

•	Report topline data from Phase 2 clinical trial of cobomarsen in CTCL (Q3-2020)

•	Report primary endpoint data from Phase 2 trial of remlarsen in cutaneous fibrosis (2H-2020)

Our Strategy

We seek to use our expertise and understanding of microRNA biology, oligonucleotide chemistry and product development to create novel products that have the potential to transform the treatment of patients with serious diseases. The key components of our strategy are as follows:

•
Continue to develop cobomarsen for blood cancers where the disease process appears to be correlated with an increase in miR-155 levels, focusing on CTCL and ATLL. Cobomarsen is currently in development for CTCL and ATLL. Our global Phase 2 clinical trial, SOLAR, is ongoing, though enrollment has been stopped to allow for interim data analysis. This study is assessing the potential benefit and safety of cobomarsen in patients with mycosis fungoides, or MF, the most common type of CTCL. In addition to CTCL, we are also developing cobomarsen in ATLL, an indication where the disease process appears to correlate with an increase in miR-155 levels, the target of cobomarsen. In January 2020, we announced interim efficacy and safety data from the ATLL arm of our ongoing Phase 1 clinical trial of cobomarsen.

•
Continue to develop remlarsen and MRG-229 for pathological fibrosis, focusing on the development of MRG-229 in IPF. Remlarsen is our most advanced product candidate in fibrosis, which is currently being evaluated in a Phase 2 clinical trial assessing its safety, tolerability, and activity in the potential prevention or reduction of keloid formation in patients with a history of keloid scars, a form of pathological scarring. In December 2019, we reported interim data from this clinical trial, which suggest that remlarsen was generally safe and well tolerated, treatment had no reported negative effect on healing, and initial volume reductions in treated keloids compared to placebo in a subset of patients were observed. In addition, we are developing MRG-229 for IPF. We believe that the clinical profile of MRG-229 in our preclinical studies positions this product candidate as a potentially differentiated approach to the treatment of IPF.

•
Utilize rare disease development pathways at the U.S. Food and Drug Administration, or FDA, and comparable programs at foreign regulatory agencies to accelerate progression to late-stage development and early approval. For many of our programs, we intend to focus on rare and genetic diseases where RNA modulation may produce clinical benefit, so that we can potentially take advantage of regulatory programs intended to expedite drug development. In 2017, the FDA granted orphan drug designation to cobomarsen for the treatment of MF and the European Commission granted orphan medicinal product designation to cobomarsen for the treatment of CTCL. We plan to apply for orphan drug designation, fast track, breakthrough therapy designation, and/or priority review when available to potentially streamline clinical development and decrease time to commercialization.

•
Collaborate with biotechnology and pharmaceutical companies to develop additional product candidates. We intend to seek out collaborations for the development of compounds in our pipeline for certain disease areas where the costs would exceed our resources or in other areas where we believe that leveraging a partner’s expertise or resources will allow us to accelerate development timelines.

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

Our Product Candidates

Cobomarsen

Cobomarsen is currently being evaluated for miR-155 elevated hematological malignancies, including ATLL and CTCL. Cobomarsen is an inhibitor of miR-155. Data reported in the scientific literature identifies miR-155 as a cancer-causing microRNA, or oncomiR. There are several types of cancer in which high levels of miR-155 have been observed, including, among others, CTCL, certain virally-induced lymphomas such as ATLL, which is caused by the human T-lymphotropic virus type 1, or HTLV-1, subsets of diffuse large B-cell lymphoma, or DLBCL, chronic lymphocytic leukemia, or CLL, and other types of cancer. Based on this literature, miR-155 is implicated in regulating the expression of a number of validated cancer-related genes, including Bruton’s tyrosine kinase, or BTK, and nuclear factor kappa-light-chain-enhancer of activated B-cells, or NF-κB. In certain B-cell lymphomas, improvement of clinical outcomes has been associated with normalization of miR-155 levels, while poor prognosis, resistance to treatment, and recurrence of the disease are associated with elevated levels of miR-155. In addition to playing a role in B-cell malignancies, miR-155 is elevated in another group of malignant white blood cells, called T-cells, found in skin lesions of patients with MF. We screened a library of locked nucleic acid, or LNA, modified oligonucleotides and identified cobomarsen as having what we believed was the best potential efficacy and drug-like properties, including improved pharmacodynamics in human T-cell and B-cell lymphoma cell lines. We retain worldwide rights for cobomarsen.

Adult T-cell Leukemia/Lymphoma

ATLL is a blood cell malignancy that develops in a subset of patients after prolonged infection with HTLV-1. Literature suggests that the infection with HTLV-1 as well as the subsequent malignancies may be associated with elevation in the expression of miR-155, the target of cobomarsen. ATLL is typified by abnormalities in blood counts, enlarged lymph nodes, and frequent opportunistic infections. The disease presents in indolent and aggressive forms, but the most common and lethal include the aggressive acute, or leukemic, form and the lymphomatous version. These two manifestations lack good treatment options, and once the diagnosis is made, average life expectancy with standard treatment regimens is approximately four to eight months for the acute leukemic form and approximately 10 months for the lymphomatous variety.

In January 2020, we announced initial efficacy and safety data from the ATLL arm of our ongoing Phase 1 clinical trial of cobomarsen. In the trial, six patients with an aggressive subtype of ATLL who at study entry had persistent residual disease after chemotherapy or other therapy had a median survival time from diagnosis of 26 months with three patients still on treatment in October 2019. In the clinical trial, disease stabilization was marked by an observed decrease in biomarkers of tumor cell activation and proliferation, providing evidence of the biological mechanism of cobomarsen on disease stabilization. One patient experienced two serious adverse events deemed possibly related to the study drug and discontinued treatment. The observed safety profile of cobomarsen in ATLL through October 17, 2019 appeared to be generally safe and well tolerated with chronic dosing.

Based on these interim results, we are focusing our cobomarsen expansion indication efforts on ATLL and will request a meeting with the FDA to explore a potential expedited development pathway for cobomarsen in ATLL. We expect to have this meeting with the FDA in the third quarter of 2020.

Cutaneous T-Cell Lymphoma

Our global Phase 2 clinical trial, called SOLAR, is evaluating cobomarsen in patients with MF, the most common type of CTCL.

MF is a slow growing form of cancer that has been associated with elevated miR-155. This disease occurs when certain types of T-cells become cancerous. These malignant T-cells then form specific types of skin lesions. Although the skin is involved, the skin cells themselves are not cancerous. According to the National Institutes of Health, or NIH, MF usually occurs in adults over age 50, although the disease may occur at any age.

We believe the total population of patients with CTCL in the United States and Canada is approximately 30,000. The Lymphoma Research Foundation estimated the prevalence of MF to be 16,000-20,000 cases in the United States, with 3,000 new diagnoses of MF each year. According to the Leukemia and Lymphoma Society, or LLS, in a 2014 publication, approximately 70% to 80% of patients are diagnosed with early-stage MF that impacts mostly the skin. In these patients, the disease typically has a slow progression, but is accompanied by considerable morbidity and quality of life detriments such as severe itchiness, pain, frequent infections of skin lesions, and disfiguration due to widespread tumors and plaques. The five-year survival rate for newly diagnosed patients with CTCL is approximately 90%. As CTCL progresses, the cancer may involve the lymph nodes, blood, and internal organs. The five-year survival rate in later stage patients with CTCL (stages IIB, III, IV) is approximately 20-60% depending on the stage.

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

In our Phase 1 clinical trial of cobomarsen treating MF patients, we enrolled patients with mild/moderate to severe MF (stages I-III), without blood or node involvement. In the first part of the Phase 1 clinical trial, six patients were treated with 75 mg cobomarsen per dose injected directly into tumors. All tumors showed a response as measured by the Composite Assessment of Index Lesion

Severity, or CAILS, score and decreased tumor cell clones. In addition, analysis of injected tumors also indicated an increased expression of several direct targets of miR-155, suggesting that the drug may be inhibiting its intended molecular target. The intra-tumoral administration was safe and well tolerated. In the second part of the Phase 1 clinical trial, cohorts were dosed by multiple systemic routes of administration, including subcutaneous injection, or SQ injection, intravenous infusion, or IV infusion, and intravenous bolus injection, or IV bolus. Efficacy and tolerability were assessed at doses of 300 mg, 600 mg and 900 mg for SQ injection and IV infusion and at 300 mg for IV bolus. Based on the modified Severity Weighted Assessment Tool, or mSWAT score, which is a measurement of the severity of skin disease over a patient’s entire body, 33 of 36 patients (92%) showed improvements in mSWAT scores. These improvements in mSWAT scores were observed as early as 17 days after a patient’s first dose (the first post-treatment assessment), with the greatest improvement in mSWAT scores seen after one or more months of dosing. Responses were durable, with 77% of the 13 patients that achieved a partial response (all doses tested) maintaining a response for at least four consecutive months, or ORR4, based on mSWAT. Additionally, five of eight patients (63%) receiving 300 mg IV infusion, which was the dose selected for the Phase 2 SOLAR clinical trial, achieved a 50% or greater mSWAT score reduction and four (50%) maintained the response for at least four consecutive months. Cobomarsen treatment by SQ injection or IV bolus routes of administration was generally safe and well tolerated.

In April 2019, we advanced cobomarsen into the global Phase 2 SOLAR clinical trial in patients with MF. SOLAR is an open-label, randomized, controller, parallel group study designed to evaluate the safety and efficacy of 300 mg of cobomarsen, given by IV infusion, versus Zolinza (vorinostat) as an active control. SOLAR is designed to enroll patients with moderate to severe MF (stages Ib-III), without node or blood involvement.

In December 2019, we announced plans to stop the enrollment of new patients in SOLAR and conduct and interim analysis. This analysis will provide top line, controlled data to assess the observed benefit of cobomarsen based on disease response in the skin in comparison to vorinostat. A total of 37 patients have been enrolled and will continue to be evaluated for safety and clinical response. We are amending the SOLAR protocol to change the planned futility analysis to an interim analysis after the last patient enrolled has completed approximately six months of treatment and follow up. We plan to assess the rate of an objective response only in the skin, that is durable for four months, defined as 50% or greater improvement in the severity of a patient’s skin disease over the entire body as measured by mSWAT. This change from assessing overall response to skin response was driven by the fact that patients allowed into the study only have skin disease and are verified not to have blood, nodes, or visceral involvement at study entry. Improvements in skin disease are thus intended to reflect efficacy of the drug whereas progression in skin disease reflect lack of efficacy. Follow up analysis for blood, nodes or visceral disease may be conducted based on the results obtained using mSWAT.

We believe that evaluation of data from this set of patients could provide important evidence regarding the safety and efficacy of cobomarsen for the treatment of CTCL in a shorter period of time and require fewer resources. We believe that obtaining controlled clinical data from this cohort of patients may allow for a better assessment of the clinical potential of cobomarsen as compared to data from our Phase 1 trial. We intend for this controlled clinical data to form the basis of determining what additional clinical investigation of cobomarsen in CTCL is warranted, if any, and what would be required to potentially obtain regulatory approval. Topline data from this trial is expected to be announced in the third quarter of 2020.

microRNA-29 Mimics, including Remlarsen and MRG-229

We are developing miR-29 mimics, or replacements, for miR-29, a microRNA that is found at abnormally low levels in a number of pathological fibrotic conditions. Our lead miR-29 mimics are remlarsen and MRG-229. Remlarsen is our most advanced product candidate in fibrosis and is intended for local or compartmental applications. Remlarsen is currently being evaluated in a Phase 2 clinical trial assessing its safety, tolerability, and activity in the potential prevention or reduction of keloid formation in patients with a history of keloid scars, a form of pathological scarring. In December 2019, we reported interim data from this clinical trial, which suggests that remlarsen was generally safe and well tolerated, no negative effect on healing was reported, and initial reductions in keloid volume from remlarsen-treated wounds compared to placebo-treated wounds were observed in a subset of patients. Based on these data, we decided to continue our analysis of patient data at the one-year primary endpoint of the study and expect to report data in the second half of 2020.

We are also evaluating remlarsen in ocular fibrotic indications, such as corneal injury and keratitis. In April 2019, we presented data in pre-clinical studies testing remlarsen for its ability to penetrate the injured cornea and reduce fibrosis after an injury. Topical administration of remlarsen to an injured rat cornea resulted in faster healing of the cornea and reduced scarring/hazing. Remlarsen has also been in in vitro studies to regulate miR-29 pharmacodynamic biomarkers in the cornea. With this data, we expect to seek a collaboration partner for remlarsen.

In addition, we are developing MRG-229 for IPF. MRG-229 is a second-generation miR-29 mimic, which can be administered systemically. We believe that the preclinical efficacy and preliminary nonclinical safety profile of MRG-229 positions this product candidate as a potentially differentiated approach to the treatment of IPF. In October 2019, we announced the first preclinical efficacy results for MRG-229. Specifically, second generation, targeted miR-29 mimics appeared to show antifibrotic activity in normal human lung fibroblasts, or NHLFs, and human precision cut lung slices. MRG-229, a stabilized, conjugated miR-29 mimic, was also observed to block fibrosis in bleomycin-induced pulmonary fibrosis in mice, with increased potency as compared to first generation miR-29 mimics. MRG-229 appeared to demonstrate activity by both intravenous and subcutaneous routes of administration. We expect to report additional preclinical safety and efficacy data during the second quarter of 2020. This program is supported by a grant in collaboration with the NIH and Yale University.

We initially discovered the role of miR-29 in pathological cardiac fibrosis. Since this initial discovery, miR-29 has been implicated in pathological fibrosis in multiple organs including the skin, eye, lung, liver, tendon, muscle, and kidney. miR-29 is understood by the scientific community to play a role in the regulation of certain processes that contribute to fibrosis, including the initiation and maintenance of fibrosis through transforming growth factor beta, or TGF-ß, signaling and the deposition of the components that make up fibrotic tissue, including collagen and extracellular matrix, or ECM, proteins. Furthermore, both fibrotic ECM and TGF-ß are believed to down-regulate miR-29 levels, leading to continuously increased TGF-ß expression and uncontrolled ECM production. miR-29 levels are abnormally low in multiple fibrotic indications, and lower levels of miR-29 are correlated with increased severity of fibrosis. As such, we believe that increasing the levels of miR-29 by administration of a miR-29 mimic could be beneficial in the treatment of several pathological fibrotic conditions. Although various fibrotic indications are potentially distinct, they share a number of features, including the activation of the cells that initiate the deposition of fibrotic tissue or fibroblast activation, excessive deposition of collagen and other fibrosis-associated pathways, and resulting organ dysfunction. We believe the signaling pathways and genes regulated by miR-29 might be shared among multiple fibrotic indications and that increasing miR-29-like activity may provide potential benefit in any of these.

To demonstrate mechanistic proof-of-concept and as a potential initial indication, we initially focused on skin fibrosis. We believe data derived from skin fibrosis trials may also facilitate development of a product candidate intended for the treatment of patients who suffer from IPF, ocular fibrosis, tendon fibrosis, and other major organ pathological fibrosis.

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

Below is a description of several types of pathological fibrosis for which we may seek to develop a product candidate based on a replacement for miR-29:

Type of Pathological Fibrosis	Description
Skin Fibrosis	•	Scarring is a result of an overproduction of collagen in a healing wound. Scarring may continue to thicken for up to six months or may overgrow the site of the wound, even after the wound has healed.
	•	Hypertrophic scars and keloids are abnormal wound responses and represent an excessive connective tissue response to skin trauma, inflammation, surgery, or burns.
•
Hypertrophic scars and keloids are characterized by local fibroblast proliferation and overproduction of collagen. Both hypertrophic scars and keloids are diseases that tend to be painful and itchy, restrict mobility, and are resistant to treatment.

Pulmonary Fibrosis	•
Pulmonary fibrosis, also known as lung fibrosis, is caused by accumulation of scar tissue surrounding the air sacs (interstitial space) in the lung. As a result, the lung tissue becomes stiff and loses the ability to expand. The scar tissue also prevents normal transport of oxygen. The result is a progressive respiratory failure, with symptoms that include persistent cough, chest pain, difficulty breathing and fatigue. Pulmonary fibrosis leads to cardiac failure and death. Pulmonary fibrosis may occur as a secondary condition in various other diseases, but in many cases the underlying cause is not clear and is referred to as “idiopathic” pulmonary fibrosis or IPF.

•
IPF is a chronic, progressive lung disease which ultimately leads to death in many of the patients. This condition causes scar tissue to build up in the lungs, which makes the lungs unable to transport oxygen into the bloodstream effectively.

Liver Fibrosis	•
Liver fibrosis refers to the scar tissue and nodules that replace liver tissue and disrupt liver function. Major causes of liver fibrosis are alcohol consumption, chronic hepatitis B virus infection, hepatitis C virus infection, and metabolic disorders, including non-alcoholic fatty liver disease and non-alcoholic steatohepatitis. Liver fibrosis is a major global problem driven by increasing rates of obesity and diabetes.

Eye Fibrosis	•	Infection or inflammation of the eye results in impairment of visual function. Chronic inflammation can ultimately lead to fibrosis.
•
Eye fibrosis diseases include retinal fibrosis (such as diabetic retinopathy, diabetic vitreoretinopathy, age macular degeneration), corneal fibrosis (such as post-traumatic or infections corneal fibrosis and Fuch’s endothelial corneal dystrophy), and other indications (such as prevention of fibrosis complications in glaucoma trabeculotomy).

Remlarsen Clinical Development

In 2017, we announced the data from a single-center, Phase 1, double-blind, placebo-controlled, single and multiple dose-escalation clinical trial for remlarsen that enrolled 54 healthy volunteers. In the trial, we observed mechanistic proof-of-concept for remlarsen, based on a statistically-significant reduction in fibroplasia, or scar tissue deposition, with no adverse effects on incisional wound healing when remlarsen was given locally by intradermal injection.

In July 2018, we announced the initiation of a Phase 2 double-blind, randomized clinical trial of remlarsen, which is designed to treat fibrotic diseases, in patients with a predisposition for keloid formation. This clinical trial is designed to assess the safety, tolerability, and activity of remlarsen in the prevention or reduction of keloid formation in patients with a history of keloids. Keloids are a common condition that is disfiguring and can be painful, itchy, and emotionally troubling to those that experience them. They are typically smooth, hard, benign growths that form when scar tissue grows excessively. Enrollment has been completed, and 14 patients who were historically predisposed to keloid formation after trauma to the skin have been dosed and are being followed at multiple clinical sites in the United States. Patients received small, matching excisional wounds that were sutured and then injected with either remlarsen or placebo. In this design, patients are serving as their own control, which increases the statistical power of the clinical trial. The lesions will be observed for up to 12 months to determine the presence or absence of keloid formation. In December 2019, we reported interim data from this clinical trial, which suggests that remlarsen was generally safe and well tolerated, no negative effect on healing was reported, and initial reductions in keloid volume from remlarsen-treated wounds compared to placebo-treated wounds were observed in a subset of patients. Based on this data, we have decided to continue our analysis of patient data at the one-year primary endpoint of the study and expect to report data in the second half of 2020. With this data, we expect to seek a collaboration partner for remlarsen.

In October 2018, we announced data from our preclinical studies investigating the antifibrotic effects of remlarsen in corneal ulceration of rats. We believe the results obtained in the study suggest that topical application of remlarsen may be an effective treatment to preserve vision in patients suffering from multiple conditions resulting in corneal scarring, which remains one of the leading causes of blindness worldwide.

MRG-110

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells, which has been observed in preclinical studies to be a regulator of new blood vessel creation and other wound healing processes. We believe that MRG-110 may have the potential to be used for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing, such as complicated lacerations in high risk patients or burns.

We have completed two Phase 1 clinical trials in normal human volunteers. A single and multiple ascending dose study with intradermal administration and a single ascending dose study with systemic administration were completed in 2019. A total of 65 subjects were exposed for up to three weeks. MRG-110 was observed to be generally safe and well tolerated, with no evidence of unwanted distal angiogenesis, acute inflammatory toxicities, or significant abnormalities in liver, kidney, or blood, with no injection site reactions.

We have historically developed MRG-110 under a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or collectively, Servier. In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. As a result, we regained rights to MRG-110 in all indications and all territories globally, including rights in the US and Japan, which we already controlled under the Servier Collaboration Agreement. We have completed two Phase 1 clinical trials of MRG-110 and plan to continue to explore potential collaborations to support the future development of MRG-110.

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

MRG-110 was observed to reduce infarct size in multiple preclinical models of acute myocardial infarction, leading to an improved cardiac function. The cardioprotective effects were correlated with reduced cell death, reduced inflammation, and improved neovascularization of the affected myocardium. Similarly, improved vascularization and cardiac function were observed after MRG-110 treatment in a porcine model of heart failure induced by chronic myocardial ischemia.

Cutaneous wounds

In preclinical studies, we observed MRG-110 accelerating wound healing in normal, healthy farm pigs. In induced excisional wounds in healthy pigs, MRG-110 appeared to result in increased perfusion, measured by laser Doppler imaging on Day 14, and more rapid wound closure compared to wounds in control animals treated similarly with vehicle control or SOC. Within the dermal portion of the wound bed, there was a dose dependent increase in granulation tissue and in vascularization on day 49, five weeks after the last dose, in the wounds treated with MRG-110 compared with SOC-treated wounds. We believe the effects on wound healing seen in animal models support further evaluation of MRG-110 for its potential to improve wound healing by increasing revascularization and granulation tissue formation, and ultimately wound closure in acute settings. The potential indications include acceleration and improvement of wound healing in indications such as burns, skin flaps, grafts, or laparotomy or sternotomy incisions in patients with high risk of poor wound closure.

Background on microRNAs

microRNAs are transcribed from the genome and unlike messenger RNA, or mRNA, they do not encode proteins. microRNAs function by preventing the translation of mRNAs into proteins and/or by triggering degradation of these mRNAs. Studies have shown that gene regulation by microRNAs is often not a decisive on and off switch but a subtle function that fine-tunes cellular phenotypes and becomes more pronounced during stress or disease conditions. microRNAs were first discovered in 1993 and have since been found in nearly every biological system examined since that time. They are highly conserved across species, demonstrating their importance to biological functions and cellular processes. According to the Sanger Institute, over 2,000 microRNAs have been identified in humans.

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

We believe that the microRNA inhibitor candidates face lower delivery hurdles compared to microRNA mimics and have better drug-like properties in regard to affinity for their targets, stability, drug distribution, and pharmacodynamics. To improve their therapeutic potential, we chemically modify these compounds with changes such as LNA substitution of the ribose sugar in many of the nucleosides, and deoxyribonucleoside, or DNA, substitution of other nucleosides.

In conditions where a deficit in microRNA expression has been identified as disease causing, microRNA replacements, which are modified, often double-stranded RNA structures that are recognized by the RNA-induced silencing complex, can serve as chemically-synthesized replacements for microRNAs.

Historically, the delivery of double-stranded RNAs, such as microRNA mimics, or replacements, has been a significant hurdle to overcome for drug development because these molecules are very rapidly degraded and because uptake into cells can be inefficient. To prevent the rapid degradation of our microRNA mimics, we have used chemical modification of the nucleotides and inter-nucleotide bonds that make them resistant to the enzymes that normally degrade natural nucleic acids. Our delivery approach for double-stranded microRNA replacements is to append a conjugate to the molecule to enhance cellular uptake. The selection of the conjugate is dependent upon the intended therapeutic use. We have deployed hydrophobic conjugates, such as cholesterol, that are able to improve pharmacokinetics and allow for enhanced cellular uptake. We are also exploring a range of conjugates that help in targeting specific tissues and cells. Our strategy with microRNA replacements has centered on opportunities for efficient delivery of the molecules with an emphasis on local and topical applications, such as injections in the skin or eye. For organs where topical or local applications are not feasible, such as the liver or lung, we have employed conjugates that have demonstrated successful delivery after systemic administration.

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

By measuring the pharmacodynamics of target engagement, we are able to show that the product candidate effectively enters the appropriate cell and binds to its intended target. This process is particularly important for oligonucleotide drugs. We can also measure the effects on gene expression downstream of the intended target that create a plausible link between target engagement and a mechanism of disease.

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

In accordance with the terms of the Servier Collaboration Agreement and based on the notice we received from Servier in August 2019, the Servier Collaboration Agreement was terminated in February 2020. As a result, we regained rights to MRG-110 in all indications and all territories globally, including rights in the United States and Japan, which we already controlled under the Servier Collaboration Agreement. We are currently evaluating development strategies for MRG-110, which may include seeking new development and licensing collaborators. Any future development of MRG-110 is subject to the availability of sufficient capital resources to continue such development, including possible collaboration agreements

During the years ended December 31, 2019 and 2018, we recognized revenue under the Servier Collaboration Agreement of $4.3 million and $7.4 million, respectively.

License Agreement with the University of Texas

As of December 31, 2019, we had one exclusive patent license agreement, or the UT License Agreement, with the Board of Regents of The University of Texas System, or the University of Texas. Under the UT License Agreement, the University of Texas granted us exclusive and nonexclusive licenses to certain patent and technology rights. At the time the UT License Agreement was entered into, the University of Texas was a minority stockholder.

In consideration of rights granted by the University of Texas, we are required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand; (ii) pay an annual license maintenance fee in the amount of $10 thousand starting one year from the date of the agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the years ended December 31, 2019 and 2018, we incurred immaterial up-front fees and immaterial maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreement, we may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if we or any of our sublicensees successfully commercialize any product candidate subject to the UT License Agreement, we are responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire upon the expiration of the last patent claim subject to the UT License Agreement. During the year ended December 31, 2019, we did not incur any expenses related to milestone payments. During the year ended December 31, 2018, we incurred $0.1 million of expenses for milestone payments.

The license term extends on a product-by-product and country-by-country basis until the expiration of the last to expire of the licensed patents that covers such product in such country. Upon expiration of the royalty payment obligation, we will have a fully paid license in such country. We may also terminate the UT License Agreement for convenience upon a specified number of days’ prior notice to the University of Texas. The University of Texas also has the right to earlier terminate the UT License Agreement after a defined date under specified circumstances where we have effectively abandoned our research and development efforts or have no sales. The UT License Agreement will terminate under customary termination provisions including automatic termination upon our bankruptcy or insolvency, upon notice of an uncured material breach, and upon mutual written consent. All charges incurred under the UT License Agreement have been expensed to date due to the uncertainty as to future economic benefit from the acquired rights.

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

We are party to a license agreement with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC, which was acquired by F. Hoffmann-La Roche Ltd, or Roche, in 2014. The agreement was entered into in June 2010, amended in October 2011, amended and restated in December 2012, and further amended in August 2019, or the RICC License Agreement. At the time the RICC License Agreement was entered into, Roche was a minority stockholder.

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

Under the terms of the RICC License Agreement, milestone payments were previously decreased by a specified percentage as a result of the change of control by RICC referenced above. We are obligated to make milestone payments for each licensed product of up to $5.2 million, which is inclusive of a potential product license option fee. Certain of these milestones will be increased by a specified percentage if we undergo a change of control as defined under the RICC License Agreement. If we grant a third party a sublicense to the RICC Technology, we are required to remit to Roche up to a specified percentage of the up-front and milestone and other specified payments that we receive under its sublicense, and if such sublicense covers use of the RICC Technology in the United States or the entire European Union, or EU, we will not have any further obligation to pay the fixed milestone payments noted above.

During the years ended December 31, 2019 and 2018, we incurred $0.1 million and $0.7 million, respectively, of expense related to a milestone reached under the RICC License Agreement, which is included in research and development expense in our consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2019, we made no payments to RICC for raw materials to be used in our drug manufacturing process. During the year ended December 31, 2018, we made $0.3 million in payments to RICC for raw materials.

Subcontract Agreement with Yale University

We are party to a subcontract agreement that began in October 2014 and a subaward agreement that began in March 2015, or the Yale Agreements, with Yale University, or Yale, which were subsequently amended. Under the Yale Agreements, we are providing specified services regarding the development of a proprietary compound that targets miR-29 in the indication of IPF. Yale entered into the Yale Agreements in connection with a grant that Yale received from the NIH for the development of a miR-29 mimic as a potential therapy for pulmonary fibrosis.

In consideration of our services under the Yale Agreements, Yale has agreed to reimburse us up to a specified amount over five years, subject to the availability of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, we retain all rights to any and all intellectual property developed solely by us in connection with the Yale Agreements. Yale has also agreed to provide us with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through December 31, 2019, we received $0.9 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

License Agreements with the t2cure GmbH

We are party to a license and collaboration agreement, or the t2cure Agreement, that began in October 2010 with t2cure GmbH, or t2cure, which was subsequently amended. Under the t2cure Agreement, we received a worldwide, royalty bearing, and exclusive license to specified patent and technology rights relating to miR-92.

In consideration of rights granted by t2cure, we paid an up-front fee of $46 thousand and we are obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2019) and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

License Agreement with The Brigham and Women’s Hospital

We were party to an exclusive patent license agreement, or the BWH License Agreement, with The Brigham and Women’s Hospital, or BWH. The BWH License Agreement began in May 2016 and provided us with an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders.

In December 2019, we delivered notice of termination to BWH of the BWH License Agreement, effective March 8, 2020. Per the terms of the BWH License Agreement, we are responsible to pay to BWH any unreimbursed, accrued, or due patent costs due to BWH as of the termination date. Upon termination of the BWH License Agreement, we ceased all use of any licensed patent rights under the BWH License Agreement.

Manufacturing

We do not own or operate clinical or commercial manufacturing facilities for the production of cobomarsen, remlarsen, MRG-110, or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidates for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of cobomarsen, remlarsen, MRG-110, or any other product candidates that we develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Intellectual Property

We are actively building an intellectual property portfolio around our clinical-stage product candidates and discovery programs. A key component of this portfolio strategy is to seek patent protection in the United States and in major market countries that we consider important to the development of our business worldwide. As of December 31, 2019, we have a portfolio of 298 patents and applications of which 216 are issued or allowed and 82 are pending applications. This portfolio includes methods of use and composition patents, and patent applications on our four lead product candidates, cobomarsen, remlarsen, MRG-229, and MRG-110. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under “Risk Factors” under the subsection “Risks Related to our Intellectual Property.”

We have filed patent applications directed to compositions of matter and methods of use covering cobomarsen in the United States and under the Patent Cooperation Treaty, or PCT, to access foreign countries. A U.S. patent application issued as U.S. 9,771,585 on September 26, 2017, which will expire in June of 2036 if we continue to pay the maintenance fees and annuities when due, with the possibility of Patent Term Extension that may be granted by the USPTO due to administrative delays in the FDA. We also filed an U.S. application directed to compositions of matter through the PCT, as U.S. 15/714,671, and this application issued as U.S. 9,994,852 on June 12, 2018, which will expire in June of 2036 if we continue to pay the maintenance fees and annuities when due. Prior to the issue of this application, we filed a continuation application in May 2018 as U.S. 15/976,333, and this application issued as US 10,316,318 on June 11, 2019. Prior to the issue of this application, we filed a continuation application in April 2019 as US 16/382,883, and this application is currently pending.

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

We believe that our current and future competition for resources and eventually for customers can be grouped into three broad categories:

•	companies working to develop microRNA-targeted products, including Regulus Therapeutics Inc. and InteRNA Technologies B.V.;

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. The study protocol and informed consent information for participants in clinical trials must also be submitted to an IRB for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to study metabolism of the drug, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined under such law, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments and transfers of value and ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians or drug pricing, and certain states and localities require the registration of pharmaceutical sales representatives.

If we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we would develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

Foreign data protection laws, including, without limitation, the EU’s General Data Protection Regulation, or GDPR, and EU member state data protection legislation, also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants in the EU. The United Kingdom and Switzerland have also adopted data protection laws and regulations. The GDPR and implementing EU member state laws impose significant obligations on controllers and processors of personal data, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical, and technical safeguards to protect such information. These laws also include, without limitation, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States. These laws also impose obligations and required contractual provisions to be included in contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties. Additionally, other countries have passed or are considering passing laws requiring local data residency and imposing cross-border data transfer restrictions. Further, since the United Kingdom’s vote in favor of exiting the EU (often referred to as “Brexit”), there has been uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant administrative, regulatory, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, and exclusion from participation in federal and state healthcare programs, any of which could adversely affect our ability to operate our business and our financial results. These laws or governmental regulations could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services in certain locations, or cause regulators to reject, limit, or disrupt our clinical trial activities.

Health Reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to healthcare systems that could affect our future results of operations. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, has had a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revised the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Further, on January 20, 2017, an Executive Order was signed, directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also has considered subsequent legislation to repeal or replace elements of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The legislation informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of its product candidates.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Coverage and Reimbursement

Sales of our product candidates, once approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Sales of our product candidates, and any future product candidates, will therefore depend substantially on the extent to which the costs of our product candidates, and any future product candidates, will be paid by third-party payors. Additionally, the market for our product candidates, and any future product candidates, will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a costly and time-consuming process.

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

Employees

As of December 31, 2019, we employed 46 employees, of which 45 were full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Corporate Information

We were founded in New York as a Delaware limited liability company in January 2010 under the name Myeloma Health LLC. Signal Genetics LLC was formed as a Delaware limited liability company in December 2010. Effective January 1, 2011, substantially all of the member interests in Myeloma Health LLC were exchanged for member interests in Signal Genetics LLC and Myeloma Health LLC became a subsidiary of Signal Genetics LLC. Immediately prior to the pricing of our initial public offering, on June 17, 2014, Signal Genetics LLC converted from a Delaware limited liability company to a Delaware corporation, or the Corporate Conversion. In connection with the Corporate Conversion, each unit of Signal Genetics LLC was converted into a share of our common stock, the members of Signal Genetics LLC became our stockholders and we succeeded to the business of Signal Genetics LLC and its consolidated subsidiaries. On February 13, 2017, we acquired a privately-held company named Miragen Therapeutics, Inc. and, immediately following the acquisition, we changed our name to “Miragen Therapeutics, Inc.” Our common stock began trading on The Nasdaq Capital Market under the ticker symbol “MGEN” on February 14, 2017.

Our principal executive office is located at 6200 Lookout Road, Boulder, CO 80301, and our telephone number is (720) 643-5200. Our corporate website address is www.miragen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” of this Annual Report.

Risks Related to Our Financial Condition and Capital Requirements

We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.

This Annual Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern. As of December 31, 2019, we had $26.8 million of cash, cash equivalents, and short-term investments, and we had $7.7 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank. Based on our current operating plan, we believe our current resources, after giving effect to the proceeds received in sales of our common stock subsequent to December 31, 2019 and through the date of this Annual Report, will be sufficient to fund our operations and allow us to meet our liquidity needs into the third quarter of 2021. As a result, we will need to raise additional capital to fund our operations and service our debt obligations. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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

For instance, in 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support. If we are unable to raise additional capital, we may be forced to undergo additional restructuring efforts or cease some or all of our operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

Additionally, any capital raising efforts are subject to significant risks and contingencies, as described in more detail under the risk factor titled “Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.”

In the past, our management has concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern, and our management may make a similar determination in the future.

In the past, our management has concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern. Though our management has not made such a conclusion as of December 31, 2019, we cannot predict whether our management will make a similar determination regarding our ability to continue as a going concern in the future. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If, in the future, we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these actions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2019 and 2018, net loss was $41.9 million and $32.7 million, respectively. As of December 31, 2019, we had an accumulated deficit of $168.2 million.

As of December 31, 2019, we had cash and cash equivalents of $24.8 million and short-term investments of $2.0 million. In March 2017, we entered into an at the market issuance Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 13, 2020, we had sold, pursuant to the terms of the ATM Agreement, 1,871,386 shares of our common stock for aggregate net proceeds of approximately $11.0 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In February 2018, we entered into an underwriting agreement, or the 2018 Underwriting Agreement, with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of the several underwriters, relating to our 2018 public offering. Pursuant to the 2018 Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us. In August 2018, we entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, with the Leukemia and Lymphoma Society, or LLS, for the sale of up to $5.0 million of shares of our common stock, or the LLS Offering, to LLS and its affiliates under the LLS Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned by LLS to LLS TAP. Through March 13, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into a Common Stock Purchase Agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through March 13, 2020, we had issued an aggregate of 4,757,544 shares of common stock under the Aspire Agreement, which amount includes (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 2,200,000 shares of common stock issued to Aspire Capital for an aggregate sale price of $4.1 million as purchase shares under the terms of the Aspire Agreement.

In February 2020, we entered into an underwriting agreement, or the 2020 Underwriting Agreement with Oppenheimer & Co. Inc., as sole underwriter, or the Underwriter, relating to our 2020 public offering, or the 2020 Public Offering. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $14.0 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants.

We believe that we have sufficient capital, after giving effect to the proceeds received in sales of our common stock subsequent to December 31, 2019 and through the date of this Annual Report, to fund our operations in the normal course of business in order to meet our liquidity needs into the third quarter of 2021. We will continue to require substantial additional capital to continue our preclinical and clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. For instance, in 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

•	marketing, launching, and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	gaining market acceptance of our product candidates as treatment options;

•	addressing any competing products;

•	protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining coverage and adequate reimbursement from third party payors and maintaining pricing for our product candidates that supports profitability; and

•	attracting, hiring, and retaining qualified personnel.

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

Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the Aspire Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, through March 13, 2020, we had sold (i) pursuant to the terms of the ATM Agreement, approximately 1,871,386 shares of our common stock for aggregate net proceeds of approximately $11.0 million, (ii) pursuant to the Aspire Agreement approximately 3,798,465 shares of our common stock for aggregate net proceeds of approximately $4.9 million, and (iii) pursuant to the LLS Stock Purchase Agreement approximately 757,351 shares of our common stock for aggregate net proceeds of approximately $1.4 million. After giving effect to these sales, we anticipate that we will continue to make sales of our common stock under the ATM Agreement and the Aspire Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $38.6 million and up to $14.9 million in additional aggregate value under the ATM Agreement and Aspire Agreement, respectively. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining $3.5 million in proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur. Sales under the ATM Agreement, the Aspire Agreement, or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

In connection with our 2020 Public Offering and in accordance with the terms of the 2020 Underwriting Agreement, we issued warrants to purchase up to 7,500,000 shares of our common stock. The warrants issued in the 2020 Public Offering, if exercised, will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

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

The scientific discoveries that form the basis for our efforts to discover and develop our product candidates are relatively recent. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing microRNA-targeted molecules. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of microRNA-targeted therapeutic products by us will require solving a number of issues, including providing suitable methods of stabilizing the therapeutic product and delivering it into target cells in the human body. In addition, any product candidates that we develop may not demonstrate in patients or subjects the chemical and pharmacological properties ascribed to them in laboratory and preclinical trials, and they may interact with human biological systems in unforeseen, ineffective, or even harmful ways. For instance, our clinical and preclinical data to date has not been fully validated and we have no way of knowing if, after validation, our clinical trial data will be complete and consistent. If we do not successfully develop and commercialize product candidates based upon this technological approach, we may not become profitable and the value of our capital stock may decline.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our microRNA-targeted therapeutic platform and identifying our initial targeted disease indications. Our future success depends on our successful development of viable product candidates. Only three of our product candidates, cobomarsen, remlarsen, and MRG-110, are in clinical development, and the remainder of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For instance, in December 2019, we decided to cease enrollment in our SOLAR trial, and we no longer believe the results of the SOLAR trial, due to the smaller number of patients than originally planned, would allow for accelerated approval in the United States. We cannot predict if we will encounter similar delays in the development of our other product candidates in the future.

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

Our cobomarsen, remlarsen, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. Through the most recent clinical data release date in July 2019, the most common non-serious adverse events (occurring in ≥10% of subjects) in patients with MF, regardless of whether they were thought to be due to cobomarsen, were neutropenia, fatigue, arthralgia, injection site pain, pruritus, dry skin, nausea, diarrhea, constipation, headache, upper respiratory tract infection, nasal congestion, back pain, oropharyngeal pain, and tumor flare. Self-limited grade 3, 4 adverse events, probably or possibly related to cobomarsen included laboratory abnormalities (neutropenia, leukopenia, lymphopenia, hypokalemia, increase transaminases), pruritus, rash, tumor flare, tumor pain, and erythema. At the highest dose administered in ATLL patients, which is no longer utilized, a single episode of localized edema, exfoliative erythroderma (generalized skin scaling) in one subject, was noted as serious related adverse events. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

•	we could be sued and held liable for harm caused to patients or subjects; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.

Our product development program may not uncover all possible adverse events that patients or subjects who take our product candidates may experience. The number of patients or subjects exposed to our product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events that may only be detected once the product is administered to more patients or subjects and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. If such safety problems occur or are identified after our product candidates reach the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

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

We currently have multiple product candidates in clinical development. Of these product candidates, cobomarsen has been predominantly administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

In December 2019, we decided to cease enrollment in our SOLAR trial, and we no longer believe that results from the SOLAR clinical trial, based on a smaller number of patients than originally planned, could potentially allow us to apply for accelerated approval in the United States. As a result, we cannot guarantee if we will be able to raise sufficient capital necessary to complete a Phase 3 clinical trial of cobomarsen or when, if ever, we will be able to seek approval of cobomarsen.

In addition, none of our other product candidates have advanced into a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

We may find it difficult to enroll patients or subjects in our clinical trials, in part due to the limited number of patients or subjects who have the diseases for which our product candidates are being studied. We cannot predict if we will continue to have difficulty enrolling patients or subjects in our current or future clinical trials. Difficulty in enrolling patients or subjects could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, prior to ending enrollment in our SOLAR trial in 2019, we planned to enroll approximately 65 patients per treatment group in the SOLAR trial of cobomarsen in patients with MF. Due in part to enrollment delays, we decided to end enrollment in the SOLAR trial by the end of 2019. We cannot guarantee that we will not encounter similar enrollment delays in future clinical trials. Accordingly, we may not be able to identify, recruit, and enroll a sufficient number of patients or subjects to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. If patients or subjects are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved products, if any, or product candidates harm patients or subjects, or is perceived to harm patients or subjects even when such harm is unrelated to our approved products, if any, or product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA-targeted therapeutic candidates have shown adverse events in clinical trials, including nausea, diarrhea, fatigue, headache, upper respiratory infection, injection site erythema, neutropenia, elevated aspartate aminotransferase, creatine kinase levels, itchiness, among others. In almost all cases, these events were mild to moderate and self-limited. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

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

Although we have product liability insurance, which covers our clinical trials in the United States, for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or subjects, or trial sites, or limitations on approved indications;

•	the inability to commercialize, or if commercialized, decreased demand for, our product candidates;

•	if commercialized, product recalls, labeling, marketing or promotional restrictions, or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenue;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act, and both Congress and President Trump have delayed implementation or effectively repealed some of the Affordable Care Act’s requirements through legislation, Executive Orders, failures to fund, and other actions. For example, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

•
the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Center for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

•
the GDPR and other EU member state data protection legislation as well as that of the United Kingdom, which requires data controllers and processors, to adopt administrative, physical, and technical safeguards designed to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our partners’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state information privacy laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (broadly defined as all California residents) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including, without limitation, the EU’s GDPR that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information that we process, including, without limitation, personal data relating to clinical trial participants in the EU and the United Kingdom. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU and the United Kingdom, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical and technical safeguards designed to protect such information. These laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to transparency requirements related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

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

Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. Additionally, regional disruptions, including natural disasters or health emergencies (such as novel viruses or pandemics), could significantly disrupt the timing of clinical trials. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.

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

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Labor disputes or shortages, including from the effects of health emergencies (such as novel viruses or pandemics) and natural disasters.

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We have a clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain. In addition, if COVID-19 becomes a worldwide pandemic, it could materially affect our operations globally.

Our business could be adversely affected by health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

If the recent COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations, including work-from-home policies. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, third party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by restrictions resulting from the coronavirus outbreak which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Site initiation, patient enrollment, distribution of drug product candidates, study monitoring, and data cleaning may be delayed due to changes in hospital policies, local regulations, and/or prioritization of hospital resources toward the COVID-19 outbreak. If COVID-19 continues to spread, some patients and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines may impede patient movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to obtain samples necessary for testing.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. As a result, no product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. While we regained all global rights to MRG-110 in all indications as a result of the termination of the Servier Collaboration Agreement, we cannot guarantee that we will be able to continue development of MRG-110 without finding a new collaborator in the future. Any future collaboration regarding MRG-110 may be on substantially worse commercial terms than those offered by Servier or we may not be successful in entering into any future collaborations regarding MRG-110. As a result, we cannot guarantee when, if ever, we will be able to further develop MRG-110 following termination of the Servier Collaboration Agreement.

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

Even if we are able to successfully enter into a collaboration regarding the development or commercialization of our product candidates, we cannot guarantee that such a collaboration will be successful. For instance, in October 2011, we entered into the Servier Collaboration Agreement with Servier for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease, which was subsequently amended. In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. As a result, no product candidate will ever be successfully commercialized under the Servier Collaboration Agreement. While we regained all global rights to MRG-110 in all indications as a result of the termination of the Servier Collaboration Agreement, we cannot guarantee that we will be able to continue development of MRG-110 without finding a new collaborator in the future. Any future collaboration regarding MRG-110 may be on substantially worse commercial terms than those offered by Servier or we may not be successful in entering into any future collaborations regarding MRG-110. As a result, we cannot guarantee when, if ever, we will be able to further develop MRG-110 following termination of the Servier Collaboration Agreement.

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

Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. For instance, the lead indication of cobomarsen is MF. The estimated prevalence of MF is 16,000 to 20,000 cases in the United States, only a subset of which may benefit from treatment with cobomarsen. Our projections of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, while we believe that the data in our Phase 1 clinical trials for cobomarsen, remlarsen, and MRG-110 are supportive of application to other indications, there can be no assurance that our clinical trials in those indications will support efficacy of our product candidates in such expanded indications. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For instance, in 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support. Through December 31, 2019, we had recorded approximately $2.0 million in restructuring expense and expect to incur another $0.2 million during the first half of 2020.

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

Failure in our information technology and storage systems or those of third parties upon whom we rely could significantly disrupt the operation of our business and adversely impact our financial condition.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a breach in security could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Furthermore, parties in our supply chain may be operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

A network or data security incident may allow unauthorized access to our network or data, which could result in a material disruption of our clinical trials, harm our reputation, harm our business, create additional liability and adversely impact our financial results or operational results.

Increasingly, we are subject to a wide variety of threats on our information networks and systems and those of our service providers or collaborators. In addition to threats from natural disasters, telecommunications and electrical failures, traditional computer hackers, malicious code (such as malware, viruses, worms and ransomware), employee error, theft or misuse, password spraying, phishing and distributed denial‑of‑service, or DDOS, attacks, we now also face threats from sophisticated nation‑state and nation‑state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks, our third‑party service providers, our collaborators and the information that they store and process. Despite significant efforts to create security barriers to safeguard against such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, which are designed to detect unauthorized activity and prevent or minimize security incidents or breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain threats. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion.

In addition, security incidents or breaches or those of our current or future collaborators or third‑party service providers could result in a risk of loss or unauthorized access to or disclosure of the information we process. This, in turn, could require notification under applicable data privacy regulations or contracts, and could lead to litigation, governmental audits, investigations, fines, penalties and other possible liability, damage our relationships with our collaborators, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, and have a negative impact on our ability to conduct clinical trials. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We may not have adequate insurance coverage for security incidents or breaches or information system failures. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that any existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Any failure or perceived failure by us or any collaborators, service providers or others to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, acquisition or disclosure of sensitive information (including, without limitation personally identifiable information), may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us, could cause third parties to lose trust in us or result in claims against us. Any of these events could cause harm to our reputation, business, financial condition or operational results.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through February 13, 2017, the date of a merger between us, then named Signal Genetics, Inc., and a private corporation, then called Miragen Therapeutics, Inc., or Private miRagen, in which our wholly owned subsidiary was merged with and into Private miRagen. Immediately following this transaction, we completed a short-form merger with Private miRagen in which we were the surviving corporation and changed our name to Miragen Therapeutics, Inc. These transactions are referred to herein as the Merger. The Merger resulted in an ownership change for us and, accordingly, our NOL and tax credit carryforwards are subject to limitation. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes besides the Merger, that could result in additional limitations on our NOL and tax credit carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories and non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors including the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes, and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Risks Related to Ownership of our Common Stock

The market price of our common stock has historically been volatile, and the market price of our common stock may drop in the future.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for cobomarsen, remlarsen, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public and the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

From June 2014 to December 31, 2019, we qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As of January 1, 2020, we no longer qualified as emerging growth company.

While we were an “emerging growth company,” we were allowed certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. Because we are no longer an emerging growth company, we will incur significant additional costs associated with compliance with reporting requirements applicable to non-emerging growth companies.

Anti-takeover provisions in our charter documents and under Delaware law and the terms of some of our contracts could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

In addition, the provisions of our warrants issued in connection with the 2020 Public Offering may delay or prevent a change in control of our company. For example, under such warrants, each warrantholder has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. A takeover of us may trigger the requirement that we redeem the warrants, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. While these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against our and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

Future sales and issuances of equity and debt could result in additional dilution to our stockholders.

We expect that we will need significant additional capital to fund our current and future operations, including to complete potential clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. As a result, our stockholders may experience additional dilution, which could cause our stock price to fall.

For instance, in March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through March 13, 2019, we had sold, pursuant to the terms of the ATM Agreement, approximately 1,871,386 shares of our common stock for aggregate net proceeds of approximately $11.0 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In February 2018, we entered into the 2018 Underwriting Agreement with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of the several underwriters. Pursuant to the 2018 Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us.

In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, which was later assigned to LLS TAP, for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. Through March 13, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through March 13, 2019, we had issued an aggregate of 4,757,544 shares of common stock under the Aspire Agreement, which amount includes approximately (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 2,200,000 shares of common stock issued to Aspire Capital for an aggregate sale price of $4.1 million as purchase shares under the terms of the Aspire Agreement.

In February 2020, we entered into the 2020 Underwriting Agreement with the Underwriter. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $14.0 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants. If the warrants are exercised in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

In addition, pursuant to our equity incentive plans, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under certain of these plans will be subject to automatic annual increases in accordance with the terms of the plans. To the extent that new options are granted and exercised, or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Pursuant to Section 404(b) of the Sarbanes-Oxley Act, we are required to include in our Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and each following fiscal year in which we are an accelerated filer, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm unless another exemption to the attestation requirement is available to us.

As we are required to include an attestation report in our Annual Reports on Form 10-K, we cannot guarantee that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls because our independent registered public accounting firm has not yet attested as to the effectiveness of our internal control over financial reporting. Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future whether or not we are subject to the attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.

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

As a public company, we incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will increase in 2020 and other future periods as a result of ceasing to be an “emerging growth company,” as defined in the JOBS Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 27,128 square feet of office and laboratory space in Boulder, Colorado under a lease that expires in December 2020, subject to two three-year renewal options prior to the expiration, and that includes rent escalation clauses through the lease term. We believe that this space is suitable for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol MGEN.

Holders

As of February 28, 2020, we had 18 registered holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.

Dividend Policy

We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain all of our future earnings, as applicable, to finance the growth and development of our business. In addition to legal restrictions under applicable law, we are subject to certain dividend-related limitations under our loan and security agreement with Silicon Valley Bank. Subject to these limitations, any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

All references to 2019 and 2018 refer to calendar years ended December 31, 2019 and 2018, respectively.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. We have three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. We are developing cobomarsen for the treatment of patients with certain cancers that have elevated miR-155, including CTCL and ATLL. Cobomarsen is an inhibitor of miR-155, which is found at abnormally high levels in malignant cells of several blood cancers. We are also developing remlarsen and MRG-229, which are product candidates being developed for the potential treatment of patients with pathological fibrosis, including IPF. These product candidates are replacements for miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. MRG-110, an inhibitor of miR-92, is our product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

We believe our experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows us to identify and develop microRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. We believe that our drug discovery and development strategy will enable us to progress our product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of mechanistic biomarkers, in early-stage clinical trials to assess target engagement in humans, as well as monitoring outcomes in these early-stage clinical trials to help guide later clinical development.

Recent Developments and Anticipated Milestones

Cobomarsen is currently being evaluated for the potential treatment of patients with miR-155 elevated hematological malignancies, including CTCL and ATLL.

•
Cutaneous T-Cell Lymphoma: In December 2019, we announced plans to stop the enrollment of new patients in the SOLAR trial and conduct an analysis of topline clinical response. This analysis will provide controlled data to assess the benefit of cobomarsen based on disease response in the skin in comparison to vorinostat. A total of 37 patients have been enrolled and will continue to be evaluated for safety and clinical response in the coming months. We plan to assess the rate of an objective response in the skin, that is durable for four months, defined as 50% or greater improvement in the severity of a patient’s skin disease over the entire body (mSWAT). This change from assessing overall response to skin response was driven by the fact that patients allowed into the study only have skin disease and are verified not to have blood, nodes, or visceral involvement at study entry. Improvements in skin disease are thus intended to reflect efficacy of the drug whereas progression in skin disease reflect lack of efficacy. Follow up analysis for blood, nodes or visceral disease may be conducted based on the results obtained using mSWAT. We believe that obtaining controlled clinical data from this cohort of patients may allow for a better assessment of the clinical potential of cobomarsen as compared to data from the Phase 1 trial. We intend for this controlled clinical data to form the basis of determining what additional clinical investigation of cobomarsen in CTCL is warranted, if any, and what would be required to potentially obtain regulatory approval. Topline data from this amended trial is expected to be announced in the third quarter of 2020.

•
Adult T-Cell Leukemia/Lymphoma: In January 2020, we announced positive data for cobomarsen in ATLL patients with residual disease from this first-in-human Phase 1 clinical trial. In this trial, cobomarsen was observed to improve disease stabilization and reduce cellular proliferation and activation biomarker expression associated with ATLL cellular proliferation and activation in patients with persistent residual disease after chemotherapy and other therapies. Based on these results, we announced that we are focusing our cobomarsen expansion indication efforts on ATLL and expect to meet with the FDA in the third quarter of 2020 to explore a potential expedited development path for cobomarsen in ATLL.

Remlarsen and MRG-229 are miR-29 mimics, or replacements for miR-29, a microRNA that is found at abnormally low levels in a number of pathologic fibrotic conditions.

•
Cutaneous Fibrosis (Remlarsen): During the fourth quarter of 2019, we reported interim data from a Phase 2 clinical trial assessing remlarsen for safety, tolerability, and activity in the potential prevention or reduction of keloid formation in patients with a history of keloid scars, a form of pathological scarring. These data suggest that remlarsen was generally safe and well tolerated and treatment had no negative effect on healing reported. In addition, we observed initial volume reductions in treated keloids compared to placebo in a subset of patients. Based on these data, we decided to continue our analysis of patient data at the one-year primary endpoint of the clinical trial. With these data, we may seek a collaboration partner for the future development of remlarsen.

•
Ocular Fibrosis (Remlarsen): We are also evaluating remlarsen in ocular fibrotic indications, such as corneal injury and keratitis. In April 2019, we presented data in preclinical studies testing ability of remlarsen to penetrate injured corneas and reduce fibrosis after a corneal injury. Topical administration of remlarsen to an injured rat cornea resulted in faster healing of the cornea and reduced scarring/hazing. Remlarsen has also been observed in in vitro studies to regulate miR-29 pharmacodynamic biomarkers in the cornea.

•
Idiopathic Pulmonary Fibrosis (MRG-229): In December 2019, we announced that our preclinical pipeline development efforts will be primarily focused on the development of MRG-229 as a potential treatment for patients with IPF. We believe that the efficacy and safety profile of MRG-229 positions it as a potentially differentiated approach for IPF. This program is supported in part by a grant in collaboration with the National Institutes of Health and Yale University. We expect to report additional preclinical safety and efficacy data for MRG-229 during the second quarter of 2020.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells, which has been observed in preclinical studies to be a regulator of new blood vessel creation and other wound healing processes.

•
Tissue Repair: During the fourth quarter of 2019, we announced data from two Phase 1 clinical trials of MRG-110 in normal human volunteers, in which administration of MRG-110 was observed to increase angiogenesis, as demonstrated by increased perfusion and histological markers of neoangiogenesis, as well as reduce alpha-smooth muscle actin (α-SMA) expression, which has been shown to correlate with activation of myofibroblasts. A total of 65 subjects were exposed for up to three weeks. MRG-110 was shown to be generally safe and well tolerated, with no evidence of unwanted distal angiogenesis, acute inflammatory toxicities, or significant abnormalities in liver, kidney, or blood, and no injection site reactions. We believe that MRG-110 may have the potential to be used for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and accelerated healing in indications such as burns, skin flaps, grafts, or laparotomy or sternotomy incisions in patients with high risk of poor wound closure.

Cost Restructuring Plan

In 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support. Through December 31, 2019, we had recorded approximately $2.0 million in restructuring expense and expect to incur another $0.2 million during the first half of 2020.

Financial Operations Overview

Revenue

Our revenue consists primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under the Servier Collaboration Agreement. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. We completed certain activities under the Servier Collaboration Agreement through the effective termination date in February 2020, which included finalizing two Phase 1 clinical trials of MRG-110, for which we previously reported data. The activities eligible for reimbursement under the Servier Collaboration Agreement are considered a research and development performance obligation and revenue is recognized through the termination date.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue	$4,461	$8,386
Research and development expenses	34,794	30,421
General and administrative expenses	11,646	11,049
Other income, net	106	381
Net loss	$(41,873)	$(32,703)

Revenue

Revenue was $4.5 million during the year ended December 31, 2019, compared to $8.4 million during the year ended December 31, 2018. The decrease in revenue was due primarily to a €3.0 million (or $3.7 million) development milestone payment earned and received under the Servier Collaboration Agreement during the year ended December 31, 2018, which did not recur in 2019. Also impacting revenue was a decrease in grant revenue of $0.9 million and an increase of $0.6 million in research and development and other activities reimbursable to us under the Servier Collaboration Agreement during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses were $34.8 million during the year ended December 31, 2019, compared to $30.4 million during the year ended December 31, 2018. The increase in research and development expenses of $4.4 million in 2019 was driven primarily by:

•	increased clinical development and related manufacturing expenses of $3.4 million, primarily related to expenses incurred in connection with the clinical development of cobomarsen;

•	increased personnel-related costs of $2.5 million, including restructuring costs, share-based compensation charges, consulting and contract labor costs; partially offset by

•
decreased technology license fees of $0.8 million, primarily related to a milestone payment under one of our license agreements related to the initiation of clinical development of MRG-110 during 2018 that did not recur in 2019; and

•	decreased other miscellaneous expenses of $0.3 million associated with the reduction in headcount, travel, and other research activities.

General and Administrative Expenses

General and administrative expenses were $11.6 million during the year ended December 31, 2019, compared to $11.0 million during the year ended December 31, 2018. During 2019, the Company’s general and administrative costs increased as compared to 2018 primarily due to increased personnel-related, including restructuring costs, and increased legal expense.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of December 31, 2019, we had $26.8 million in cash, cash equivalents, and short-term investments. Based on our current operating plans, we believe that our cash, cash equivalents, and short-term investments, after giving effect to the proceeds received in sales of our common stock subsequent to December 31, 2019 and through the date of this Annual Report, will be sufficient to fund our operations for the period one year following the issuance of the accompanying consolidated financial statements in this Annual Report. We expect that our current cash, cash-equivalents, and short-term investments will be sufficient to fund our current operations into the third quarter of 2021.

In March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 1,871,386 shares of our common stock through March 13, 2020 were approximately $11.0 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.”

In February 2018, we entered into the 2018 Underwriting Agreement with Jefferies LLC, Evercore Group L.L.C., and Deutsche Bank Securities Inc., as representatives of the several underwriters. Pursuant to the 2018 Underwriting Agreement, in February 2018 we sold 7,414,996 shares of our common stock, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by us.

In August 2018, we and LLS entered into the LLS Stock Purchase Agreement for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates in the Offering. In October 2019, the LLS Stock Purchase Agreement was assigned to LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we may raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS and its affiliates, including LLS TAP, in up to five separate closings upon the achievement of specified development milestones. At the initial closing in August 2018, we issued 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. Subsequently, on October 31, 2019, the Company issued 606,364 shares of common stock to LLS TAP for net proceeds of $0.5 million in a subsequent closing. The Company has received net proceeds of $1.4 million, in the aggregate to date under the LLS Stock Purchase Agreement. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Agreement. Upon execution of the Aspire Agreement, we sold to Aspire Capital 1,598,465 shares of common stock at $0.63 per share for proceeds of $1.0 million as the Initial Purchase Shares. In January 2020, we sold to Aspire Capital 2,200,000 shares our common stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. After giving effect to these sales, we may sell an additional $14.9 million to Aspire Capital. Under the Aspire Agreement, we have the right, in our sole discretion, on any trading day selected by us, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per business day, up to $20.0 million of our common stock, in the aggregate and inclusive of the Initial Purchase Shares, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. We also have the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price, or the VWAP Purchase Price, equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price, or each such purchase, a VWAP Purchase. We have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if we have also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require. In consideration for entering into the Aspire Agreement, concurrently with the execution of the Aspire Agreement, we issued to Aspire Capital 959,079 shares of our common stock.

In February 2020, we entered into the 2020 Underwriting Agreement with the Underwriter. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $14.0 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through December 31, 2019, we have generated an accumulated deficit of $168.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Cost Restructuring Plan

In 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support. Through December 31, 2019, we had recorded approximately $2.0 million in restructuring expense and expect to incur another $0.2 million during the first half of 2020.

We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, equity financings, securing additional license and collaboration agreements, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

Summarized cash flows for the year ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,056)	$(26,844)
Investing activities	28,226	(29,907)
Financing activities	70	41,916
Total	$(7,760)	$(14,835)

Operating Activities

Net cash used in operating activities was $36.1 million for the year ended December 31, 2019, compared to $26.8 million for the year ended December 31, 2018. The $9.3 million increase in 2019 was primarily the result of a $9.2 million increase in net loss and a $0.3 million increase in payments of current liabilities and receipts associated with accounts receivable and prepaid expenses and other assets, offset by a $0.3 million increase in share-based compensation expense during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Investing Activities

Net cash provided by investing activities was $28.2 million during the year ended December 31, 2019 compared to net cash used in investing activities of $29.9 million during the year ended December 31, 2018. The change in cash flow from investing activities was driven primarily by a $29.8 million decrease in purchases of short-term investments and a $28.0 million increase in the maturities of short-term investments during 2019 during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2019, compared to $41.9 million during the year ended December 31, 2018. During the year ended December 31, 2018, we received net proceeds from the sale of our common stock in a public offering of $37.9 million. During the year ended December 31, 2019, we received less in net proceeds from other sales of common stock by $1.4 million compared to the same period in 2018, and we made higher payments of principal of notes payable by $2.3 million compared to the same period in 2018.

Contractual Obligations and Commitments

As of December 31, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our consolidated financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2019, the end of our most recent fiscal year.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, which accompanies this Annual Report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 annual meeting of stockholders, or the proxy statement, which will be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under the Equity Compensation Plans” in the proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Information Regarding the Board of Directors and Corporate Governance” and “Transactions with Related Persons” in the proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be set forth under the proposal with the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the proxy statement and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/14/2019	4.2
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
4.4	Form of Warrant to Purchase Common Stock	8-K	02/07/2020	4.1
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				•
10.1	Form of Indemnification Agreement between Registrant and each of its directors and executive officers.	S-1	03/19/2014	10.14
10.1.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-4	12/02/2016	10.32
10.2*	Form of 2016 Equity Incentive Plan.	S-4	12/02/2016	10.37

10.2.1*	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-4	12/02/2016	10.38
10.2.2*	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-Q	05/11/2017	10.12
10.3*	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.3.1*	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.4*	2016 Employee Stock Purchase Plan	S-4	12/02/2016	10.39
10.5*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	05/11/2017	10.13
10.8*	Employment Agreement by and between the Registrant and William S. Marshall, Ph.D., dated as of December 2, 2016.	S-4	12/02/2016	10.33
10.9*	Employment Agreement by and between the Registrant and Jason A. Leverone, dated as of December 2, 2016.	S-4	12/02/2016	10.34
10.10*	Employment Agreement by and between the Registrant and Diana Escolar, M.D., dated as of February 20, 2020.				•
10.11*	Employment Agreement by and between the Registrant and Paul D. Rubin, M.D., dated as of December 2, 2016.	S-4	12/02/2016	10.36
10.12	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.12.1	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.12.2	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.12.3	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.				•
10.13^	Exclusive Patent License Agreement, dated as of April 16, 2008, by and between Registrant and Board of Regents of The University of Texas System.	S-4	12/02/2016	10.41
10.15^	License and Collaboration Agreement, dated as of October 20, 2010, by and between Registrant and T2Cure GmbH.	S-4	12/02/2016	10.43
10.15.1	Amendment No. 1 to License and Collaboration Agreement, dated as of July 8, 2014, by and between Registrant and T2cure GmbH.	S-4	12/02/2016	10.43.1
10.16^	Amended and Restated License Agreement, dated as of December 31, 2012, by and between Registrant and Santaris Pharma A/S.	S-4	12/02/2016	10.44
10.16.1^	Amendment No. 1 to Amended and Restated License Agreement, effective as of August 8, 2019, by and between Registrant and Roche Innovation Center Copenhagen A/S.	10-Q	11/08/2019	10.3
10.17^	License and Collaboration Agreement, dated as of October 12, 2011, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45
10.17.1^	First Amendment of the License and Collaboration Agreement, effective as of May 13, 2013, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.1
10.17.2^	Second Amendment of the License and Collaboration Agreement, effective as of April 10, 2014, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.2

10.17.3^	Third Amendment of the License and Collaboration Agreement, effective as of May 28, 2015, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.3
10.17.4	Fourth Amendment of the License and Collaboration Agreement, effective as of September 22, 2016, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	S-4	12/02/2016	10.45.4
10.17.5^	Fifth Amendment of the License and Collaboration Agreement, effective as May 2, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	08/11/2017	10.1
10.17.6^	Sixth Amendment of the License and Collaboration Agreement, effective as September 27, 2017, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-Q	11/09/2017	10.1
10.17.7^	Seventh Amendment of the License and Collaboration Agreement, entered into as of April 3, 2018 and effective as of March 26, 2018, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-K	05/09/2018	10.1
10.17.8	Eighth Amendment of the License and Collaboration Agreement, entered into as of January 21, 2019 and effective as of January 7, 2019, by and between Registrant and Les Laboratoires Servier, on the first part, and Institut de Recherches Servier, on the second part.	10-K	03/14/2019	10.17.8
10.18^	Research Subaward Agreement, dated as of October 1, 2016, by and between Registrant and Yale University, as amended.	S-4	12/02/2016	10.51
10.18.1^	Amendment to Research Subaward Agreement, effective as of October 27, 2016, by and between Registrant and Yale University.	10-Q/A	06/07/2017	10.14
10.18.2^	Amendment to Research Subaward Agreement, effective as of July 1, 2017, by and between Registrant and Yale University.	10-Q	11/09/2017	10.2
10.18.3^	Amendment to Research Subaward Agreement, entered into as of May 30, 2018 and effective as of May 17, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.2
10.18.4^	Amendment to Research Subaward Agreement, entered into as of June 29, 2018 and effective as of July 1, 2018, by and between Registrant and Yale University, as amended.	10-Q	08/08/2018	10.3
10.18.5^	Amendment to Research Subaward Agreement, entered into as of March 7, 2019 and effective as of September 1, 2018, by and between Registrant and Yale University, as amended.	10-Q	05/09/2019	10.1
10.18.6^	Amendment to Research Subaward Agreement, entered into as of October 11, 2019 and effective as of August 12, 2019, by and between Registrant and Yale University, as amended.	10-Q	11/08/2019	10.1
10.19^	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank.	S-4	12/02/2016	10.47
10.19.1	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank.	S-4	01/04/2017	10.47.1

10.20	Amended and Restated Loan and Security Agreement between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.1
10.21	Common Stock Sales Agreement, dated March 31, 2017, by and between the Registrant and Cowen and Company, LLC.	8-K	03/31/2017	10.1
10.22^	Common Stock Purchase Agreement, dated August 6, 2018, by and between the Registrant and The Leukemia & Lymphoma Society, Inc.	10-Q	11/07/2018	10.2
10.22.1	Assignment and Assumption Agreement, dated as of October 28, 2019, by and between the Registrant, The Leukemia & Lymphoma Society, Inc. and LLS TAP miRagen, LLC.	8-K	10/31/2019	10.1
10.23	Common Stock Purchase Agreement, dated December 11, 2019 between the Registrant and Aspire Capital Fund, LLC	8-K	12/11/2019	10.1
10.24	Registration Rights Agreement, dated December 11, 2019, by and between the Registrant and Aspire Capital Fund, LLC	8-K	12/11/2019	4.1
21.1	Subsidiaries of the Registrant.				•
23.1	Consent of Independent Registered Public Accounting Firm.				•
24.1	Power of Attorney (included on signature page hereto).				•
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				•
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				•
101.INS**	XBRL Instance Document				•
101.SCH**	XBRL Taxonomy Extension Schema Document				•
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				•
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				•
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				•
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				•
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

MIRAGEN THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Miragen Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Miragen Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission,” and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2019 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2009. Boulder, Colorado
March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Miragen Therapeutics, Inc.:

Opinion on the Internal Control Over Financial Reporting
We have audited Miragen Therapeutics, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

Because of inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Boulder, Colorado March 12, 2020

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,846	$32,606
Short-term investments	1,999	29,875
Accounts receivable	108	24
Prepaid expenses and other current assets	2,786	2,865
Total current assets	29,739	65,370
Property and equipment, net	523	727
Other assets	—	50
Total assets	$30,262	$66,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,096	$571
Accrued liabilities	5,108	3,868
Current portion of note payable	3,976	2,294
Total current liabilities	10,180	6,733
Note payable, net of current portion	4,328	8,004
Other liabilities	—	66
Total liabilities	14,508	14,803
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,861,876 and 30,839,463 shares issued and outstanding at December 31, 2019 and 2018, respectively	349	308
Additional paid-in capital	183,574	177,335
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(168,169)	(126,296)
Total stockholders’ equity	15,754	51,344
Total liabilities and stockholders’ equity	$30,262	$66,147

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue:
Collaboration revenue	$4,308	$7,373
Grant revenue	153	1,013
Total revenue	4,461	8,386
Operating expenses:
Research and development	34,794	30,421
General and administrative	11,646	11,049
Total operating expenses	46,440	41,470
Loss from operations	(41,979)	(33,084)
Other income (expense):
Interest and other income	941	1,254
Interest and other expense	(835)	(873)
Net loss	(41,873)	(32,703)
Change in unrealized gain (loss) on investments	3	(3)
Comprehensive loss	$(41,870)	$(32,706)

Net loss	$(41,873)	$(32,703)
Net loss per share, basic and diluted	$(1.34)	$(1.10)
Weighted-average shares used to compute basic and diluted net loss per share	31,336,409	29,600,332

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of Balance at December 31, 2017	22,568,006	$226	$131,877	$—	$(93,593)	$38,510
Issuance of common stock in a public offering, net of issuance costs	7,414,996	74	37,771	—	—	37,845
Issuance of common stock under the 2017 ATM, net of issuance costs	372,852	4	2,653	—	—	2,657
Issuance of common stock pursuant to a 2018 stock purchase agreement, net of issuance costs	150,987	2	933	—	—	935
Shares issued for cash upon the exercise of stock options under an equity incentive plan	280,178	2	180	—	—	182
Issuance of common stock for cash under employee stock purchase plan	52,444	—	242	—	—	242
Share-based compensation expense	—	—	3,679	—	—	3,679
Change in unrealized loss on investments				(3)		(3)
Net loss	—	—	—	—	(32,703)	(32,703)
Balance as of December 31, 2018	30,839,463	308	177,335	(3)	(126,296)	51,344
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	2,557,544	26	864	—	—	890
Issuance of common stock under the 2017 ATM, net of issuance costs	658,000	7	751	—	—	758
Issuance of common stock pursuant to a 2018 stock purchase agreement, net of issuance costs	606,364	6	477	—	—	483
Shares issued for cash upon the exercise of stock options under an equity incentive plan	144,252	1	86	—	—	87
Issuance of common stock for cash under employee stock purchase plan	56,253	1	109	—	—	110
Share-based compensation expense	—	—	3,970	—	—	3,970
Reclassification of warrant liability from equity	—	—	(18)	—	—	(18)
Change in unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(41,873)	(41,873)
Balance as of December 31, 2019	34,861,876	$349	$183,574	$—	$(168,169)	$15,754

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(41,873)	$(32,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,970	3,679
Non-cash interest expense	340	376
Depreciation and amortization	288	281
Amortization of premiums and discounts on available-for-sale securities	(432)	(416)
Changes in operating assets and liabilities:
Accounts receivable	(84)	1,432
Prepaid expenses and other assets	126	51
Accounts payable	525	(335)
Accrued and other liabilities	1,084	791
Net cash used in operating activities	(36,056)	(26,844)
Cash flows from investing activities:
Purchases of short-term investments	(32,690)	(62,462)
Maturities of short-term investments	61,000	33,000
Purchases of property and equipment	(84)	(445)
Net cash provided by (used in) investing activities	28,226	(29,907)
Cash flows from financing activities:
Payments of principal on note payable	(2,333)	—
Proceeds from the sale of common stock	2,283	44,529
Payment of issuance costs associated with the sale of common stock	(77)	(3,037)
Proceeds from stock purchases under employee stock purchase plan	110	242
Proceeds from the exercise of stock options	87	182
Net cash provided by financing activities	70	41,916
Net decrease in cash and cash equivalents	(7,760)	(14,835)
Cash and cash equivalents at beginning of period	32,606	47,441
Cash and cash equivalents at end of period	$24,846	$32,606

Supplemental disclosure of cash flow information
Cash paid for interest	$511	$489
Supplemental disclosure of non-cash investing and financing activities
Change in unrealized gain (loss) on investments	$3	$(3)
Amortization of public offering costs	$3	$55

See accompanying notes to these consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “miRagen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. The Company has three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. The Company is developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, including cutaneous T-cell lymphoma and adult T-cell leukemia/lymphoma. Cobomarsen is an inhibitor of microRNA-155, which is found at abnormally high levels in malignant cells of several blood cancers. The Company is also developing remlarsen and MRG-229, which are product candidates being developed for the treatment of patients with pathological fibrosis, including idiopathic pulmonary fibrosis. These product candidates are replacements for microRNA-29 (“miR-29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. MRG-110, an inhibitor of microRNA-92, is the Company’s product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

The Company believes its experience in microRNA biology and chemistry, drug discovery, bioinformatics, translational medicine, and drug development allows it to identify and develop microRNA-targeted drugs that are designed to regulate gene pathways to return diseased tissues to a healthy state. The Company believes its drug discovery and development strategy will enable it to progress its product candidates from preclinical discovery to confirmation of mechanism of action in humans quickly and efficiently. The elements of this strategy include identification of mechanistic biomarkers, in early-stage clinical trials to assess target engagement in humans, as well as monitoring outcomes in these early-stage clinical trials to help guide later clinical development.

Liquidity

The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, up-front milestones, and reimbursements received under a license and collaboration agreement. Since its inception and through December 31, 2019, the Company has generated an accumulated deficit of $168.2 million. As of December 31, 2019, the Company had approximately $26.8 million in cash, cash equivalents, and short-term investments. Based on its current operating plans, management believes that the Company’s cash, cash equivalents, and short-term investments, after giving effect to the proceeds received in sales of Common Stock subsequent to December 31, 2019 and through the date of these consolidated financial statements, will be sufficient to fund the Company’s operations into the third quarter of 2021.

The Company will continue to require additional capital beyond the third quarter of 2021 to continue its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions.

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

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash and cash equivalent balance.

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

Research and Development

Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, restructuring charges, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, market research, costs of research and development activities conducted by third parties on the Company’s behalf, costs to manufacture or have manufactured clinical trial materials, laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

Restructuring and Other Charges

The Company accounts for exit or disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including. In 2019, the Company implemented two phases of a restructuring plan to streamline the organization, reduce costs, and direct resources to advance the Company’s primary operating goals.

The Company recognizes and measures a liability for one-time termination benefits, for which no future service is required, once the plan of termination meets all of the following criteria for an established communication date: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time termination benefits for which future service is required, a liability is measured at the communication date based on its value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.

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

The Company adopted ASU 2018-07 on January 1, 2019. Prior to 2019, the Company determined the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards were vested or a performance commitment had otherwise been reached. After adoption of ASU 2018-07, non-employee stock options are valued at the award’s inception using grant-date fair value, in the same manner of stock options granted to employees. Any outstanding and partially vested non-employee stock option shares were remeasured on January 1, 2019. The adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

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

As of December 31, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $2.0 million and fair value of $2.0 million. As of December 31, 2018, the Company’s short-term available-for-sale securities had an amortized cost of

$29.9 million, fair value of $29.9 million, and an unrealized loss of $3 thousand. The Company had no long-term investments as of December 31, 2019 or December 31, 2018.

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

	December 31, 2019		December 31, 2018
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents) (1)	$25,263	$—	$32,936	$—
U.S. treasury securities (included in short-term investments)	1,999	—	29,875	—
Total assets	$27,262	$—	$62,811	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities) (2)	$—	$100	$—	$82
____________________

(1)	Amounts presented for each period above differ from cash and cash equivalents reported in the consolidated balance sheets due to uninvested cash balances and outstanding disbursements and deposits.

(2)	The change in the balance was due to changes in fair value. This adjustment was reflected in interest expense and other related expenses.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2019 and 2018.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. The Company had an accumulated other comprehensive loss of $3 thousand as of December 31, 2018, and no unrealized gain or loss as of December 31, 2019. The Company had no realized gains or losses during the years ended December 31, 2019 and 2018.

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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2019 and 2018.

The legislation informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act did not have a material impact on the Company’s consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

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

Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective method approach, which consists of applying and recognizing the cumulative effect of ASC 606 at the date of initial application and providing certain additional disclosures defined per ASC 606. As part of this adoption, the Company completed its assessment of the Servier Collaboration Agreement under ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements, and it did not result in a cumulative adjustment of initially applying ASC 606 to all contracts as of the date of the adoption.

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “Topic 842”). The Company adopted Topic 842 on January 1, 2020 using a modified retrospective approach. The Company’s building operating lease commitments are subject to the new standard, which will result in an operating lease liability of $0.3 million and a right-of-use asset of $0.3 million, with no material effect on the consolidated statements of operations and comprehensive loss.

3. RESTRUCTURING PLAN

In 2019, the Company began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our total workforce, primarily associated with research and development and corresponding project, general, and administrative support, and other costs related to these areas. At December 31, 2019, the Company had recorded approximately $2.0 million in restructuring expense and expects to incur another $0.2 million during the first half of 2020.

Of the $2.0 million in restructuring charges recorded during the year ended December 31, 2019, $1.7 million was recorded in research and development expenses and $0.3 million in general and administrative expenses on the consolidated statements of operations and comprehensive loss. The majority of the restructuring expense related to severance and retention transactions.

The following table summarizes the Company’s accrued restructuring liability balance and associated activity (in thousands):

	December 31, 2018	Additions	Cash Payments	December 31, 2019
Retention	$—	$1,013	$(78)	$935
Severance and severance-related expenses	—	1,021	(441)	580
Total restructuring liability	$—	$2,034	$(519)	$1,515

4. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In October 2011, the Company entered into a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field.

In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. During the period from receipt of notice from Servier in August 2019 and termination in February 2020, the Company completed certain activities under its development plan with Servier, which included finalizing the two Phase 1 clinical trials of MRG-110. The activities for which the Company is eligible for reimbursement under the Servier Collaboration Agreement are considered a research and development performance obligation and revenue are recognized in accordance with ASC 606 through the termination date.

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

The Company identified the following performance obligations under the Servier Collaboration Agreement: (i) up-front license fee for a multiple-year research collaboration, under which it jointly performed agreed upon research activities directed to the identification and characterization of named targets and oligonucleotides in the cardiovascular field (the “Research Collaboration”); (ii) research and development activities; (iii) transfer of materials; (iv) developmental, clinical, regulatory, and commercial sales milestone payments; and (v) royalties on net sales of licensed products. The Company acts as a principal as it controls the goods or services prior to transfer to the customer. The Company performed the research and development activities specified in the contracts and controlled the laboratories and resources that performed the research and development activities.

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

As of January 1, 2019, the date of the initial application of ASC 606 by the Company, the remaining total transaction price associated with the Servier Collaboration Agreement was determined to be approximately $3.1 million consisting of maximum reimbursements of development costs under the development plan. During February 2019, the Joint Steering Committee approved an additional $1.0 million of development plan activities. As of January 1, 2019, the Company identified up to $60.4 million in development and regulatory milestones under the Servier Collaboration agreement, and the Company had recognized $7.5 million in milestone revenue through the initial application date. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. The Company considered the stage of development and the risks associated with the remaining development required to achieve these milestones, as well as whether the achievement of the milestones is outside the control of the Company. The Company determined that the remaining milestone payments were fully constrained, as a result of the uncertainty whether the milestones would be achieved by December 31, 2019. The Company also determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and, therefore, these payments have also been excluded from the transaction price. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2019, no adjustments to the transaction price were noted.

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

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.3 million and $0.5 million as of December 31, 2019 and December 31, 2018, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. As of December 31, 2019 and 2018, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities. The amounts recognized in 2019 under ASC 606 did not differ from what the Company would have recognized under ASC 605.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Milestone payments	$—	$3,690
Research and development reimbursable costs	4,308	3,683
Total collaboration revenue	$4,308	$7,373

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Lab equipment	$2,507	$2,489
Leasehold improvements	741	741
Computer hardware and software	457	428
Furniture and fixtures	166	159
Property and equipment, gross	3,871	3,817
Less: accumulated depreciation and amortization	(3,348)	(3,090)
Property and equipment, net	$523	$727

During the years ended December 31, 2019 and 2018, depreciation and amortization expense was $0.3 million. Depreciation and amortization expense is recorded primarily in research and development expense on the consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$2,259	$1,129
Restructuring liability	1,515	—
Accrued employee compensation and related taxes	508	1,704
Accrued legal fees and expenses	284	376
Accrued other professional service fees	254	246
Value of liability-classified stock purchase warrants	100	82
Deferred and accrued facility lease obligations	66	124
Accrued equipment and lab materials	1	33
Other accrued liabilities	121	174
Total accrued liabilities	$5,108	$3,868

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. Amounts outstanding bear interest at the prime rate (4.75% and 5.50% at December 31, 2019 and December 31, 2018, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of December 31, 2019, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows:

	December 31,
	2019	2018
	(in thousands)
Principal amount outstanding	$7,667	$10,000
Unamortized debt discount	(32)	(69)
Accreted final payment fee	669	367
Total note payable	8,304	10,298
Less: current maturities	(3,976)	(2,294)
Note payable, net of current portion	$4,328	$8,004

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of December 31, 2019 for the respective calendar years are as follows (in thousands):

2020	$4,000
2021	3,667
Total	$7,667

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

Employment Agreements

The Company has entered into agreements with its executives and the majority of its employees that provide for base salary, severance, eligibility for bonuses, and other generally available benefits. The agreements provide that the Company may terminate the employment of its employees, including executives, at any time, with or without cause.

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

License Agreement with the University of Texas

As of December 31, 2019, the Company had one exclusive patent license agreement (the “UT License Agreement”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under the UT License Agreement, the University of

Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. At the time the UT License Agreement was entered into, the University of Texas was a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand; (ii) pay an annual license maintenance fee in the amount of $10 thousand starting one year from the date of the agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the years ended December 31, 2019 and 2018, the Company incurred immaterial up-front and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreement, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreement, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire upon the expiration of the last patent claim subject to the UT License Agreement. During the year ended December 31, 2019, the Company did not incur any milestone payments. During the year ended December 31, 2018, the Company incurred $0.1 million in milestone payments.

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

License Agreement with Roche Innovation Center Copenhagen A/S (formerly Santaris Pharma A/S)

The Company is party to a license agreement with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S (“RICC”), which was acquired by F. Hoffmann-La Roche Ltd (“Roche”), in 2014. The agreement was entered into in June 2010, was amended in October 2011, amended and restated in December 2012, and further amended in August 2019 (the “RICC License Agreement”). At the time the RICC License Agreement was entered into, Roche was a minority stockholder of the Company.

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

During the years ended December 31, 2019 and 2018, the Company incurred $0.1 million and $0.7 million, respectively, of expense related to a milestone reached under the RICC License Agreement, which is included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2019, the Company made no payments to RICC for raw materials to be used in its drug manufacturing process. During the year ended December 31, 2018, the Company made $0.3 million in payments to RICC for raw materials.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availability of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through December 31, 2019, the Company received $0.9 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, the Company paid an up-front fee of $46 thousand and the Company is obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of December 31, 2019); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

License Agreement with The Brigham and Women’s Hospital

The Company was party to an exclusive patent license agreement (the “BWH License Agreement”) with The Brigham and Women’s Hospital (“BWH”). The BWH License Agreement began in May 2016 and provided the Company with an exclusive, worldwide license, including a right to sublicense, to specified patent rights and a nonexclusive, worldwide license, including a right to sublicense, to specified technology rights of BWH, each related to certain microRNAs believed to be involved in various neurodegenerative disorders.

In December 2019, the Company delivered notice of termination to BWH of the BWH License Agreement, effective March 8, 2020. Per the terms of the BWH License Agreement, the Company is responsible to pay to BWH any unreimbursed, accrued or due patent costs due to BWH as of the termination date. Upon termination of the BWH License Agreement, the Company ceased all use of any licensed patent rights under the BWH License Agreement.

Facility Lease

The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its current office and lab space. In January 2020, the agreement was subsequently amended to extend the term through December 2020. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments, including the impact of tenant improvement allowances, under the operating lease are recognized on a straight-line basis over the full term of the lease.

During the years ended December 31, 2019 and 2018, rent expense was $0.3 million. The Company is also required to pay for operating expenses related to the leased space, which were $0.3 million for the years ended December 31, 2019 and 2018. Future annual minimum payments under the lease as of December 31, 2019 are $0.3 million through December 31, 2020.

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

Common Stock Purchase Agreement - Aspire Capital Fund, LLC

In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. Upon execution of the Aspire Stock Purchase Agreement, the Company sold to Aspire Capital 1,598,465 shares of Common Stock at $0.63 per share for proceeds of $1.0 million (the “Initial Purchase Shares”). As consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement and the Initial Purchase Shares, the Company issued to 959,079 shares of Common Stock to Aspire Capital as a non-refundable commitment fee, for a total issuance of 2,557,544 shares.

In January 2020, the Company sold to Aspire Capital 2,200,000 shares Common Stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. As of March 13, 2020, the Company may sell an additional $14.9 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

The Aspire Stock Purchase Agreement may be terminated by us at any time, at the Company’s discretion, without any cost to the Company. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Stock Purchase Agreement.

Common Stock Purchase Agreement - The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company and The Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a Common Stock Purchase Agreement (the “LLS Stock Purchase Agreement”), which was subsequently assigned to LLS TAP miRagen, LLC (“LLS TAP”) pursuant to an Assignment and Assumption Agreement, effective October 28, 2019 (the “Assignment Agreement”), for the sale of up to $5.0 million of shares of Common Stock to LLS and its affiliates in a private placement (the “Offering”). Under the terms of the LLS Stock Purchase Agreement, the Company may raise up to approximately $5.0 million in gross proceeds by selling shares of Common Stock to LLS and its affiliates in up to five separate closings. The initial closing of the Offering was held on August 6, 2018. At the initial closing, the Company issued 150,987 shares of Common Stock at a price per share equal to $6.62. On October 31, 2019, the Company issued an additional 606,364 shares of Common Stock to LLS TAP at a price per share of approximately $0.82. The Company has received aggregate net proceeds of approximately $1.4 million after expenses incurred in connection with the Offering. The price per share of Common Stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of Common Stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to the Company’s achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021. Based on the modifications to its Phase 2 clinical trial of cobomarsen in CTCL in December 2019, the Company does not anticipate it will achieve any of the remaining milestones under the LLS Stock Purchase Agreement.

Common Stock Sales Agreement

In March 2017, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent in an “at the market” offering.

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

During the year ended December 31, 2019, the Company sold, pursuant to the terms of the ATM Agreement, 658,000 shares of Common Stock, at a weighted average price of $1.19 per share, for aggregate net proceeds of approximately $0.8 million, including commissions to Cowen as sales agent. Since March 2017 and through December 31, 2019, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 1,871,386 shares of Common Stock, at a weighted average price of $6.09 per share, for aggregate net proceeds of approximately $11.0 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Common Stock Public Offerings

In February 2018, the Company entered into an underwriting agreement relating to a public offering of its Common Stock, pursuant to which the Company sold 7,414,996 shares of Common Stock at a price of $5.50 per share, which resulted in net proceeds of approximately $37.9 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

In February 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) as the underwriter relating to a public offering of Common Stock, pursuant to which Oppenheimer purchased 15,000,000 shares of Common Stock and warrants to purchase 7,500,000 shares of Common Stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately, and expires on the fifth anniversary of the date of issuance. The shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of Common Stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of Common Stock, but were issued separately and were immediately separable upon issuance. The combined price to the public in the offering for each share of Common Stock and accompanying half warrant was $1.00, which resulted in approximately $14.0 million of net proceeds to the Company after deducting underwriting commissions and discounts and other estimated offering expenses payable by the Company and excluding.

Series Preferred

As of December 31, 2019, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

10. WARRANTS

As of December 31, 2019, the Company had 46,522 Common Stock warrants outstanding at a weighted average exercise price of $17.93. A summary of outstanding Common Stock purchase warrants as of December 31, 2019 is as follows:

Number of Underlying Shares	Exercise Price	Expiration Date
10,707	$52.50	2020
11,718	$8.53	2025
24,097	$7.15	2024
46,522

Stock purchase warrant activity is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2018	49,349	$27.65
Expired	(2,827)	$187.50
Outstanding at December 31, 2019	46,522	$17.93

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of December 31, 2019, there were 1,305,678 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2020, the share reserve automatically increased by 1,394,475 shares. Cumulative increases to the share reserve through January 1, 2020 consisted of 3,530,773 shares. As of December 31, 2019, there were outstanding stock options to purchase 2,190,922 shares of Common Stock and 1,826,218 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

Options granted under the 2008 Plan and the 2016 Plan have an exercise price equal to the market value of the Common Stock at the date of grant and expire ten years from the date of grant. Generally, options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months. The Company has also granted options that vest in equal monthly or quarterly amounts over periods up to 48 months.

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,863	$4.85
Granted	1,108	$7.37
Exercised	(280)	$0.65
Forfeited or expired	(164)	$9.52
Outstanding at December 31, 2018	3,527	$5.76
Granted	1,078	$2.89
Exercised	(143)	$0.60
Forfeited or expired	(965)	$5.39
Outstanding at December 31, 2019	3,497	$5.19	5.91	$—
Vested or expected to vest at December 31, 2019	3,497	$5.19	5.91	$—
Exercisable as of December 31, 2019	2,388	$5.06	4.68	$—
Vested as of December 31, 2019	2,388	$5.06	4.68	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2019 and 2018 was $0.1 million and $1.6 million, respectively. Cash received from the exercise of stock options during the year ended December 31, 2019 and 2018 was approximately $0.1 million and $0.2 million, respectively.

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the years ended December 31, 2019 and 2018 was $2.31 and $5.41, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected term, in years	6.35	6.35
Expected volatility	98.8%	85.2%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	—%	—%
Weighted-average exercise price	$2.97	$7.37

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of December 31, 2019, the Company had 622,346 shares available for issuance and 121,890 shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$1,677	$1,286
General and administrative	2,293	2,393
Total share-based compensation expense	$3,970	$3,679

As of December 31, 2019, the Company had $4.4 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.09 years.

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

Potentially dilutive securities include the following:

	December 31,
	2019	2018
	(in thousands)
Options to purchase Common Stock	3,497	3,527
Warrants to purchase Common Stock	47	49
Total	3,544	3,576

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

The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Federal and state tax credits	10.1	10.3
State income taxes, net of federal benefit	3.7	3.0
Change in valuation allowance	(31.3)	(32.5)
Other permanent items	(3.9)	(1.0)
Change in tax rate	—	(0.7)
Other, net	0.4	(0.1)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net operating loss carryforwards	$32,792	$24,137
Tax credits	10,812	6,571
Accruals and reserves	829	854
Stock-based expense	1,202	876
Start-up costs	605	698
Gross deferred tax assets	46,240	33,136
Valuation allowance	(46,240)	(33,136)
Net deferred tax assets	$—	$—

At December 31, 2019, the Company had approximately $133.0 million and $10.8 million of net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2029. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions, the Company estimated an aggregate limitation on the utilization of net operating loss carryforwards of $4.6 million. In addition to the limitation of net operating losses of $4.6 million, approximately $2.8 million of research and development tax credits were derecognized with the inability of the Company to ever realize a benefit from those credits in the future.

As of December 31, 2019 and 2018, the Company’s net deferred tax assets before valuation allowance was $46.2 million and $33.1 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2019 and 2018. The change in valuation allowance was an increase of $13.1 million in 2019 and an increase of $10.6 million in 2018.

The Company has concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2019 and 2018. As of December 31, 2019 and 2018, the Company had no accrued interest related to uncertain tax positions.

The Company’s federal and state returns for 2014 through 2019 remain open to examination by tax authorities.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2019:

	For the Quarters Ended
	March	June	September		December
	(unaudited, in thousands)
Revenue	$372	$2,514	$695		$880
Research and development expenses	(8,751)	(8,599)	(9,027)	(1)	(8,417)	(2)
General and administrative expenses	(3,357)	(2,857)	(2,898)	(1)	(2,534)	(2)
Other income (expense), net	107	46	—		(47)
Net loss	$(11,629)	$(8,896)	$(11,230)		$(10,118)
Comprehensive loss	$(11,624)	$(8,887)	$(11,238)		$(10,121)
Net loss per share, basic and diluted	$(0.38)	$(0.29)	$(0.36)		$(0.31)
____________________

(1)
Restructuring charges of $1.1 million were recorded during the quarter, of which $0.9 million was recorded in research and development expenses and $0.2 million recorded in general and administrative expenses.

(2)
Restructuring charges of $0.9 million were recorded during the quarter, of which $0.8 million was recorded in research and development expenses and $0.1 million recorded in general and administrative expenses.

The tables below summarize the Company’s unaudited quarterly operating results for the year ended December 31, 2018:

	For the Quarters Ended
	March	June	September	December
	(unaudited, in thousands)
Revenue	$4,784	$2,182	$944	$476
Research and development expenses	(6,413)	(8,375)	(7,399)	(8,234)
General and administrative expenses	(2,990)	(2,668)	(2,696)	(2,695)
Other income (expense), net	(42)	147	140	136
Net loss	$(4,661)	$(8,714)	$(9,011)	$(10,317)
Comprehensive loss	$(4,661)	$(8,710)	$(9,021)	$(10,314)
Net loss per share, basic and diluted	$(0.18)	$(0.29)	$(0.29)	$(0.33)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAGEN THERAPEUTICS, INC.

Date: March 13, 2020	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2020	By:	/s/ Jason A. Leverone
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

Signature	Title	Date

/s/ William S. Marshall	President, Chief Executive Officer, and Director	March 13, 2020
William S. Marshall, Ph.D.	(Principal Executive Officer)

/s/ Jason A. Leverone	Chief Financial Officer, Treasurer, and Secretary	March 13, 2020
Jason A. Leverone	(Principal Financial Officer; Principal Accounting Officer)

/s/ Jeffrey S. Hatfield	Chairman of the Board	March 13, 2020
Jeffrey S. Hatfield

/s/ Christopher Bowden	Director	March 13, 2020
Christopher Bowden, M.D.

/s/ Thomas E. Hughes	Director	March 13, 2020
Thomas E. Hughes, Ph.D.

/s/ Kevin Koch	Director	March 13, 2020
Kevin Koch, Ph.D.

/s/ Arlene M. Morris	Director	March 13, 2020
Arlene M. Morris

/s/ Joseph L. Turner	Director	March 13, 2020
Joseph L. Turner