Form 10-Q
period 2020-03-31
MIRAGEN THERAPEUTICS, INC.
filed 2020-05-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
 or
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

As of May 1, 2020, there were 53,077,348 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$36,103	$24,846
Short-term investments	—	1,999
Accounts receivable	4	108
Prepaid expenses and other current assets	2,234	2,786
Total current assets	38,341	29,739
Property and equipment, net	443	523
Operating lease right-of-use asset, net	266	—
Total assets	$39,050	$30,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,629	$1,096
Accrued liabilities	3,055	5,108
Current portion of note payable	3,977	3,976
Total current liabilities	8,661	10,180
Note payable, net of current portion	3,389	4,328
Total liabilities	12,050	14,508
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,077,348 and 34,861,876 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	531	349
Additional paid-in capital	202,685	183,574
Accumulated deficit	(176,216)	(168,169)
Total stockholders’ equity	27,000	15,754
Total liabilities and stockholders’ equity	$39,050	$30,262

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Collaboration revenue	$681	$348
Grant revenue	147	24
Total revenue	828	372
Operating expenses:
Research and development	6,103	8,751
General and administrative	2,723	3,357
Total operating expenses	8,826	12,108
Loss from operations	(7,998)	(11,736)
Other income (expense):
Interest and other income	95	339
Interest and other expense	(141)	(232)
Net loss	(8,044)	(11,629)
Change in unrealized gain on investments	—	5
Comprehensive loss	$(8,044)	$(11,624)

Net loss	$(8,044)	$(11,629)
Net loss per share, basic and diluted	$(0.18)	$(0.38)
Weighted-average shares used to compute basic and diluted net loss per share	45,476,338	30,886,085

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	34,861,876	$349	$183,574	$—	$(168,169)	$15,754
Prior period adjustment from adoption of ASC 842	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	15,000,000	150	13,731	—	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	2,200,000	22	4,027	—	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	975,063	10	660	—	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	17,238	—	13	—	—	13
Issuance of common stock for cash under employee stock purchase plan	23,171	—	16	—	—	16
Share-based compensation expense	—	—	664	—	—	664
Net loss	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	53,077,348	$531	$202,685	$—	$(176,216)	$27,000

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock under the 2017 ATM, net of issuance costs	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance at March 31, 2019	30,921,219	$309	$178,570	2	$(137,925)	$40,956

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,044)	$(11,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	664	1,018
Implementation of ASC 842 and other non-cash lease expenses	75	—
Non-cash interest expense	63	94
Depreciation and amortization	68	73
Loss on sale of equipment	11	—
Amortization of premiums and discounts on available-for-sale securities	(1)	(182)
Changes in operating assets and liabilities:
Accounts receivable	104	18
Prepaid expenses and other assets	436	(298)
Accounts payable	410	(54)
Accrued and other liabilities	(2,245)	(849)
Net cash used in operating activities	(8,459)	(11,809)
Cash flows from investing activities:
Purchases of short-term investments	—	(23,783)
Maturities of short-term investments	2,000	21,000
Proceeds from sale of property and equipment	1	—
Purchases of property and equipment	—	(37)
Net cash provided by (used in) investing activities	2,001	(2,820)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	19,754	138
Payment of issuance costs associated with the sale of common stock	(1,068)	(4)
Payments of principal on note payable	(1,000)	—
Proceeds from stock purchases under employee stock purchase plan	16	84
Proceeds from the exercise of stock options	13	—
Net cash provided by financing activities	17,715	218
Net increase (decrease) in cash and cash equivalents	11,257	(14,411)
Cash and cash equivalents at beginning of period	24,846	32,606
Cash and cash equivalents at end of period	$36,103	$18,195

Supplemental disclosure of cash flow information
Cash paid for interest	$61	$136
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$30	$1
Change in unrealized gain on investments	$—	$5

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “miRagen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. The Company has three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. The Company is developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, including cutaneous T-cell lymphoma and adult T-cell leukemia/lymphoma. Cobomarsen is an inhibitor of microRNA‑155, which is found at abnormally high levels in malignant cells of several blood cancers. The Company is also developing remlarsen and MRG-229, which are product candidates being developed for the treatment of patients with pathological fibrosis. These product candidates are replacements for microRNA‑29 (“miR‑29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. MRG-110, an inhibitor of microRNA‑92, is the Company’s product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

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

Liquidity

The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, up-front milestones, and reimbursements received under a prior license and collaboration agreement. Since its inception and through March 31, 2020, the Company has generated an accumulated deficit of $176.2 million. As of March 31, 2020, the Company had approximately $36.1 million in cash and cash equivalents. Based on its current operating plans, management believes that the Company’s cash and cash equivalents, combined with the effect of the six-month deferral of interest-only payments and the maturity date related to the Company’s loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”) in April 2020 (see Note 7. Notes Payable), will be sufficient to fund the Company’s operations into the third quarter of 2021.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The Company cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on the Company’s liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on the Company’s liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for the Company to enroll patients in any future clinical trials or cause the Company to further delay enrollment or announcement of results from its ongoing clinical trials. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce the Company’s ability to secure debt or equity financing necessary to support the Company’s operations. The Company is unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the COVID-19 pandemic.

The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Since its inception and through March 31, 2020, the Company has generated an accumulated deficit of $176.2 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to incur significant expenses and operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for, its product candidates. It is expected that operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

The Company will continue to require additional capital beyond its current cash runway guidance of into the third quarter of 2021 to continue its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions, including resulting from the ongoing COVID-19 pandemic.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period, or for any other future year. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Restructuring and Other Charges

The Company accounts for exit or disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including. In 2020 and 2019, the Company implemented two phases of a restructuring plan to streamline the organization, reduce costs, and direct resources to advance the Company’s primary operating goals.

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

Prior to 2019, the Company determined the value of Common Stock options issued to non-employees (other than members of its board of directors) using the Black-Scholes option pricing model and adjusting the value of such awards to current fair value each reporting period until the awards were vested or a performance commitment had otherwise been reached. After adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718), on January 1, 2019, non-employee stock options are valued at the award’s inception using grant-date fair value, in the same manner of stock options granted to employees. Any outstanding and partially vested non-employee stock option shares were remeasured on January 1, 2019. The adoption of this standard had an immaterial impact on the Company’s condensed consolidated financial statements.

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

As of March 31, 2020, the Company did not have any balances associated with available-for-sale securities. As of December 31, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $2.0 million, fair value of $2.0 million, and no associated unrealized gain or loss. The Company had no long-term investments as of March 31, 2020 or December 31, 2019.

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

	March 31, 2020		December 31, 2019
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$36,896	$—	$25,263	$—
U.S. treasury securities (included in short-term investments)	—	—	1,999	—
Total assets	$36,896	$—	$27,262	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

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

The Company accounts for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for Common Stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in interest and other expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 10. Warrants.

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

Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s existing operating lease assets and liabilities were recognized upon the date of transition to ASC 842, on January 1, 2020. Going forward the Company’s operating lease assets and liabilities will be recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued liabilities in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 8. Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.
Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the statement of stockholders’ equity. The Company had no realized or unrealized gains or losses during the three months ended March 31, 2020. The Company had an unrealized gain of $5 thousand and no realized gains or losses during the three months ended March 31, 2019.
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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2020 and 2019.

The legislation informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act did not have a material impact on the Company’s condensed consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). The Company adopted ASC 842 on January 1, 2020, using the optional transition method permitted by ASU No. 2018-11. The Company’s building operating lease commitments are subject to the new standard, which resulted in an operating lease liability of $0.4 million and a right-of-use asset of $0.4 million, with no material effect on the Company’s condensed consolidated statements of operations and comprehensive loss.

3. RESTRUCTURING PLAN

In August 2019, the Company began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of the Company’s then total workforce. The eliminated positions were primarily related to research and development and corresponding project, general, and administrative support. Through March 31, 2020, the Company had recorded cumulative restructuring expense of $2.2 million and expects to incur approximately $0.2 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

The Company recorded $0.1 million in restructuring charges during the three months ended March 31, 2020, which was primarily related to retention transactions and recorded in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the Company’s accrued restructuring liability balance and associated activity (in thousands):

	December 31, 2019	Additions	Cash Payments	March 31, 2020
Retention	$935	$119	$(935)	$119
Severance and severance-related expenses	580	—	(283)	297
Total restructuring liability	$1,515	$119	$(1,218)	$416

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

As of January 1, 2019, the date of the initial application of ASC 606 by the Company, the remaining total transaction price associated with the Servier Collaboration Agreement was determined to be approximately $3.1 million consisting of maximum reimbursements of development costs under the development plan. During February 2019, the Joint Steering Committee approved an additional $1.0 million of development plan activities. As of January 1, 2019, the Company identified up to $60.4 million in development and regulatory milestones under the Servier Collaboration Agreement, and the Company had recognized $7.5 million in milestone revenue through the initial application date. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. The Company considered the stage of development and the risks associated with the remaining development required to achieve these milestones, as well as whether the achievement of the milestones is outside the control of the Company. The Company determined that the remaining milestone payments were fully constrained, as a result of the uncertainty whether the milestones would be achieved by March 31, 2020. The Company also determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and, therefore, these payments have also been excluded from the transaction price. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2020, no adjustments to the transaction price were noted.

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

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $1 thousand and $0.3 million as of March 31, 2020 and December 31, 2019, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities. The amounts recognized in 2019 under ASC 606 did not materially differ from what the Company would have recognized under ASC 605.

During the three months ended March 31, 2020 and 2019, the Company recorded collaboration revenue related to reimbursable research and development costs under the Servier Collaboration Agreement of $0.7 million and $0.3 million, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Lab equipment	$2,507	$2,507
Leasehold improvements	741	741
Computer hardware and software	403	457
Furniture and fixtures	166	166
Property and equipment, gross	3,817	3,871
Less: accumulated depreciation and amortization	(3,374)	(3,348)
Property and equipment, net	$443	$523

During the three months ended March 31, 2020 and 2019, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$1,012	$2,259
Accrued employee compensation and related taxes	524	508
Restructuring liability	416	1,515
Accrued legal fees and expenses	323	284
Operating lease liability	306	—
Accrued other professional service fees	282	254
Value of liability-classified stock purchase warrants	100	100
Deferred and accrued facility lease obligations	—	66
Accrued equipment and lab materials	11	1
Other accrued liabilities	81	121
Total accrued liabilities	$3,055	$5,108

7. NOTE PAYABLE

2017 Silicon Valley Bank Loan Agreement

In November 2017, the Company entered into the 2017 SVB Loan Agreement. Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended maturity date by an additional six months. Amounts outstanding bear interest at the prime rate (3.25% and 4.75% at March 31, 2020 and December 31, 2019, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of March 31, 2020, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Principal amount outstanding	$6,667	$7,667
Unamortized debt discount	(27)	(32)
Accreted final payment fee	726	669
Total note payable	7,366	8,304
Less: current maturities	(3,977)	(3,976)
Note payable, net of current portion	$3,389	$4,328

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of March 31, 2020 for the respective calendar years are as follows (in thousands):

2020	$3,000
2021	3,667
Total	$6,667

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of March 31, 2020 (after giving effect to the amendment of the 2017 SVB Loan Agreement in April 2020), for the respective calendar years would have been as follows (in thousands):

2020	$1,000
2021	4,000
2022	1,667
Total	$6,667

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

Employment Agreements

The Company has entered into agreements with its executives and its employees that provide for base salary, severance, eligibility for bonuses, and other generally available benefits. The agreements provide that the Company may terminate the employment of its employees, including executives, at any time, with or without cause.

If an employee under an employment agreement is terminated without cause, as defined in the employment agreements, or an employee under an employment agreement resigns for good reason, as defined in the employment agreements, then the employee under the employment agreement is entitled to receive, upon the execution of a release agreement, a severance package consisting of one or more of the following provisions: (i) the equivalent of up to 3 months of the employee’s base salary in effect immediately prior to date of termination; (ii) acceleration of vesting of the equivalent of up to 3 months of vesting of the executive’s outstanding unvested stock options or other equity awards that were outstanding as of the effective date of the executive’s employment agreement; and (iii) up to 3 months of continued health coverage.

If an executive is terminated without cause or resigns for good reason within one month prior to or 12 months following a change of control, as defined in the employment agreements, the executive is entitled to receive, upon the execution of a release agreement, a severance package consisting of: (i) the equivalent of 12 months of the executive’s base salary in effect immediately prior to date of termination; (ii) the vesting in full of the executive’s then-outstanding stock options or other equity awards subject to time-

based vesting; and (iii) 12 months of continued health coverage. Solely in the case of the Company’s Chief Executive Officer, if such termination occurs one month before or 12 months following a change of control, then, upon the execution of a release agreement, the executive is entitled to: (i) the equivalent of 24 months of the executive’s base salary in effect immediately prior to the date of termination; (ii) the vesting in full of the executive’s outstanding stock options or other equity awards subject to time-based vesting; and (iii) 12 months of continued health coverage.

License Agreement with the University of Texas

As of March 31, 2020, the Company had one exclusive patent license agreement (the “UT License Agreement”) with the Board of Regents of The University of Texas System (the “University of Texas”). Under the UT License Agreement, the University of Texas granted the Company exclusive and nonexclusive licenses to certain patent and technology rights. At the time the UT License Agreement was entered into, the University of Texas was a minority stockholder of the Company.

In consideration of rights granted by the University of Texas, the Company is required to: (i) pay a nonrefundable up-front license documentation fee in the amount of $10 thousand; (ii) pay an annual license maintenance fee in the amount of $10 thousand starting one year from the date of the agreement; (iii) reimburse the University of Texas for actual costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights prior to the effective date; and (iv) bear all future costs of and manage the filing, prosecution, enforcement, and maintenance of patent rights. During the three months ended March 31, 2020 and 2019, the Company incurred immaterial up-front and maintenance fees, which were recorded as research and development expense. All costs related to the filing, prosecution, and maintenance of patent and technology rights are recorded as general and administrative expense when incurred.

Under the terms of the UT License Agreement, the Company may be obligated to make the following future milestone payments for each licensed product candidate: (i) up to approximately $0.6 million upon the initiation of defined clinical trials; (ii) $2.0 million upon regulatory approval in the United States; and (iii) $0.5 million per region upon regulatory approval in other specified regions. Additionally, if the Company or any of its sublicensees successfully commercializes any product candidate subject to the UT License Agreement, it is responsible for royalty payments in the low-single digits based upon net sales of such licensed products and payments at a percentage in the mid-teens of any sublicense income, subject to specified exceptions. The University of Texas’s right to these royalty payments will expire upon the expiration of the last patent claim subject to the UT License Agreement. During the three months ended March 31, 2020 and 2019, the Company did not incur any milestone payments.

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

During the three months ended March 31, 2020 and 2019, the Company did not incur expense related to any milestones reached under the RICC License Agreement.

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

During the three months ended March 31, 2020 and 2019, the Company did not make any payments to RICC for raw materials to be used in its drug manufacturing process.

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availability of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through March 31, 2020, the Company has received $1.0 million under the Yale Agreements.

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

In consideration of rights granted by t2cure, the Company paid an up-front fee of $46 thousand and the Company is obligated to: (i) pay an annual license maintenance fee in the amount of €3 thousand ($3 thousand as of March 31, 2020); and (ii) reimburse t2cure for costs incurred in conjunction with the filing, prosecution, enforcement, and maintenance of patent rights.

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

Lease Obligation Payable

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method provided by ASU No. 2018-11, which requires recognition of a right-of-use asset and a lease liability for all leases at the transition date, based on the present value of the lease payment over the lease term.

The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its current office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. As of March 31, 2020, the lease was scheduled to mature on December 31, 2020, but was subsequently amended in April 2020 to extend the maturity to December 31, 2021.

The Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.4 million as of January 1, 2020, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term. As a result of the transition to ASC 842, the Company recorded an immaterial prior-period adjustment, as a cumulative-effect adjustment, at January 1, 2020.

The interest rate implicit in the lease contract is not readily determinable and as such, the Company’s uses an incremental borrowing rate, based on prior borrowing rates, at the implementation date. This is an internally developed rate that would be incurred to borrow, with similar collateral, over the term of the lease.

Amortization of the operating lease right-of-use asset, and corresponding reduction of operating lease obligation, amounted to $0.1 million for the three months ended March 31, 2020, and was included in operating expense. As of March 31, 2020, the remaining lease term was nine months. In April 2020, the lease was amended to extend the term to December 31, 2021.

During the three months ended March 31, 2020 and 2019, lease rental expense, and the corresponding cash outflow, was approximately $0.1 million. Future minimum payments as of March 31, 2020 were approximately $0.3 million, through December 31, 2020. After giving effect to the April 2020 lease amendment, future minimum payments were approximately $0.7 million through December 31, 2021.

The Company is also required to pay for operating expenses related to the leased space, which were $0.1 million for the three months ended March 31, 2020 and 2019. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

In January 2020, the Company sold to Aspire Capital 2,200,000 shares Common Stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. As of May 8, 2020, the Company may sell an additional $14.9 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

The Aspire Stock Purchase Agreement may be terminated by the Company at any time, at the Company’s discretion, without any cost to the Company. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages in the Aspire Stock Purchase Agreement.

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

During the three months ended March 31, 2020, the Company sold, pursuant to the terms of the ATM Agreement, 975,063 shares of Common Stock, at a weighted average price of $0.72 per share, for aggregate net proceeds of approximately $0.7 million, including commissions to Cowen as sales agent. Since March 2017 and through March 31, 2020, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 2,846,449 shares of Common Stock, at a weighted average price of $4.25 per share, for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

Common Stock Public Offering

In February 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) as the underwriter relating to a public offering of Common Stock, pursuant to which Oppenheimer purchased 15,000,000 shares of Common Stock and warrants to purchase 7,500,000 shares of Common Stock. Each whole warrant has an exercise price of $1.10 per share and expires on the fifth anniversary of the date of issuance. The shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of Common Stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of Common Stock but were issued separately and were immediately separable upon issuance. The combined price to the public in the offering for each share of Common Stock and accompanying half warrant was $1.00, which resulted in approximately $13.9 million of net proceeds to the Company after deducting underwriting commissions and discounts and other estimated offering expenses payable by the Company and excluding the proceeds, if any, from the exercise of the warrants.

Series Preferred

As of March 31, 2020, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

10. WARRANTS

Upon the issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants are classified as liabilities when the Company may be required to settle a warrant exercise in cash and classified as equity when the Company settles a warrant exercise in shares of its common stock.

Liability-classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, and are reflected as a warrant liability on the Company’s consolidated balance sheets with the change in the warrant liability during each reporting period reflected as a gain (loss) from change in fair value of warrant liability in the consolidated statement of operations.

	Number of Underlying Shares (1)		Weighted Average Exercise Price at March 31, 2020	Remaining Contractual Life at March 31, 2020 (No. Years)
	March 31, 2020	December 31, 2019
Liability-classified warrants
Issued April 2017	11,718	11,718	$8.53	5.08

Equity-classified warrants
Issued February 2020 (2)	7,500,000	—	$1.10	4.86
Issued November 2017	24,097	24,097	$7.15	4.63
Acquired February 2017	—	10,707	$—	—
Subtotal	7,524,097	34,804	$1.12
Total warrants	7,535,815	46,522	$1.13
____________________

(1)
If the Company subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of its common stock into a smaller number of shares, the warrant exercise price is proportionately reduced and the number of shares under outstanding warrants is proportionately increased. Additionally, if the Company combines (by combination, reverse stock split or otherwise) its outstanding shares of common stock into a smaller number of shares, the warrant exercise price is proportionately increased and the number of shares under outstanding warrants is proportionately decreased.

(2)	Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the three months ended March 31, 2020 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2019	46,522	$17.93
Granted	7,500,000	$1.10
Expired	(10,707)	$52.50
Outstanding at March 31, 2020	7,535,815	$1.13

Liability-Classified Warrants
Unless the warrant contract specifies otherwise, the Company uses the Black-Scholes option pricing model to determine the fair value of its warrants at the date of issue and outstanding at each reporting date. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, the Company uses the historical volatility of peer entities, due to the lack of sufficient historical data of its stock price.

In connection with the 2017 merger, the Company exchanged warrants issued in 2015 for new warrants to purchase 11,718 shares of its Common Stock. These warrants have an exercise price of $8.53 per share and expire ten years from the date of issuance.

The fair value of the warrants issued in April 2015, was determined by the redemption amount of $0.1 million, or $8.53 per share, as stated in the warrant contract.

Equity-Classified Warrants
In connection with the Company’s public offering of its Common Stock and warrants that closed in February 2020, the Company issued warrants to purchase 7,500,000 shares of its common stock at a price of $1.10 per share that expire five years from the date of issuance. The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the warrants have been classified as equity with no subsequent remeasurement as long as the warrants continue to be classified as equity.

In connection with the 2017 merger, the Company assumed 13,534 outstanding warrants to purchase shares of Common Stock at an exercise price of $52.50 per share. In June 2019, 2,827 of these warrants expired. The remaining 10,707 warrants expired on February 17, 2020. At issuance, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.

In connection with a debt financing in 2017, the Company issued detachable warrants to purchase up to 24,097 shares of the Company’s Common Stock at an exercise price of $7.15 per share that expire seven years from the date of issuance. At issuance, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of March 31, 2020, there were 1,072,787 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2020, the share reserve automatically increased by 1,394,475 shares. Cumulative increases to the share reserve through January 1, 2020 consisted of 3,530,773 shares. As of March 31, 2020, there were outstanding stock options to purchase 3,732,288 shares of Common Stock and 1,895,040 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,497	$5.19	5.91	$—
Granted	1,778	$0.89
Exercised	(17)	$0.76
Forfeited or expired	(453)	$6.62
Outstanding at March 31, 2020	4,805	$3.48	6.93	$—
Vested or expected to vest at March 31, 2020	4,805	$3.48	6.93	$—
Exercisable as of March 31, 2020	2,099	$4.84	5.42	$—
Vested as of March 31, 2020	2,099	$4.84	5.42	$—

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the three months ended March 31, 2020 and 2019 was $0.61 and $2.37, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term, in years	5.90	6.36
Expected volatility	89.7%	98.5%
Risk-free interest rate	0.9%	2.6%
Expected dividend yield	—%	—%
Weighted-average exercise price	$0.89	$2.95

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of March 31, 2020, the Company had 947,793 shares available for issuance and 145,061 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$187	$395
General and administrative	477	623
Total share-based compensation expense	$664	$1,018

As of March 31, 2020, the Company had $4.6 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.16 years.

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

Potentially dilutive securities include the following:

	March 31,
	2020	2019
	(in thousands)
Options to purchase Common Stock	4,805	4,444
Warrants to purchase Common Stock	7,536	49
Total	12,341	4,493

13. SUBSEQUENT EVENTS
In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million, to Silicon Valley Bank (the “Bank”), the lender.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the PPP Loan for qualifying and other related expenses. The Company can provide no assurance that it will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including (i) the Company’s failure to make a payment when due under the Note, (ii) the Company’s failure to do anything required by the Note or any other loan document, (iii) if the Company defaults on any other loan with the Bank, (iv) the Company’s failure to preserve, or account to the Bank’s satisfaction for, any of the collateral or its proceeds, (v) the Company’s failure, or anyone acting on behalf of the Company’s failure, to disclose any material fact to the Bank or the SBA, (vi) if the Company makes, or anyone acting on behalf of the Company makes, a materially false or misleading representation to the Bank or the SBA, (vii) the Company’s default on any loan or agreement with another creditor, if the Bank believes the default may materially affect the Company’s ability to pay the Note, (viii) the Company’s failure to pay any taxes when due, (ix) if the Company becomes the subject of a proceeding under any bankruptcy or insolvency law, (x) if the Company has a receiver or liquidator appointed for any part of the Company’s business or property, (xi) if the Company makes an assignment for the benefit of creditors, (xii) if the Company has any adverse change in financial condition or business operation that the Bank believes may materially affect the Company’s ability to pay the Note, (xiii) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the Bank’s prior written consent, or (xiv) if the Company becomes the subject of a civil or criminal action that the Bank believes may materially affect the Company’s ability to pay the Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, liquidity, future revenue, projected expenses, results of operations, expectations concerning the timing and our ability to report data from ongoing and planned non-clinical studies and clinical trials, prospects, plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report, to “miRagen,” “company,” “we,” “us” and “our” or similar references refer to Miragen Therapeutics, Inc., and our consolidated subsidiaries.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2020. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. We have three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. We are developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, or miR-155, including cutaneous T-cell lymphoma, or CTCL, and adult T‑cell leukemia/lymphoma, or ATLL. Cobomarsen is an inhibitor of miR-155, which is found at abnormally high levels in malignant cells of several blood cancers. We are also developing remlarsen and MRG-229, which are product candidates being developed for the potential treatment of patients with pathological fibrosis. These product candidates are replacements for miR‑29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. MRG-110, an inhibitor of microRNA-92, or miR‑92, is our product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

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

•
Cutaneous T-Cell Lymphoma (CTCL): As a result of the COVID-19 pandemic, we have seen an impact on clinical activities at some sites where the SOLAR trial is being conducted. While most clinical sites in the SOLAR trial remain active and over half of the patients had been on the trial for a sufficient period of time to provide topline data prior to the escalation of the COVID-19 pandemic, other patients have missed, or are at risk for missing, doses or in-person site visits for the collection of primary endpoint patient data. We have implemented home infusion services for this trial, as needed, and activated these services for those patients who could not receive the infusions at their clinical site. This is intended to mitigate some of the impact of the COVID-19 pandemic on the SOLAR trial. However, the collection of primary endpoint patient data requires in-person visits at clinical trial sites, which may require patients to be on the trial longer.

We are actively monitoring the effects of the COVID-19 pandemic on the SOLAR trial but cannot predict at this time when we will be able to collect uninterrupted endpoint data, with consistent dosing, in all remaining patients in the SOLAR trial. Accordingly, we no longer expect to report topline data from the SOLAR trial in the third quarter of 2020.

•
Adult T-Cell Leukemia/Lymphoma (ATLL): In January 2020, we announced positive data for cobomarsen in ATLL patients with residual disease from this first-in-human Phase 1 clinical trial. In this trial, cobomarsen was observed to prolong disease stabilization and median survival time in aggressive ATLL patients with persistent residual disease after chemotherapy and other therapies. The disease stabilization in these patients is marked by a decrease in biomarkers of tumor cells activation and proliferation, providing evidence of the biological mechanism effect of cobomarsen on disease stabilization. Based on these results, we announced that we are focusing our cobomarsen expansion indication efforts on ATLL and expect to request a meeting with the FDA in the second quarter of 2020 to explore a potential expedited development path for cobomarsen in ATLL. Under normal circumstances, we would expect to meet with the FDA in the third quarter of 2020. However, as the FDA prioritizes its efforts on COVID-19, it is uncertain if the meeting will occur on the standard FDA timeline. We therefore cannot provide assurances that the meeting will occur as originally expected in the third quarter of 2020.

Remlarsen and MRG-229 are miR-29 mimics, or replacements for miR-29, a microRNA that is found at abnormally low levels in a number of pathologic fibrotic conditions.

•
Idiopathic Pulmonary Fibrosis (MRG-229): In December 2019, we announced that our preclinical pipeline development efforts will be primarily focused on the development of MRG-229 as a potential treatment for patients with idiopathic lung fibrosis, or IPF. We believe that the efficacy and safety profile of MRG-229 we have observed in preclinical studies positions it as a potentially differentiated approach for IPF. This program is supported in part by a grant in collaboration with the National Institutes of Health, or NIH, and Yale University. During the first quarter of 2020, we made progress in our preclinical studies leading to the release of additional funding by the NIH in April 2020. We expect to report additional preclinical safety and efficacy data for MRG-229 during the second quarter of 2020.

•
Cutaneous and Ocular Fibrosis (Remlarsen): We are currently working to complete our analysis of the one-year primary endpoint data for our Phase 2 clinical trial of remlarsen. Due to the potential impact of the COVID-19 pandemic on clinical sites, we cannot accurately predict when we will report the final topline data from this clinical trial, which was previously expected to be released in the second half of 2020.

We are also evaluating remlarsen in ocular fibrotic indications, such as corneal injury and keratitis. In preclinical studies, we have observed that topical administration of remlarsen to an injured rat cornea resulted in faster healing of the cornea and reduced scarring/hazing. Remlarsen has also been observed in in vitro studies to regulate miR-29 pharmacodynamic biomarkers in the cornea. We intend to seek a collaboration partner for the future development of remlarsen in cutaneous and ocular fibrotic indications.

MRG-110 is an inhibitor of miR-92, a microRNA expressed in endothelial cells, which has been observed in preclinical studies to be a regulator of new blood vessel creation and other wound healing processes.

•
Tissue Repair: During the fourth quarter of 2019, we announced data from two Phase 1 clinical trials of MRG-110 in normal human volunteers, in which administration of MRG-110 was observed to increase angiogenesis, as demonstrated by increased perfusion and histological markers of neoangiogenesis, and to reduce alpha-smooth muscle actin (α-SMA) expression, which has been shown to correlate with activation of myofibroblasts. A total of 65 subjects were exposed for up to three weeks. MRG-110 was shown to be generally safe and well tolerated, with no evidence of unwanted distal angiogenesis, acute inflammatory toxicities, or significant abnormalities in laboratory tests of the liver, kidney, or blood, and no injection site reactions. We believe that MRG-110 may have the potential to be used for the treatment of heart failure and other conditions where patients may benefit from increased vascular flow and for accelerating healing in indications such as burns, skin flaps, grafts, or laparotomy or sternotomy incisions in patients with high risk of poor wound closure.

Financial Operations Overview

Revenue

Our revenue has historically consisted primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Servier, or collectively, Servier, for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.

In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. We completed certain activities under the Servier Collaboration Agreement through the effective termination date in February 2020, which included finalizing two Phase 1 clinical trials of MRG-110, for which we previously reported data. The activities eligible for reimbursement under the Servier Collaboration Agreement are considered a research and development performance obligation and revenue was recognized through the termination date.

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

Other income (expense)

Other income (expense) consists primarily of interest income, interest expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments. Interest expense is comprised of interest incurred under our note payable.

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

Clinical Trial and Preclinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by external service providers and for other trial-related activities. The timing and amount of expenses we incur through our external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$828	$372
Research and development expenses	6,103	8,751
General and administrative expenses	2,723	3,357
Other income (expense), net	(46)	107
Net loss	$(8,044)	$(11,629)

Revenue

Revenue was $0.8 million during the three months ended March 31, 2020, compared to $0.4 million during the three months ended March 31, 2019. The increase in revenue was due primarily to an increase in grant revenue of $0.1 million and an increase in research and development and other activities reimbursable to us under the Servier Collaboration Agreement of $0.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses were $6.1 million during the three months ended March 31, 2020, compared to $8.8 million during the three months ended March 31, 2019. The decrease in research and development expenses of $2.7 million in 2020 was driven primarily by:

•	decreased personnel-related costs of $1.4 million related to share-based compensation charges and consulting and contract labor costs due to a reduction in employee headcount;

•
decreased clinical development and related manufacturing expenses of $0.9 million, primarily related to reduced expenses incurred in connection with the clinical development of cobomarsen in the three months ended March 31, 2020; and

•	decreased other miscellaneous expenses of $0.3 million associated with the reduction in headcount, travel, and other research activities.

General and Administrative Expenses

General and administrative expenses were $2.7 million during the three months ended March 31, 2020, compared to $3.4 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, our general and administrative costs decreased as compared to the three months ended March 31, 2019 primarily due to decreased personnel-related costs of $0.4 million, decreased legal expense of $0.3 million, offset by increased other professional fees of $0.1 million.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of March 31, 2020, we had $36.1 million in cash and cash equivalents. Based on our current operating plans, we believe that our cash and cash equivalents, combined with the effect of the six-month deferral of interest-only payments and the maturity date related to the amended SVB Loan Agreement in April 2020, will be sufficient to fund our operations for the period one year following the issuance of the accompanying condensed consolidated financial statements in this Quarterly Report. We expect that our current resources will be sufficient to fund our current operations into the third quarter of 2021.

In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 2,846,449 shares of our common stock through April 30, 2020 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.”

In August 2018, we and the Leukemia and Lymphoma Society, or LLS, entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock, or the LLS Offering, to LLS and its affiliates under the LLS Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned to LLS TAP Miragen, LLC, or LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we may raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS and its affiliates, including LLS TAP, in up to five separate closings upon the achievement of specified development milestones. At the initial closing in August 2018, we issued 150,987 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $0.9 million. Subsequently, on October 31, 2019, we issued 606,364 shares of common stock to LLS TAP for net proceeds of $0.5 million in a subsequent closing. We have received net proceeds of $1.4 million, in the aggregate to date under the LLS Stock Purchase Agreement. The price per share of our common stock to be sold in any subsequent closing will be equal to the average of the volume weighted-average prices of a share of our common stock on the Nasdaq Capital Market for the three trading days beginning with the first trading day after the date of achievement of the relevant milestone for each such closing. Each closing is subject to our achievement of specified operational milestones under the LLS Stock Purchase Agreement and other customary closing conditions, provided, however, that each such closing must be completed prior to December 31, 2021. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into a common stock purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Agreement. Upon execution of the Aspire Agreement, we sold to Aspire Capital 1,598,465 shares of common stock at $0.63 per share for proceeds of $1.0 million as the Initial Purchase Shares. In January 2020, we sold to Aspire Capital 2,200,000 shares our common stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. After giving effect to these sales, we may sell an additional $14.9 million to Aspire Capital. Under the Aspire Agreement, we have the right, in our sole discretion, on any trading day selected by us, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per business day, up to $20.0 million of our common stock, in the aggregate and inclusive of the Initial Purchase Shares, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. We also have the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price, or the VWAP Purchase Price, equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price, or each such purchase, a VWAP Purchase. We have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if we have also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require. In consideration for entering into the Aspire Agreement, concurrently with the execution of the Aspire Agreement, we issued to Aspire Capital 959,079 shares of our common stock.

In February 2020, we entered into an underwriting agreement, or the 2020 Underwriting Agreement with Oppenheimer & Co. Inc., as sole underwriter, or the Underwriter, relating to our 2020 public offering, or the 2020 Public Offering. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause us to further delay enrollment or announcement of results from our ongoing clinical trials. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The financial statements included with this quarterly report on Form 10-Q do not reflect any adjustments as a result of the COVID-19 pandemic.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2020, we have generated an accumulated deficit of $176.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Cost Restructuring Plan

In August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce. The eliminated positions were primarily related to research and development and corresponding project, general, and administrative support. Through March 31, 2020, we had recorded cumulative restructuring expense of approximately $2.2 million and we expect to incur approximately $0.2 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

Summarized cash flows for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,459)	$(11,809)
Investing activities	2,001	(2,820)
Financing activities	17,715	218
Total	$11,257	$(14,411)

Operating Activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2020, compared to $11.8 million for the three months ended March 31, 2019. The $3.3 million decrease in the three months ended March 31, 2020 was primarily the result of a $3.6 million decrease in net loss, offset by a $0.2 million decrease in payments of current liabilities and receipts associated with accounts receivable and prepaid expenses and other assets and a $0.1 million decrease in non-cash expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Investing Activities

Net cash provided by investing activities was $2.0 million during the three months ended March 31, 2020 compared to net cash used in investing activities of $2.8 million during the three months ended March 31, 2019. The change in cash flow from investing activities was driven primarily by a $23.8 million decrease in purchases of short-term investments and a $19.0 million decrease in the related maturities of short-term investments during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $17.7 million for the three months ended March 31, 2020, compared to $0.2 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, we received net proceeds from the sale of our common stock and warrants in a public offering of $14.0 million. Additionally, during the three months ended March 31, 2020, we received higher net proceeds from other sales or issuances of common stock by $4.5 million compared to the same period in 2019, and we made higher payments of principal of notes payable by $1.0 million compared to the same period in 2019.

Contractual Obligations and Commitments

As of March 31, 2020, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

This Quarterly Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern. As of March 31, 2020, we had $36.1 million of cash and cash equivalents, and we had $6.7 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank. Based on our current operating plan, we believe our current resources, combined with the effect of the six month deferral of interest-only payments and the maturity date related to the amended SVB Loan Agreement in April 2020, will be sufficient to fund our operations and allow us to meet our liquidity needs into the third quarter of 2021. As a result, we will need to raise additional capital to fund our operations and service our debt obligations. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause us to further delay enrollment or announcement of results from our ongoing clinical trials. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

For instance, in August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce, primarily associated with research and development and corresponding project, general, and administrative support. If we are unable to raise additional capital, we may be forced to undergo additional restructuring efforts or cease some or all of our operations altogether.

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

In the past, our management has concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern. Though our management has not made such a conclusion as of March 31, 2020, we cannot predict whether our management will make a similar determination regarding our ability to continue as a going concern in the future. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If, in the future, we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these actions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2020 and 2019, net loss was $8.0 million and $11.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $176.2 million.

As of March 31, 2020, we had cash and cash equivalents of $36.1 million. In March 2017, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through April 30, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In August 2018, we entered into the LLS Stock Purchase Agreement with LLS for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned by LLS to LLS TAP. Through April 30, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through April 30, 2020, we had issued an aggregate of 4,757,544 shares of common stock under the Aspire Agreement, which amount includes (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 2,200,000 shares of common stock issued to Aspire Capital for an aggregate sale price of $4.1 million as purchase shares under the terms of the Aspire Agreement.

In February 2020, we entered into the 2020 Underwriting Agreement with the Underwriter. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants.

We believe that we have sufficient capital, combined with the effect of the six-month deferral of interest-only payments and the maturity date related to the amended SVB Loan Agreement in April 2020, to fund our operations in the normal course of business in order to meet our liquidity needs into the third quarter of 2021. We will continue to require substantial additional capital to continue our preclinical and clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. For instance, in August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce, primarily associated with research and development and corresponding project, general, and administrative support. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of $1.7 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration, or the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the Aspire Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, through April 30, 2020, we had sold (i) pursuant to the terms of the ATM Agreement 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million, (ii) pursuant to the Aspire Agreement 3,798,465 shares of our common stock for aggregate net proceeds of approximately $4.9 million, (iii) pursuant to the LLS Stock Purchase Agreement 757,351 shares of our common stock for aggregate net proceeds of approximately $1.4 million, and (iv) pursuant to the 2020 Public Offering 15,000,000 shares of our common stock for aggregate net proceeds of approximately $13.9 million. After giving effect to these sales, we anticipate that we will continue to make sales of our common stock under the ATM Agreement and the Aspire Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $37.9 million and up to $14.9 million in additional aggregate value under the ATM Agreement and Aspire Agreement, respectively. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining $3.5 million in proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur. Sales under the ATM Agreement, the Aspire Agreement, or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

In connection with our 2020 Public Offering and in accordance with the terms of the 2020 Underwriting Agreement, we issued warrants to purchase up to 7,500,000 shares of our common stock. The warrants issued in the 2020 Public Offering, if exercised, will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations.

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

The ongoing COVID-19 pandemic may materially affect our ability to complete our clinical trials in a timely fashion or at all. For example, as a result of the COVID-19 pandemic, we have delayed the anticipated timing of the SOLAR trial topline data availability. We cannot guarantee that we will not have to delay enrollment or any other aspect of our other proposed clinical trials as a result of the COVID-19 pandemic.

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

The scientific discoveries that form the basis for our efforts to discover and develop our product candidates are relatively recent. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing microRNA-targeted molecules. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of microRNA-targeted therapeutic products by us will require solving a number of issues, including providing suitable methods of stabilizing the therapeutic product and delivering it into target cells in the human body. In addition, any product candidates that we develop may not demonstrate in patients or subjects the chemical and pharmacological properties ascribed to them in laboratory and preclinical trials, and they may interact with human biological systems in unforeseen, ineffective, or even harmful ways. For instance, our clinical and preclinical data to date has not been fully validated and we cannot assure that, after validation, our clinical trial data will be complete and consistent. If we do not successfully develop and commercialize product candidates based upon this technological approach, we may not become profitable and the value of our capital stock may decline.

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

The clinical trial, product approval, and manufacturing requirements of the FDA, the European Medicines Agency, and other regulatory authorities, and the criteria these regulators use to evaluate the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, and intended use of the product candidate. The regulatory review and approval process for novel product candidates such as microRNA-targeted therapeutics could be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union, or EU, or from other countries or regions of the world, or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by one regulatory agency may not be indicative of the likelihood of approval by other regulatory bodies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects may be harmed.

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

Our cobomarsen, remlarsen, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. Through the most recent clinical data release date in July 2019, the most common non-serious adverse events (occurring in ≥10% of subjects) in patients with mycosis fungoides, or MF, regardless of whether they were thought to be due to cobomarsen, were neutropenia, fatigue, arthralgia, injection site pain, pruritus, dry skin, nausea, diarrhea, constipation, headache, upper respiratory tract infection, nasal congestion, back pain, oropharyngeal pain, and tumor flare. Self-limited grade 3, 4 adverse events, probably or possibly related to cobomarsen included laboratory abnormalities (neutropenia, leukopenia, lymphopenia, hypokalemia, increase transaminases), pruritus, rash, tumor flare, tumor pain, and erythema. At the highest dose administered in ATLL patients, which is no longer utilized, single episodes of localized edema and exfoliative erythroderma (generalized skin scaling) in one subject, were noted as serious related adverse events. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

We currently have multiple product candidates in clinical development. Of these product candidates, cobomarsen has been predominantly administered in patients with MF. This is only one of the multiple indications for which we plan to develop this product candidate. Additionally, our clinical and preclinical data to date is not validated, and we cannot assure that, after validation, our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, microRNAs are a new class of drug target and as such may have some potentially unknown risks from both an efficacy and safety perspective. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients or healthy volunteers in limited numbers of clinical sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we are conducting or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval to market our drug candidates.

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

We may find it difficult to enroll and maintain patients or subjects in our clinical trials, in part due to the limited number of patients or subjects who have the diseases for which our product candidates are being studied. We cannot predict if we will continue to have difficulty enrolling and maintaining patients or subjects in our current or future clinical trials. Difficulty in enrolling and maintaining patients or subjects could delay or prevent clinical trials of our product candidates.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. For instance, prior to ending enrollment in our SOLAR trial in 2019, we planned to enroll approximately 65 patients per treatment group in the SOLAR trial of cobomarsen in patients with MF. Due in part to enrollment delays, we decided to end enrollment in the SOLAR trial by the end of 2019. We cannot guarantee that we will not encounter similar enrollment delays in future clinical trials. Accordingly, we may not be able to identify, recruit, enroll, and maintain a sufficient number of patients or subjects to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. Our ability to enroll patients in our clinical trials may be further impacted by the COVID-19 pandemic, or any future disease pandemic. Health concerns may cause patients to be unwilling to participate in clinical trials if they view themselves at particular risk from the virus, or clinical trial sites in areas particularly impacted by the COVID-19 pandemic or any other future disease pandemic may close entirely. For instance, in our SOLAR trial, as a result of the COVID-19 pandemic, patient monitoring and dosing has been suspended at some clinical sites. We cannot guarantee that the COVID-19 pandemic, or any other future disease pandemics, will not similarly impact enrollment in any future clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit. Other regulatory authorities outside of the United States may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition, or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act, and both Congress and President Trump have delayed implementation or effectively repealed some of the Affordable Care Act’s requirements through legislation, Executive Orders, failures to fund, and other actions. For example, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates or additional pricing pressures. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, on April 18, 2020, CMS announced that Qualified Health Plan (QHP) issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

•
the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Center for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

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

Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. For instance, under our agreement entered into in June 2010, and subsequently amended in October 2011, amended and restated in December 2012, and further amended in August 2019, or the RICC License Agreement, with Santaris Pharma A/S, which subsequently changed its name to Roche Innovation Center Copenhagen A/S, or RICC, which was acquired by F. Hoffmann-La Roche Ltd in 2014, we have negotiated the right to direct RICC’s representatives with regard to specific patent matters, but these representatives still are responsible for the prosecution of patents and patent applications licensed to us under the agreement. If RICC or any of our future licensors fail to appropriately follow our instructions with regard to the prosecution and maintenance of patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

Our business has been, and may in the future be, adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We have a clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain. In addition, if COVID-19 continues to be a worldwide pandemic, it could materially affect our operations globally.

Our business has been, and may continue to be, adversely affected by health epidemics, including the COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations.

As a result of the COVID-19 outbreak, we have implemented limitations on our operations, including a work-from-home policy, and could face further limitations in our operations in the future. There is a risk that countries or regions may be less effective at containing COVID-19 than others, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

The ongoing COVID-19 pandemic may materially affect our ability to complete our clinical trials in a timely fashion or at all. For example, as a result of the COVID-19 pandemic, we have delayed the anticipated timing of the SOLAR trial topline data availability. While most clinical sites in the SOLAR trial remain active, patient monitoring and dosing has been suspended at some sites. While a subset of patients have been on the study for a sufficient period of time to provide topline data before the COVID-19 pandemic, other patients have missed, or are at risk for missing, required doses or in-person site visits for the collection of primary endpoint patient data. In particular, collection of primary endpoint patient data requires in-person visits at clinical trial sites, and the COVID-19 pandemic prevents us from receiving this data from numerous patients in the SOLAR trial. We are actively monitoring the effects of the COVID-19 pandemic on the SOLAR trial but cannot predict at this time when we will be able to collect uninterrupted endpoint data, with consistent dosing, in all remaining patients in the SOLAR trial. Accordingly, we no longer expect to release top-line data for the SOLAR trial in the third quarter of 2020, and cannot currently predict when such results will be available. We also cannot predict if the COVID-19 pandemic, or any other future health epidemic, may cause similar delays to any other future clinical trial we may plan in the future.

In addition, although we have not experienced any disruption in our supply chain, if COVID-19 continues to spread, third-party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by restrictions resulting from the COVID-19 outbreak, which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to cobomarsen, remlarsen, MRG-110, and the other product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for CTCL: Argenx, Bristol-Myers Squibb Company, Celgene Corporation, Helsinn Group, innate Pharma, Kyowa Hakko Kirin, Merck & Co., Inc., Mylan Pharmaceuticals Inc., Novartis International AG, Spectrum Pharmaceuticals, Inc., Seattle Genetics, Inc., Takeda Pharmaceutical Company Ltd, and Valeant Pharmaceuticals International, Inc. We are also aware that several companies have marketed therapeutics for pulmonary fibrosis, including Boehringer Ingelheim GmbH, Galapagos NV, and F. Hoffmann-La Roche Ltd. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than cobomarsen, remlarsen, MRG-110, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are aware of several companies that are also working specifically to develop microRNA-targeted therapeutics, including Regulus Therapeutics, Inc., and InteRNA Technologies, B.V. Further, there are several companies working to develop other types of oligonucleotide therapeutic products, including Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., STELLAS Life Sciences Group, Inc., Silence Therapeutics AG, and Wave Life Sciences Ltd. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if cobomarsen, remlarsen, or MRG-110 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for cobomarsen, remlarsen, MRG-110, or any other future products to compete with these products.

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

Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year

2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services solicited feedback on some of these measures and has implemented others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For instance, in August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce. The eliminated positions related primarily to research and development and corresponding project, general, and administrative support. Through March 31, 2020, we had recorded cumulative restructuring expense of approximately $2.2 million and expect to incur approximately $0.2 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake, or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a breach in security could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

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

Any failure or perceived failure by us or any collaborators, service providers or others to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, acquisition or disclosure of sensitive information (including, without limitation personally identifiable information), may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us, could cause third parties to lose trust in us or result in claims against us. Any of these events could cause harm to our reputation, business, financial condition, or operational results.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for cobomarsen, remlarsen, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	failure to maintain our existing third-party license and supply agreements;

•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public and the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions, including as a result of the ongoing COVID-19 pandemic;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

Moreover, the capital markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including as a result of the ongoing COVID-19 pandemic. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

On October 28, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the minimum bid price of our listed securities was less than $1.00 per share for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until April 27, 2020, to regain compliance with the rule. In April 2020, Nasdaq announced that it would toll the compliance period for companies to regain compliance with the minimum bid price continued listing requirement through and including June 30, 2020. As result, to regain compliance, the minimum bid price of our listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days prior to June 30, 2020. We have requested that our stockholders approve a reverse stock split of our common stock at our 2020 annual meeting of stockholders in connection with our failure to satisfy the minimum bid price listing requirement, but we cannot guarantee that our stockholders will approve this proposal.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the applicable compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by meeting the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor the minimum bid price of our listed securities and, as appropriate, will consider available options to resolve the deficiencies and regain compliance with the Nasdaq Listing Rules, including effecting a reverse stock split if approved by our stockholders and deemed necessary by our board of directors.

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

We incur significant legal, accounting, and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

In addition, the provisions of our warrants issued in connection with the 2020 Public Offering may delay or prevent a change in control of our company. Pursuant to such warrants, under certain circumstances each warrant holder has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or certain other change of control transactions. A takeover of us may trigger the requirement that we redeem the warrants, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We expect that we will need significant additional capital to fund our current and future operations, including to complete potential clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. As a result, our stockholders may experience additional dilution, which could cause our stock price to fall.

For instance, in March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through April 30, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, which was later assigned to LLS TAP, for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. Through April 30, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through April 30, 2020, we had issued an aggregate of 4,757,544 shares of common stock under the Aspire Agreement, which amount includes approximately (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 2,200,000 shares of common stock issued to Aspire Capital for an aggregate sale price of $4.1 million as purchase shares under the terms of the Aspire Agreement.

In February 2020, we entered into the 2020 Underwriting Agreement with the Underwriter. Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 15,000,000 shares of our common stock and warrants to purchase 7,500,000 shares of our common stock. Each whole warrant has an exercise price of $1.10 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. Though the shares of common stock and warrants were sold together as a fixed combination, each consisting of one share of our common stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of our common stock, the shares of our common stock and warrants were issued separately and were immediately separable upon issuance. The combined price to the public in the 2020 Public Offering for each share of common stock and accompanying one-half warrant was $1.00, which resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds, if any, from the exercise of the warrants. If the warrants are exercised in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock	8-K	02/07/2020	4.1
10.1	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.	10-K	03/13/2020	10.12.3
10.2	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.				x
10.3^	Amendment to Research Subaward Agreement, entered into as of April 7, 2020, by and between Registrant and Yale University.				x
10.4	Deferral Agreement between Silicon Valley Bank and the Registrant effective as of April 6, 2020.				x
10.5	U.S. Small Business Administration Paycheck Protection Program Note, by and between the Registrant and Silicon Valley Bank, dated April 21, 2020.	8-K	04/27/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS**	XBRL Instance Document				x
101.SCH**	XBRL Taxonomy Extension Schema Document				x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				x
____________________

^
Certain portions of the exhibit, identified by the mark, “[*],” have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

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

x	Field herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAGEN THERAPEUTICS, INC.

Date: May 8, 2020	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)