Form 10-Q
period 2020-06-30
MIRAGEN THERAPEUTICS, INC.
filed 2020-08-05
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
 or
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
 (720) 643-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MGEN	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 29, 2020, there were 56,610,154 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,582	$24,846
Short-term investments	—	1,999
Accounts receivable	248	108
Prepaid expenses and other current assets	1,691	2,786
Total current assets	32,521	29,739
Property and equipment, net	379	523
Operating lease right-of-use asset, net	584	—
Other assets	1	—
Total assets	$33,485	$30,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$286	$1,096
Accrued liabilities	3,020	5,108
Current portion of notes payable	3,417	3,976
Total current liabilities	6,723	10,180
Notes payable, net of current portion	5,380	4,328
Other liabilities	211	—
Total liabilities	12,314	14,508
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,077,348 and 34,861,876 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	531	349
Additional paid-in capital	203,291	183,574
Accumulated deficit	(182,651)	(168,169)
Total stockholders’ equity	21,171	15,754
Total liabilities and stockholders’ equity	$33,485	$30,262

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$—	$2,498	$681	$2,846
Grant revenue	168	16	315	40
Total revenue	168	2,514	996	2,886
Operating expenses:
Research and development	3,836	8,599	9,939	17,350
General and administrative	2,706	2,857	5,429	6,214
Total operating expenses	6,542	11,456	15,368	23,564
Loss from operations	(6,374)	(8,942)	(14,372)	(20,678)
Other income (expense):
Interest and other income	33	275	128	614
Interest and other expense	(94)	(229)	(235)	(461)
Net loss	(6,435)	(8,896)	(14,479)	(20,525)
Change in unrealized gain on investments	—	9	—	14
Comprehensive loss	$(6,435)	$(8,887)	$(14,479)	$(20,511)

Net loss	$(6,435)	$(8,896)	$(14,479)	$(20,525)
Net loss per share, basic and diluted	$(0.12)	$(0.29)	$(0.29)	$(0.66)
Weighted-average shares used to compute basic and diluted net loss per share	53,077,348	30,983,918	49,276,843	30,935,272

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	34,861,876	$349	$183,574	$—	$(168,169)	$15,754
Adjustment from adoption of ASC 842	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	15,000,000	150	13,731	—	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	2,200,000	22	4,027	—	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	975,063	10	660	—	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	17,238	—	13	—	—	13
Issuance of common stock for cash under employee stock purchase plan	23,171	—	16	—	—	16
Share-based compensation expense	—	—	664	—	—	664
Net loss	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	53,077,348	531	202,685	—	(176,216)	27,000
Issuance costs related to public offering	—	—	(17)	—	—	(17)
Share-based compensation expense	—	—	623	—	—	623
Net loss	—	—	—	—	(6,435)	(6,435)
Balance at June 30, 2020	53,077,348	$531	$203,291	$—	$(182,651)	$21,171

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock under the 2017 ATM, net of issuance costs	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance at March 31, 2019	30,921,219	309	178,570	2	(137,925)	40,956
Issuance of common stock under the 2017 ATM, net of issuance costs	96,652	1	277	—	—	278
Shares issued for cash upon the exercise of stock options under an equity incentive plan	19,492	—	15	—	—	15
Share-based compensation expense	—	—	1,075	—	—	1,075
Change in unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(8,896)	(8,896)
Balance as of June 30, 2019	31,037,363	$310	$179,937	$11	$(146,821)	$33,437

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,479)	$(20,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,287	2,093
Amortization of financing issuance costs	281	—
Depreciation and amortization	132	144
Other	131	(139)
Changes in operating assets and liabilities:
Accounts receivable	(140)	(301)
Prepaid expenses and other assets	762	(944)
Accounts payable	(810)	661
Accrued and other liabilities	(2,412)	28
Net cash used in operating activities	(15,248)	(18,983)
Cash flows from investing activities:
Maturities of short-term investments	2,000	39,000
Proceeds from sale of property and equipment	1	—
Purchases of short-term investments	—	(28,726)
Purchases of property and equipment	—	(69)
Net cash provided by investing activities	2,001	10,205
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	19,754	426
Payment of issuance costs associated with the sale of common stock	(1,193)	(13)
Proceeds from issuance of notes payable	1,726	—
Payments of principal on notes payable	(1,333)	(333)
Proceeds from stock purchases under employee stock purchase plan	16	84
Proceeds from the exercise of stock options	13	15
Net cash provided by financing activities	18,983	179
Net increase (decrease) in cash and cash equivalents	5,736	(8,599)
Cash and cash equivalents at beginning of period	24,846	32,606
Cash and cash equivalents at end of period	$30,582	$24,007

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$277
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$30	$1
Unpaid common stock issuance costs included in current liabilities	$19	$—
Change in unrealized gain on investments	$—	$14

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “miRagen”), is a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. The Company has three clinical stage product candidates: cobomarsen, remlarsen, and MRG-110. The Company is developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, including cutaneous T-cell lymphoma and adult T-cell leukemia/lymphoma. Cobomarsen is an inhibitor of microRNA-155, which is found at abnormally high levels in malignant cells of several blood cancers. The Company is also developing remlarsen and MRG-229 for the treatment of patients with pathological fibrosis. Both remlarsen and MRG-229 are replacements for microRNA-29 (“miR-29”), which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. Remlarsen is a product candidate for local administration in cutaneous fibrosis and ocular fibrosis, while MRG-229 is the Company’s lead preclinical state compound for the potential systemic treatment of pulmonary, renal, and hepatic fibrosis. Finally, MRG-110, an inhibitor of microRNA-92, is the Company’s product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

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

Liquidity

The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”) and other equity securities, debt financings, up-front milestones, and reimbursements received under a prior license and collaboration agreement. Since its inception and through June 30, 2020, the Company has generated an accumulated deficit of $182.7 million. As of June 30, 2020, the Company had approximately $30.6 million in cash and cash equivalents. Based on its current operating plans, management believes that the Company’s cash and cash equivalents will be sufficient to fund the Company’s operations into the third quarter of 2021.

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

The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Since its inception and through June 30, 2020, the Company has generated an accumulated deficit of $182.7 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to incur significant expenses and operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for, its product candidates. It is expected that operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

As of June 30, 2020, the Company did not have any balances associated with available-for-sale securities. As of December 31, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $2.0 million, fair value of $2.0 million, and no associated unrealized gain or loss. The Company had no long-term investments as of June 30, 2020 or December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$30,918	$—	$25,263	$—
U.S. treasury securities (included in short-term investments)	—	—	1,999	—
Total assets	$30,918	$—	$27,262	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

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

Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s existing operating lease assets and liabilities were recognized upon the date of transition to ASC 842, on January 1, 2020. Going forward the Company’s operating lease assets and liabilities will be recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 8.

Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.
Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the condensed consolidated statements of stockholders’ equity. The Company had no realized or unrealized gains or losses during the three and six months ended June 30, 2020. The Company had unrealized gains of $9 thousand and $14 thousand during the three and six months ended June 30, 2019, respectively, and no realized gains or losses during the same corresponding periods.
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

The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2020 and 2019.

The legislation informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. Under the Tax Act as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because we have had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Neither the Tax Act nor the CARES Act have had a material impact on the Company’s condensed consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.

Recent Accounting Pronouncements – Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). The Company adopted ASC 842 on January 1, 2020, using the optional transition method permitted by ASU No. 2018-11 in which an immaterial prior-period cumulative adjustment was recorded at January 1, 2020. The Company’s building operating lease commitments are subject to the new standard, which resulted in an operating lease liability of $0.4 million and a right-of-use asset of $0.4 million, with no material effect on the Company’s condensed consolidated statements of operations and comprehensive loss.

3. RESTRUCTURING PLAN

In August 2019, the Company began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of the Company’s then total workforce. The eliminated positions were primarily related to research and development and corresponding project, general, and administrative support. From the inception of the restructuring plan in August 2019 and through June 30, 2020, the Company had recorded cumulative restructuring expense of $2.3 million and expects to incur approximately $0.1 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

The Company recorded $0.1 million and $0.2 million in restructuring charges during the three and six months ended June 30, 2020, respectively, which was primarily related to retention transactions and recorded in research and development expenses on the condensed consolidated statements of operations and comprehensive loss. No restructuring charges were recorded during the three and six months ended June 30, 2019.

The following table summarizes the Company’s accrued restructuring liability balance and associated activity (in thousands):

	December 31, 2019	Additions	Adjustments	Cash Payments	June 30, 2020
Retention	$935	$192	$37	$(972)	$192
Severance and severance-related expenses	580	16	2	(413)	185
Total restructuring liability	$1,515	$208	$39	$(1,385)	$377

4. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In 2011, the Company entered into a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. During the period from receipt of notice from Servier in August 2019 and termination in February 2020, the Company completed certain activities under its development plan with Servier, which included finalizing the two Phase 1 clinical trials of MRG-110. The activities for which the Company is eligible for reimbursement under the Servier Collaboration Agreement are considered a research and development performance obligation and revenue are recognized in accordance with ASC 606 through the termination date.

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

The Company identified several performance obligations under the Servier Collaboration Agreement and allocated the transaction price to these performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at the standard labor rates for the respective activity and transfer of materials are generally priced at cost. Milestone payments are individually negotiated and because of the unique nature of each milestone, there are no comparable transactions to compare to; therefore, the negotiated amounts of the milestones in the agreement are the standalone selling price.

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.3 million as of December 31, 2019, which are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. No amounts were incurred and billable, but not billed to Servier, for research and related intellectual property activities as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development reimbursable costs	$—	$2,498	$681	$2,846

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Lab equipment	$2,507	$2,507
Leasehold improvements	741	741
Computer hardware and software	400	457
Furniture and fixtures	166	166
Property and equipment, gross	3,814	3,871
Less: accumulated depreciation and amortization	(3,435)	(3,348)
Property and equipment, net	$379	$523

During the three and six months ended June 30, 2020 and 2019, depreciation and amortization expense was $0.1 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$959	$2,259
Accrued employee compensation and related taxes	686	508
Operating lease liability	397	—
Restructuring liability	377	1,515
Accrued legal fees and expenses	311	284
Accrued other professional service fees	105	254
Value of liability-classified stock purchase warrants	100	100
Deferred and accrued facility lease obligations	—	66
Other accrued liabilities	85	122
Total accrued liabilities	$3,020	$5,108

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended maturity date by an additional six months. Amounts outstanding bear interest at the prime rate (3.25% and 4.75% at June 30, 2020 and December 31, 2019, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of June 30, 2020, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount outstanding	$6,333	$7,667
Unamortized debt discount	(21)	(32)
Accreted final payment fee	759	669
Total note payable	7,071	8,304
Less: current maturities	(2,650)	(3,976)
Note payable, net of current portion	$4,421	$4,328

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of June 30, 2020 for the respective calendar years are as follows (in thousands):

2020	$666
2021	4,000
2022	1,667
Total	$6,333

Paycheck Protection Program Loan

In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), established pursuant to the CARES Act and administered by the U.S. Small Business Administration (the “SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million, to Silicon Valley Bank (the “Bank”), the lender.

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

Amounts outstanding under the PPP Loan were as follows (in thousands):

June 30, 2020
Principal amount outstanding	$1,726
Less: current maturities	(767)
Note payable, net of current portion	$959

Future annual minimum principal payments under the PPP Loan as of June 30, 2020 for the respective calendar years are as follows (in thousands):

2020	$192
2021	1,150
2022	384
Total	$1,726

8. COMMITMENTS AND CONTINGENCIES

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availability of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through June 30, 2020, the Company has received $1.0 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

Lease Obligation Payable

The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its current office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in April 2020, which extended the lease term. As of June 30, 2020, the lease was scheduled to mature on December 31, 2021.

Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.4 million as of January 1, 2020, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term. As a result of the transition to ASC 842, the Company recorded an immaterial prior-period adjustment, as a cumulative-effect adjustment, at January 1, 2020. In April 2020, when the lease was amended, the Company accounted for the amendment as a lease modification in accordance with ASC 842, which resulted in an immaterial adjustment to the right-of-use asset and corresponding lease liability.

The interest rate implicit in the lease contract is not readily determinable and as such, the Company’s uses an incremental borrowing rate, based on prior borrowing rates, at the implementation date. This is an internally developed rate that would be incurred to borrow, with similar collateral, over the term of the lease.

Amortization of the operating lease right-of-use asset, and corresponding reduction of operating lease obligation, amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and was included in operating expense in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, lease rental expense, and the corresponding cash outflow, was approximately $0.1 million and $0.2 million, respectively.

As of June 30, 2020, the remaining lease term was 1.5 years. Future minimum payments as of June 30, 2020 were approximately $0.6 million through December 31, 2021. As of June 30, 2020, the Company’s operating lease obligations were reflected as operating lease liabilities of $0.4 million as accrued liabilities and $0.2 million as other liabilities in the Company’s condensed consolidated balance sheets.

The Company is also required to pay for operating expenses related to the leased space, which were $0.1 million and $0.2 million for the three and six months ended June 30, 2020 and 2019, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

In January 2020, the Company sold to Aspire Capital 2,200,000 shares of Common Stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. In July 2020, the Company sold to Aspire Capital an additional 3,532,806 shares of Common Stock at a weighted-average price of $1.25 for proceeds of $4.4 million. As of August 5, 2020, the Company may sell an additional $10.5 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

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

During the six months ended June 30, 2020, the Company sold, pursuant to the terms of the ATM Agreement, 975,063 shares of Common Stock, at a weighted average price of $0.72 per share, for aggregate net proceeds of approximately $0.7 million, including commissions to Cowen as sales agent. Since March 2017 and through June 30, 2020, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 2,846,449 shares of Common Stock, at a weighted average price of $4.25 per share, for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred

As of June 30, 2020, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

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

Liability-classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, and are reflected as a warrant liability on the Company’s condensed consolidated balance sheets with the change in the warrant liability during each reporting period reflected as a gain (loss) from change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss.

	Number of Underlying Shares (1)		Weighted Average Exercise Price at June 30, 2020	Remaining Contractual Life at June 30, 2020 (No. Years)
	June 30, 2020	December 31, 2019
Liability-classified warrants
Issued April 2017	11,718	11,718	$8.53	4.83

Equity-classified warrants
Issued February 2020 (2)	7,500,000	—	$1.10	4.61
Issued November 2017	24,097	24,097	$7.15	4.38
Acquired February 2017	—	10,707	$—	—
Subtotal	7,524,097	34,804	$1.12
Total warrants	7,535,815	46,522	$1.13
____________________
(1)If the Company subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of its common stock into a smaller number of shares, the warrant exercise price is proportionately reduced and the number of shares under outstanding warrants is proportionately increased. Additionally, if the Company combines (by combination, reverse stock split or otherwise) its outstanding shares of common stock into a smaller number of shares, the warrant exercise price is proportionately increased and the number of shares under outstanding warrants is proportionately decreased.
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the six months ended June 30, 2020 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2019	46,522	$17.93
Granted	7,500,000	$1.10
Expired	(10,707)	$52.50
Outstanding at June 30, 2020	7,535,815	$1.13

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

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of June 30, 2020, there were 1,063,002 options outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2020, the share reserve automatically increased by 1,394,475 shares. Cumulative increases to the share reserve through January 1, 2020 consisted of 3,530,773 shares. As of June 30, 2020, there were outstanding stock options to purchase 4,095,970 shares of Common Stock and 1,541,083 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,497	$5.19	5.91	$—
Granted	2,505	$0.89
Exercised	(17)	$0.76
Forfeited or expired	(826)	$4.84
Outstanding at June 30, 2020	5,159	$3.17	6.86	$633,352
Vested or expected to vest at June 30, 2020	5,159	$3.17	6.86	$633,352
Exercisable as of June 30, 2020	2,328	$4.70	5.28	$34,819
Vested as of June 30, 2020	2,328	$4.70	5.28	$34,819

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the six months ended June 30, 2020 and 2019 was $0.65 and $2.33, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term, in years	4.82	6.36
Expected volatility	99.3%	98.8%
Risk-free interest rate	0.8%	2.5%
Expected dividend yield	—%	—%
Weighted-average exercise price	$0.89	$2.99

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. The Company expects that a new 6-month offering period will begin each August 22 and February 22. As of June 30, 2020, the Company had 947,793 shares available for issuance and 145,061 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Research and development	$357	$809
General and administrative	930	1,284
Total share-based compensation expense	$1,287	$2,093

As of June 30, 2020, the Company had $3.9 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.36 years.

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

Potentially dilutive securities include the following:

	June 30,
	2020	2019
	(in thousands)
Options to purchase Common Stock	5,159	4,494
Warrants to purchase Common Stock	7,536	47
Total	12,695	4,541

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing proprietary RNA-targeted therapies with a specific focus on microRNAs and their role in diseases where there is a high unmet medical need. We have three clinical-stage product candidates: cobomarsen, remlarsen, and MRG-110. We are developing cobomarsen for the treatment of patients with certain cancers that have elevated microRNA-155, or miR-155, including cutaneous T-cell lymphoma, or CTCL, and adult T-cell leukemia/lymphoma, or ATLL. Cobomarsen is an inhibitor of miR-155, which is found at abnormally high levels in malignant cells of several blood cancers. We are also developing remlarsen and MRG-229 for the potential treatment of patients with pathological fibrosis. Both remlarsen and MRG-229 are replacements for microRNA-29, or miR-29, which is found at abnormally low levels in a number of pathological fibrotic conditions, including cutaneous, cardiac, renal, hepatic, pulmonary and ocular fibrosis, as well as in systemic sclerosis. Remlarsen is our product candidate for local administration in cutaneous fibrosis and ocular fibrosis, while MRG-229 is our lead preclinical state compound for the potential systemic treatment of pulmonary, renal, and hepatic fibrosis. Finally, MRG-110, an inhibitor of microRNA-92, or miR-92, is our product candidate for the treatment of heart failure, wound healing, and other ischemic disease.

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
•Cutaneous T-Cell Lymphoma (CTCL): As a result of the COVID-19 pandemic, we have seen an impact on clinical activities at some sites where the SOLAR trial is being conducted. However, with a majority of patients in the SOLAR trial continue to receive uninterrupted treatment and evaluation for clinical response, the impact has been limited to a small number of patients. As of July 17, 2020, 34 of the 37 CTCL patients are being followed for a response, and 32 have continued to receive uninterrupted treatment.
•Adult T-Cell Leukemia/Lymphoma (ATLL): Based on the clinical data released earlier this year, during the second quarter of 2020, we requested a meeting with the FDA to discuss the development path for cobomarsen in ATLL and plan to meet with the FDA and receive guidance on our proposed clinical path in this indication before the end of 2020.

MRG-229 is a miR-29 mimic, or replacement for miR-29, a microRNA that is found at abnormally low levels in a number of pathologic fibrotic conditions.

Idiopathic Pulmonary Fibrosis (IPF): In June 2020, we hosted a key opinion leader (KOL) webcast to discuss the current and increasing unmet medical need in treating patients with IPF and reported additional preclinical rodent safety and in vitro human efficacy data for MRG-229. In summary, the latest preclinical observations were:

•Next-generation targeted miR-29 mimics demonstrated down-regulation of targeted genetic pathways and anti-fibrotic effects including decreased collagen secretion in diseased lung fibroblasts in vitro, highlighting functional activity in addition to molecular readouts.
•Anti-fibrotic activity of next-generation miR-29 mimics in mouse bleomycin-induced pulmonary fibrosis was observed for both intravenous and subcutaneous routes of administration.
•Next-generation targeted miR-29 mimics demonstrated efficacy in ex vivo profibrotic-induced human precision cut lung slices.
•Exploratory toxicity studies in rodents showed that MRG-229 treatment resulted in no adverse effects on organ histology, hematology, clinical chemistries, coagulation, or urinalysis.
Based on these results, we have initiated a non-human primate toxicology study and expect to report additional preclinical safety and efficacy data before the end of 2020.
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

Research and development expenses

Research and development expenses consist of costs incurred for the research and development of our therapeutic programs and product candidates, which include:

•employee-related expenses, including salaries, severance, retention, benefits, insurance, and share-based compensation expense;

•expenses incurred under agreements with contract research organizations, or CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;

•the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract manufacturing organizations, or CMOs;

•costs associated with non-clinical activities and regulatory operations;

•license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights; and

•facilities, depreciation, market research, and other expenses, which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory supplies.

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

Our research and development expenses may increase for the foreseeable future as we continue to conduct our ongoing clinical trials, initiate new clinical trials, and advance our preclinical research programs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability, and commercial viability of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Revenue	$168	$2,514
Research and development expenses	3,836	8,599
General and administrative expenses	2,706	2,857
Other income (expense), net	(61)	46
Net loss	$(6,435)	$(8,896)

Revenue
Revenue decreased to $0.2 million during the three months ended June 30, 2020, from $2.5 million during the three months ended June 30, 2019. The decrease in revenue was primarily due to a decrease in research and development activities reimbursable to us by Servier under the Servier Collaboration Agreement.
Research and Development Expenses
Research and development expenses were $3.8 million during the three months ended June 30, 2020, compared to $8.6 million during the three months ended June 30, 2019. The $4.8 million decrease in research and development expenses was primarily attributable to a decrease in clinical and related manufacturing development activities associated with the Phase 2 SOLAR clinical trial of cobomarsen, personnel-related costs, and other miscellaneous expenses during the second quarter of 2020.
General and Administrative Expenses
General and administrative expenses were $2.7 million during the three months ended June 30, 2020, compared to $2.9 million during the three months ended June 30, 2019. The decrease in general and administrative expenses was due primarily to decreased personnel-related costs, which were partially offset by increased legal costs during the second quarter of 2020.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Revenue	$996	$2,886
Research and development expenses	9,939	17,350
General and administrative expenses	5,429	6,214
Other income (expense), net	(107)	153
Net loss	$(14,479)	$(20,525)

Revenue

Revenue was $1.0 million during the six months ended June 30, 2020, compared to $2.9 million during the six months ended June 30, 2019. The decrease in revenue was primarily due to a decrease in research and development activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $9.9 million during the six months ended June 30, 2020, compared to $17.4 million during the six months ended June 30, 2019. The $7.5 million decrease in research and development expenses was primarily attributable to a decrease in clinical and related manufacturing development activities associated with the Phase 2 SOLAR clinical trial of cobomarsen, personnel-related costs, and other miscellaneous expenses during the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $5.4 million during the six months ended June 30, 2020, compared to $6.2 million during the six months ended June 30, 2019. The decrease in general and administrative expenses was due primarily to decreased personnel-related costs and legal costs, which were partially offset by increased other miscellaneous expenses during the six months ended June 30, 2020.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of June 30, 2020, we had $30.6 million in cash and cash equivalents. Based on our current operating plans, we believe that our cash and cash equivalents will be sufficient to fund our operations for the period one year following the issuance of the accompanying condensed consolidated financial statements in this Quarterly Report. We expect that our current resources will be sufficient to fund our current operations into the third quarter of 2021.

In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 2,846,449 shares of our common stock through July 31, 2020 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.”

In August 2018, we and the Leukemia and Lymphoma Society, Inc., or LLS, entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock, or the LLS Offering, to LLS and its affiliates under the LLS Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned to LLS TAP Miragen, LLC, or LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we may raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS and its affiliates, including LLS TAP, in up to five separate closings upon the achievement of specified development milestones. Since the initial closing in August 2018, we issued 757,351 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $1.4 million. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into a common stock purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Agreement. Upon execution of the Aspire Agreement, we sold to Aspire Capital 1,598,465 shares of common stock at $0.63 per share for proceeds of $1.0 million as the Initial Purchase Shares. In January 2020, we sold to Aspire Capital 2,200,000 shares our common stock at a weighted-average price of $1.84 per share for proceeds of $4.1 million. In July 2020, we sold to Aspire Capital an additional 3,532,806 shares of our common stock at a weighted-average price of $1.25 for proceeds of $4.4 million. After giving effect to these sales, we may sell an additional $10.5 million to Aspire Capital. Under the Aspire Agreement, we have the right, in our sole discretion, on any trading day selected by us, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per business day, up to $20.0 million of our common stock, in the aggregate and inclusive of the Initial Purchase Shares and subsequent purchases, including those sold in July 2020, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. We also have the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price, or the VWAP Purchase Price, equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price, or each such purchase, a VWAP

Purchase. We have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if we have also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require. In consideration for entering into the Aspire Agreement, concurrently with the execution of the Aspire Agreement, we issued to Aspire Capital 959,079 shares of our common stock.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2020, we have generated an accumulated deficit of $182.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Cost Restructuring Plan

In August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce. The eliminated positions were primarily related to research and development and corresponding project, general, and administrative support. Through June 30, 2020, we had recorded cumulative restructuring expense of approximately $2.3 million and we expect to incur approximately $0.1 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

Summarized cash flows for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,248)	$(18,983)
Investing activities	2,001	10,205
Financing activities	18,983	179
Total	$5,736	$(8,599)

Operating Activities

Net cash used in operating activities was $15.2 million for the six months ended June 30, 2020, compared to $19.0 million for the six months ended June 30, 2019. The $3.8 million decrease in the six months ended June 30, 2020 was primarily the result of a $6.0 million decrease in net loss, partially offset by a $2.0 million decrease in payments of current liabilities and receipts associated with accounts receivable and prepaid expenses and other assets and a $0.2 million decrease in non-cash expenses during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Investing Activities

Net cash provided by investing activities was $2.0 million during the six months ended June 30, 2020 compared to $10.2 million during the six months ended June 30, 2019. The change in cash flow from investing activities was driven primarily by a $37.0 million decrease in the related maturities of short-term investments and a $28.7 million decrease in purchases of short-term investments during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $19.0 million for the six months ended June 30, 2020, compared to $0.2 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, we received net proceeds from the sale of our common stock and warrants in a public offering of $13.9 million. Additionally, during the six months ended June 30, 2020, compared to the same period in 2019, we received higher net proceeds from other sales or issuances of common stock by $4.2 million, we received higher proceeds from notes payable by $1.7 million, and we made higher payments of principal of a notes payable by $1.0 million.

Contractual Obligations and Commitments

As of June 30, 2020, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

This Quarterly Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern. As of June 30, 2020, we had $30.6 million of cash and cash equivalents, and we had $8.1 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank and other notes payable. Based on our current operating plan, we believe our current resources, will be sufficient to fund our operations and allow us to meet our liquidity needs into the third quarter of 2021. As a result, we will need to raise additional capital to fund our operations and service our debt obligations. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back, or discontinue the development or commercialization of our product candidates;

•seek strategic alliances, or amend existing alliances, for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

•dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

•pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or

•file for bankruptcy or cease operations altogether.

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

In the past, our management has concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern. Though our management has not made such a conclusion as of June 30, 2020, we cannot predict whether our management will make a similar determination regarding our ability to continue as a going concern in the future. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If, in the future, we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these actions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2020 and 2019, net loss was $14.5 million and $20.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $182.7 million.

As of June 30, 2020, we had cash and cash equivalents of $30.6 million. In March 2017, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through July 31, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In August 2018, we entered into the LLS Stock Purchase Agreement with LLS for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned by LLS to LLS TAP. Through July 31, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through July 31, 2020, we had issued an aggregate of 8,290,350 shares of common stock under the Aspire Agreement, which amount includes (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 5,732,806 shares of common stock issued to Aspire Capital for an aggregate sale price of $8.5 million as purchase shares under the terms of the Aspire Agreement.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•continue the clinical development of our product candidates;

•continue efforts to discover and develop new product candidates;

•continue the manufacturing of our product candidates or increase volumes manufactured by third parties;

•advance our programs into larger, more expensive clinical trials;

•initiate additional preclinical studies or clinical trials for our product candidates;

•seek regulatory and marketing approvals and reimbursement for our product candidates;

•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•seek to identify, assess, acquire, and/or develop other product candidates;

•make milestone, royalty, or other payments under third-party license agreements;

•seek to maintain, protect, and expand our intellectual property portfolio;

•seek to attract and retain skilled personnel; and

•experience any delays or encounter issues with the development and potential for regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.

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

In April 2020, we received proceeds of $1.7 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, we may apply for and be granted forgiveness for all or a part of the PPP Loan. We intend to use the proceeds of the PPP Loan to retain current employees, maintain payroll, and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.

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

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our company’s circumstances we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•completing research and development of our product candidates;

•obtaining regulatory and marketing approvals for our product candidates;

•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;

•marketing, launching, and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•gaining market acceptance of our product candidates as treatment options;

•addressing any competing products;

•protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;

•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•obtaining coverage and adequate reimbursement from third party payors and maintaining pricing for our product candidates that supports profitability; and

•attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the Aspire Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, through July 31, 2020, we had sold (i) pursuant to the terms of the ATM Agreement 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million, (ii) pursuant to the Aspire Agreement 7,331,271 shares of our common stock for aggregate net proceeds of approximately $9.3 million, (iii) pursuant to the LLS Stock Purchase Agreement 757,351 shares of our common stock for aggregate net proceeds of approximately $1.4 million, and (iv) pursuant to the 2020 Public Offering 15,000,000 shares of our common stock for aggregate net proceeds of approximately $13.9 million. After giving effect to these sales, we anticipate that we will continue to make sales of our common stock under the ATM Agreement and the Aspire Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $37.9 million and up to $10.5 million in additional aggregate value under the ATM Agreement and Aspire Agreement, respectively. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining $3.5 million in proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur. Sales under the ATM Agreement, the Aspire Agreement, or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.
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

Clinical development is expensive, time consuming, and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•delays in reaching agreement on acceptable terms with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, clinical trial sites and in countries or regions where our trials are conducted;

•delays in obtaining required approvals from institutional review boards or independent ethics committees at each clinical trial site;

•failure to permit the conduct of a clinical trial by regulatory authorities;

•delays in recruiting eligible patients and/or subjects in our clinical trials;

•failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;

•failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•patients and/or subjects dropping out of our clinical trials;

•adverse events or tolerability or animal toxicology issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•occurrence of adverse events associated with our product candidates;

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•significant costs of clinical trials of our product candidates, including manufacturing activities;

•negative or inconclusive results from our clinical trials, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate; and

•delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials.

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

Our cobomarsen, remlarsen, and MRG-110 product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. Through the most recent clinical data release date in July 2019, the most common non-serious adverse events (occurring in ≥10% of subjects) in patients with mycosis fungoides, or MF, regardless of whether they were thought to be due to cobomarsen, were neutropenia, fatigue, arthralgia, injection site pain, pruritus, dry skin, nausea, diarrhea, constipation, headache, upper respiratory tract infection, nasal congestion, back pain, oropharyngeal pain, and tumor flare. Self-limited grade 3 or grade 4 adverse events, probably or possibly related to cobomarsen included laboratory abnormalities (neutropenia, leukopenia, lymphopenia, hypokalemia, increased transaminases), pruritus, rash, tumor flare, tumor pain, and erythema. At the highest dose administered in ATLL patients, which is no longer utilized, single episodes of localized edema and exfoliative erythroderma (generalized skin scaling) in one subject, were noted as serious related adverse events. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

Additionally, even if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

•regulatory authorities may withdraw approvals of such products;

•regulatory authorities may require additional warnings on the drug label;

•we may be required to create a Risk Evaluation and Mitigation Strategy, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•we could be sued and held liable for harm caused to patients or subjects; and

•our reputation may suffer.

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

In addition, none of our other product candidates have advanced into a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before they receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, microRNAs are a new class of drug target and as such may have some potentially unknown risks from both an efficacy and safety perspective. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients or healthy volunteers in limited numbers of clinical sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. For instance, in June 2016, the FDA placed a regulatory hold on the clinical trial of a microRNA-focused biopharmaceutical company with a microRNA product candidate for the treatment of hepatitis C virus due to SAEs in that trial. This company also voluntarily halted a Phase 1 clinical trial in patients with kidney disease due to unexpected toxicity issues in July 2018. Another microRNA-focused biopharmaceutical company also voluntarily halted an ongoing Phase 1 clinical trial for a microRNA therapy for multiple cancers in September 2016 due to multiple immune-related severe adverse events. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we are conducting or may conduct will demonstrate consistent or adequate efficacy and safety of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates.

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

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Some of our microRNA-targeted therapeutic candidates have shown adverse events in clinical trials, including nausea, diarrhea, fatigue, headache, upper respiratory tract infection, injection site erythema, neutropenia, elevated aspartate aminotransferase and creatine kinase levels, itchiness, among others. In almost all cases, these events were mild to moderate and self-limited. There is a risk that our future product candidates may induce similar or more severe adverse events. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.

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

Although we have product liability insurance, which covers our clinical trials in the United States, for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•withdrawal of clinical trial volunteers, investigators, patients or subjects, or trial sites, or limitations on approved indications;

•the inability to commercialize, or if commercialized, decreased demand for, our product candidates;

•if commercialized, product recalls, labeling, marketing or promotional restrictions, or the need for product modification;

•initiation of investigations by regulators;

•loss of revenue;

•substantial costs of litigation, including monetary awards to patients or other claimants;

•liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•the diversion of management’s attention from our business; and

•damage to our reputation and the reputation of our products and our technology.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•issue warning letters;

•impose civil or criminal penalties;

•suspend or withdraw regulatory approval;

•suspend any of our ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications submitted by us;

•impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•require a product recall.

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

In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

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

Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the European Union’s General Data Protection Regulation, or the GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•federal civil and criminal false claims laws, including the federal False Claims Act which can be enforced by individuals through civil whistleblower or qui tams actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes specified obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization, on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates, individuals, and entities that perform services for them that involve the creation, use, maintenance, or disclosure of individually identifiable health information;

•the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Center for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers, as well as their immediate family members and applicable group purchasing organizations;

•the GDPR and other EU member state data protection legislation as well as that of the United Kingdom, which requires data controllers and processors, to adopt administrative, physical, and technical safeguards designed to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

During the course of our development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from Yale University pursuant to a subcontract agreement with Yale University. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•require repayment of all or a portion of the grant proceeds, in specified cases with interest, in the event we violate specified covenants pertaining to various matters that include a failure to achieve;

•specify milestones or terms relating to use of grant proceeds, or to comply with specified laws;

•terminate agreements, in whole or in part, for any reason or no reason;

•reduce or modify the government’s obligations under such agreements without the consent of the other party;

•claim rights, including intellectual property rights, in products and data developed under such agreements;

•audit contract related costs and fees, including allocated indirect costs;

•suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

•impose qualifications for the engagement of manufacturers, suppliers, and other contractors as well as other criteria for reimbursements;

•suspend or debar the contractor or grantee from doing future business with the government;

•control and potentially prohibit the export of products;

•pursue criminal or civil remedies under the federal False Claims Act, False Statements Act, and similar remedy provisions specific to government agreements; and

•limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal year basis, thereby leaving some uncertainty about the future availability of funding for a program even after we have been funded for an initial period.

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

In addition, government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•specialized accounting systems unique to government contracts and grants;

•mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•public disclosures of some contract and grant information, which may enable competitors to gain insights into our research program; and

•mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs, and environmental compliance requirements.

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

The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (broadly defined as all California residents) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

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

We intend to rely on patent rights, trade secret protections, and confidentiality agreements to protect the intellectual property related to our product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

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

Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of microRNA. We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover therapeutic uses of microRNA replacements and inhibitors. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates, including cobomarsen, remlarsen, or MRG-110, and certain preclinical compounds such as MRG-229 as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•We may be unable to identify manufacturers of our product candidates on acceptable terms or at all.

•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

•Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.

•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

•Our third-party manufacturers could breach or terminate their agreement with us.

•We may experience labor disputes or shortages, including from the effects of health emergencies (such as novel viruses or pandemics) and natural disasters.

Each of these risks could delay our clinical trials, as well as the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or could result in higher costs, or could deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, and this could result in product liability suits.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Our business has been, and may in the future be, adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We have clinical trial sites in countries or regions that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain that may be affected by COVID-19 in the future. In addition, if COVID-19 continues to be a worldwide pandemic, it could materially affect our operations globally.

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

The ongoing COVID-19 pandemic may materially affect our ability to complete our clinical trials in a timely fashion or at all. For example, as a result of the COVID-19 pandemic, we have delayed the anticipated timing of the SOLAR trial topline data availability. While most clinical sites in the SOLAR trial remain active, patient monitoring and dosing has been suspended at some sites. While a subset of patients have been on the study for a sufficient period of time to provide topline data before the COVID-19 pandemic, other patients have missed, or are at risk for missing, required doses or in-person site visits for the collection of primary endpoint patient data. In particular, collection of primary endpoint patient data requires in-person visits at clinical trial sites, and the COVID-19 pandemic prevents us from receiving this data from numerous patients in the SOLAR trial. We are actively monitoring the effects of the COVID-19 pandemic on the SOLAR trial but cannot predict at this time when we will be able to collect uninterrupted endpoint data, with consistent dosing, in all remaining patients in the SOLAR trial. Accordingly, we no longer expect to release top-line data for the SOLAR trial in the third quarter of 2020 and cannot currently predict when such results will be available. We also cannot predict if the COVID-19 pandemic, or any other future health epidemic, may cause similar delays to any other future clinical trial we may plan in the future.

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

Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:

•collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration and may not commit sufficient resources to the development, marketing, or commercialization of the product or products that are subject to the collaboration;

•collaborators may not perform their obligations as expected;

•any such collaboration may significantly limit our share of potential future profits from the associated program and may require us to relinquish potentially valuable rights to our current product candidates, potential products, proprietary technologies, or grant licenses on terms that are not favorable to us;

•collaborators may cease to devote resources to the development or commercialization of our product candidates if the collaborators view our product candidates as competitive with their own products or product candidates;

•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting, and expensive;

•collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•the collaborations may not result in us achieving revenue to justify such transactions; and

•collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product candidate.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the healthcare providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, and third-party payors. The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:

•the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

•the prevalence and severity of the disease and any side effects;

•the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;

•the convenience and ease of administration;

•the cost of treatment;

•the willingness of the patients and physicians to accept these therapies;

•the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;

•the marketing, sales, and distribution support for the product;

•the publicity concerning our products or competing products and treatments; and

•the pricing and availability of third-party payor coverage and adequate reimbursement.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

•our product candidates may not succeed in preclinical or clinical testing;

•our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•competitors may develop alternatives that render our product candidates obsolete or less attractive;

•product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

For instance, in August 2019 we began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of our then total workforce. The eliminated positions related primarily to research and development and corresponding project, general, and administrative support. Through June 30, 2020, we had recorded cumulative restructuring expense of approximately $2.3 million and expect to incur approximately $0.1 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

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

Increasingly, we are subject to a wide variety of threats on our information networks and systems and those of our service providers or collaborators. In addition to threats from natural disasters, telecommunications and electrical failures, traditional computer hackers, malicious code (such as malware, viruses, worms and ransomware), employee error, theft or misuse, password spraying, phishing and distributed denial-of-service, or DDOS, attacks, we now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks, our third-party service providers, our collaborators and the information that they store and process. Despite significant efforts to create security barriers to safeguard against such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, which are designed to detect unauthorized activity and prevent or minimize security incidents or breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain threats. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion.

In addition, security incidents or breaches or those of our current or future collaborators or third-party service providers could result in a risk of loss or unauthorized access to or disclosure of the information we process. This, in turn, could require notification under applicable data privacy regulations or contracts, and could lead to litigation, governmental audits, investigations, fines, penalties and other possible liability, damage our relationships with our collaborators, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, and have a negative impact on our ability to conduct clinical trials. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•our ability to obtain regulatory approvals for cobomarsen, remlarsen, MRG-110, or other product candidates, and delays or failures to obtain such approvals;

•failure of any of our product candidates, if approved, to achieve commercial success;

•failure to maintain our existing third-party license and supply agreements;

•changes in laws or regulations applicable to our product candidates;

•any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

•adverse regulatory authority decisions;

•introduction of new products, services, or technologies by our competitors;

•failure to meet or exceed financial and development projections we may provide to the public and the investment community;

•the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by us or our competitors;

•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•additions or departures of key personnel;

•significant lawsuits, including patent or stockholder litigation;

•if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

•changes in the market valuations of similar companies;

•general market or macroeconomic conditions, including the ongoing COVID-19 pandemic;

•sales of our common stock by us or our stockholders in the future;

•trading volume of our common stock;

•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•adverse publicity relating to microRNA-targeted therapeutics generally, including with respect to other products and potential products in such markets;

•the introduction of technological innovations or new therapies that compete with our potential products;

•changes in the structure of health care payment systems; and

•period-to-period fluctuations in our financial results.

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

On October 28, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the minimum bid price of our listed securities was less than $1.00 per share for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until April 27, 2020, to regain compliance with the rule. In April 2020, Nasdaq announced that it would toll the compliance period for companies to regain compliance with the minimum bid price continued listing requirement through and including June 30, 2020. As result, to regain compliance, the minimum bid price of our listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days, which was achieved on June 30, 2020. We have requested that our stockholders approve a reverse stock split of our common stock at our 2020 annual meeting of stockholders in connection with our recent inability to satisfy the minimum bid price listing requirement, but we cannot guarantee that our stockholders will approve this proposal.

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

From June 2014 to December 31, 2019, we qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As of January 1, 2020, we no longer qualified as an emerging growth company.

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

For instance, in March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through July 31, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, which was later assigned to LLS TAP, for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. Through July 31, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. As a result of the modifications of the SOLAR trial we announced in December 2019, we do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through July 31, 2020, we had issued an aggregate of 8,290,350 shares of common stock under the Aspire Agreement, which amount includes approximately (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 5,732,806 shares of common stock issued to Aspire Capital for an aggregate sale price of $8.5 million as purchase shares under the terms of the Aspire Agreement.

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

As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will increase in 2020 and other future periods as a result of ceasing to be an “emerging growth company,” as defined in the JOBS Act.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock	8-K	02/07/2020	4.1
10.1	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.	10-Q	05/08/2020	10.2
10.2^	Amendment to Research Subaward Agreement, entered into as of April 7, 2020, by and between Registrant and Yale University.	10-Q	05/08/2020	10.3
10.3	Deferral Agreement between Silicon Valley Bank and the Registrant effective as of April 6, 2020.	10-Q	05/08/2020	10.4
10.4	U.S. Small Business Administration Paycheck Protection Program Note, by and between the Registrant and Silicon Valley Bank, dated April 21, 2020.	8-K	04/27/2020	10.1
10.5	Employment Agreement by and between the Registrant and Lee Rauch, dated as of June 16, 2020.	8-K	06/19/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS**	XBRL Instance Document				x
101.SCH**	XBRL Taxonomy Extension Schema Document				x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

^	Certain portions of the exhibit, identified by the mark, “[*],” have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
x	Field herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAGEN THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ William S. Marshall
William S. Marshall, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)