Form 10-Q
period 2020-09-30
MIRAGEN THERAPEUTICS, INC.
filed 2020-11-12
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 6, 2020, there were 58,663,753 shares of the registrant’s Common Stock outstanding.

MIRAGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,079	$24,846
Short-term investments	—	1,999
Accounts receivable	57	108
Prepaid expenses and other current assets	1,836	2,786
Total current assets	31,972	29,739
Property and equipment, net	370	523
Operating lease right-of-use asset, net	490	—
Other assets	1	—
Total assets	$32,833	$30,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232	$1,096
Accrued liabilities	2,619	5,108
Current portion of notes payable	4,707	3,976
Total current liabilities	7,558	10,180
Notes payable, net of current portion	4,127	4,328
Other liabilities	106	—
Total liabilities	11,791	14,508
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,074,478 and 34,861,876 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	571	349
Additional paid-in capital	208,616	183,574
Accumulated deficit	(188,145)	(168,169)
Total stockholders’ equity	21,042	15,754
Total liabilities and stockholders’ equity	$32,833	$30,262

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$—	$625	$681	$3,471
Grant revenue	—	70	315	110
Total revenue	—	695	996	3,581
Operating expenses:
Research and development	3,111	9,027	13,050	26,377
General and administrative	2,299	2,898	7,728	9,112
Total operating expenses	5,410	11,925	20,778	35,489
Loss from operations	(5,410)	(11,230)	(19,782)	(31,908)
Other income (expense):
Interest and other income	9	204	137	818
Interest and other expense	(93)	(204)	(328)	(665)
Net loss	(5,494)	(11,230)	(19,973)	(31,755)
Change in unrealized gain (loss) on investments	—	(8)	—	6
Comprehensive loss	$(5,494)	$(11,238)	$(19,973)	$(31,749)

Net loss	$(5,494)	$(11,230)	$(19,973)	$(31,755)
Net loss per share, basic and diluted	$(0.10)	$(0.36)	$(0.39)	$(1.02)
Weighted-average shares used to compute basic and diluted net loss per share	55,787,793	31,081,594	51,463,002	30,984,582

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	34,861,876	$349	$183,574	$—	$(168,169)	$15,754
Adjustment from adoption of ASC 842	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	15,000,000	150	13,731	—	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	2,200,000	22	4,027	—	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	975,063	10	660	—	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	17,238	—	13	—	—	13
Issuance of common stock for cash under employee stock purchase plan	23,171	—	16	—	—	16
Share-based compensation expense	—	—	664	—	—	664
Net loss	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	53,077,348	531	202,685	—	(176,216)	27,000
Issuance costs related to public offering	—	—	(17)	—	—	(17)
Share-based compensation expense	—	—	623	—	—	623
Net loss	—	—	—	—	(6,435)	(6,435)
Balance at June 30, 2020	53,077,348	531	203,291	—	(182,651)	21,171
Issuance costs related to the issuance of common stock and warrants in a public offering	—	—	3	—	—	3
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	3,982,806	40	4,697	—	—	4,737
Issuance of common stock for cash under employee stock purchase plan	14,324	—	10	—	—	10
Share-based compensation expense	—	—	615	—	—	615
Net loss	—	—	—	—	(5,494)	(5,494)
Balance at September 30, 2020	57,074,478	$571	$208,616	$—	$(188,145)	$21,042

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,839,463	$308	$177,335	$(3)	$(126,296)	$51,344
Issuance of common stock under the 2017 ATM, net of issuance costs	47,589	1	133	—	—	134
Issuance of common stock for cash under employee stock purchase plan	34,167	—	84	—	—	84
Share-based compensation expense	—	—	1,018	—	—	1,018
Change in unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(11,629)	(11,629)
Balance at March 31, 2019	30,921,219	309	178,570	2	(137,925)	40,956
Issuance of common stock under the 2017 ATM, net of issuance costs	96,652	1	277	—	—	278
Shares issued for cash upon the exercise of stock options under an equity incentive plan	19,492	—	15	—	—	15
Share-based compensation expense	—	—	1,075	—	—	1,075
Change in unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(8,896)	(8,896)
Balance as of June 30, 2019	31,037,363	310	179,937	11	(146,821)	33,437
Shares issued for cash upon the exercise of stock options	122,300	1	69	—	—	70
Issuance of common stock for cash under employee stock purchase plan	22,086	1	25	—	—	26
Share-based compensation expense	—	—	874	—	—	874
Change in unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(11,230)	(11,230)
Balance at September 30, 2019	31,181,749	$312	$180,905	$3	$(158,051)	$23,169

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,973)	$(31,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,902	2,967
Amortization of financing issuance costs	281	—
Non-cash interest expense	138	266
Depreciation and amortization	189	215
Amortization of premiums and discounts on available-for-sale securities	(1)	(410)
Other	34	—
Changes in operating assets and liabilities:
Accounts receivable	51	(955)
Prepaid expenses and other assets	726	(486)
Accounts payable	(864)	985
Accrued and other liabilities	(2,826)	923
Net cash used in operating activities	(20,343)	(28,250)
Cash flows from investing activities:
Maturities of short-term investments	2,000	54,000
Purchases of property and equipment	(53)	(84)
Proceeds from sale of property and equipment	1	—
Purchases of short-term investments	—	(32,690)
Net cash provided by investing activities	1,948	21,226
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	24,499	426
Payment of issuance costs associated with the sale of common stock	(1,303)	(13)
Proceeds from issuance of notes payable	1,726	—
Payments of principal on notes payable	(1,333)	(1,333)
Proceeds from stock purchases under employee stock purchase plan	26	110
Proceeds from the exercise of stock options	13	85
Net cash provided by (used in) financing activities	23,628	(725)
Net increase (decrease) in cash and cash equivalents	5,233	(7,749)
Cash and cash equivalents at beginning of period	24,846	32,606
Cash and cash equivalents at end of period	$30,079	$24,857

Supplemental disclosure of cash flow information
Cash paid for interest	$198	$406
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$32	$1
Change in unrealized gain on investments	$—	$6

See accompanying notes to these condensed consolidated financial statements.

MIRAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS

Miragen Therapeutics, Inc., a Delaware corporation (the “Company” or “miRagen”), is a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. The Company’s most advanced program, VRDN-001, is an anti-IGF-1R monoclonal antibody for thyroid eye disease, a debilitating condition that can cause bulging eyes, or proptosis, as well as double vision and potential blindness.
On October 27, 2020, miRagen entered into a merger agreement with Viridian Therapeutics, Inc. (“Viridian”), as described in Note 13. Subsequent Events.
Concurrent with the acquisition of Viridian, on October 27, 2020, the Company agreed to sell an aggregate of approximately 195,290 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate purchase price of approximately $91.0 million. Subject to satisfaction of specified conditions, each share of Series A Preferred Stock is convertible into 1,000 shares of the Company’s common stock.
Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock (“Common Stock”), its Series A Preferred Stock, and other equity securities, debt financings, up-front milestones, and reimbursements received under a prior license and collaboration agreement. Since its inception and through September 30, 2020, the Company has generated an accumulated deficit of $188.1 million. The Company expects to continue to generate operating losses in the foreseeable future.
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
As of September 30, 2020, the Company had approximately $30.1 million in cash and cash equivalents. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents, including approximately $91.0 million in gross proceeds the company received on October 30, 2020 from the sale of its Series A Preferred Stock in a private placement and the cash held by Viridian at the time of the acquisition, will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2023.
If the Company’s stockholders do not timely approve the conversion of its Series A Preferred Stock, then the holders of the Company’s Series A Preferred Stock may elect to require the Company to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in the Company’s certificate of designation relating to the Series A Preferred Stock. If the Company is required to settle a significant amount of the Series A Preferred Stock, the Company expects it would not have sufficient liquidity to settle the Series A Preferred Stock.
The Company will continue to require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions, including resulting from the ongoing COVID-19 pandemic.
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

Risk and Uncertainties – Impact of the COVID-19 Coronavirus

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of September 30, 2020, there have been no material impacts to the Company as a result of the COVID-19 pandemic. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

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
As of September 30, 2020, the Company did not have any balances associated with available-for-sale securities. As of December 31, 2019, the Company’s short-term available-for-sale securities had an amortized cost of $2.0 million, fair value of $2.0 million, and no associated unrealized gain or loss. The Company had no long-term investments as of September 30, 2020 or December 31, 2019.
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

	September 30, 2020		December 31, 2019
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$30,290	$—	$25,263	$—
U.S. treasury securities (included in short-term investments)	—	—	1,999	—
Total assets	$30,290	$—	$27,262	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2020 and 2019.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the condensed consolidated statements of stockholders’ equity. The Company had no realized or unrealized gains or losses during the three and nine months ended September 30, 2020. The Company had an unrealized loss of $8 thousand and unrealized gain of $6 thousand during the three and nine months ended September 30, 2019, respectively, and no realized gains or losses during the same corresponding periods.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2020 and 2019.
The legislation informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including: (i) a federal corporate rate reduction from 35% to 21%; (ii) limitations on the deductibility of interest expense and executive compensation; (iii) elimination of the corporate alternative minimum tax (“AMT”) and a change in how existing AMT credits can be realized; (iv) change in the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (v) reduction of the orphan drug credit from 50% to 25%; and (vi) transition of U.S. international taxation from a worldwide tax system to a territorial tax system. Under the Tax Act as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because the Company has had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Neither the Tax Act nor the CARES Act have had a material impact on the Company’s condensed consolidated financial statements primarily due to the valuation allowance recorded against its net deferred tax assets.
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

3. RESTRUCTURING PLAN

In August 2019, the Company began implementing two phases of a cost restructuring plan to streamline the organization, reduce costs, and direct resources to advance cobomarsen and miR-29 mimics, including remlarsen and MRG-229, while reducing investments in new discovery research. The restructuring plan identified approximately 44 positions for elimination, or approximately 50% of the Company’s then total workforce. The eliminated positions were primarily related to research and development and corresponding project, general, and administrative support. From the inception of the restructuring plan in August 2019 and through September 30, 2020, the Company had recorded cumulative restructuring expense of $2.4 million and expects to incur approximately $0.1 million in additional restructuring expense, related to this restructuring plan during the remainder of 2020.

The Company recorded $0.1 million and $0.3 million in restructuring charges during the three and nine months ended September 30, 2020, respectively, which was primarily related to retention transactions and recorded in research and development expenses on the condensed consolidated statements of operations and comprehensive loss. No restructuring charges were recorded during the three and nine months ended September 30, 2019.

The following table summarizes the Company’s accrued restructuring liability balance and associated activity (in thousands):

	December 31, 2019	Additions	Adjustments	Cash Payments	September 30, 2020
Retention	$935	$275	$37	$(972)	$275
Severance and severance-related expenses	580	16	4	(496)	104
Total restructuring liability	$1,515	$291	$41	$(1,468)	$379

4. STRATEGIC ALLIANCE AND COLLABORATION WITH SERVIER

In 2011, the Company entered into a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. During the period from receipt of notice from Servier in August 2019 and termination in February 2020, the Company completed certain activities under its development plan with Servier, which included finalizing the two Phase 1 clinical trials of MRG-110. The activities for which the Company is eligible for reimbursement under the Servier Collaboration Agreement were considered a research and development performance obligation and revenue was recognized in accordance with ASC 606 through the termination date.

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

Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.3 million as of December 31, 2019, which are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. No amounts were incurred and billable, but not billed to Servier, for research and related intellectual property activities as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities.

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development reimbursable costs	$—	$625	$681	$3,471

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Lab equipment	$2,529	$2,507
Leasehold improvements	741	741
Computer hardware and software	405	457
Furniture and fixtures	166	166
Property and equipment, gross	3,841	3,871
Less: accumulated depreciation and amortization	(3,471)	(3,348)
Property and equipment, net	$370	$523

During the three months ended September 30, 2020 and 2019, depreciation and amortization expense was $0.1 million. During the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $0.2 million. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$647	$2,259
Accrued employee compensation and related taxes	581	508
Operating lease liability	406	—
Restructuring liability	379	1,515
Accrued legal fees and expenses	288	284
Accrued other professional service fees	137	254
Value of liability-classified stock purchase warrants	100	100
Deferred and accrued facility lease obligations	—	66
Other accrued liabilities	81	122
Total accrued liabilities	$2,619	$5,108

7. NOTES PAYABLE

2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended maturity date by an additional six months. Amounts outstanding bear interest at the prime rate (3.25% and 4.75% at September 30, 2020 and December 31, 2019, respectively), with a final payment fee equal to $0.9 million due upon maturity. As of September 30, 2020, no additional amounts are available under the 2017 SVB Loan Agreement.

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

Amounts outstanding under the 2017 SVB Loan Agreement were as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount outstanding	$6,333	$7,667
Unamortized debt discount	(17)	(32)
Accreted final payment fee	792	669
Total note payable	7,108	8,304
Less: current maturities	(3,652)	(3,976)
Note payable, net of current portion	$3,456	$4,328

Future annual minimum principal payments under the 2017 SVB Loan Agreement as of September 30, 2020 for the respective calendar years are as follows (in thousands):

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
The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. In October 2020, the Company applied for forgiveness for the full amount of the PPP Loan, of which all or a portion may be forgiven. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company used the PPP Loan for qualifying and other related expenses. The Company can provide no assurance that it will obtain forgiveness of the PPP Loan in whole or in part.
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
Amounts outstanding under the PPP Loan were as follows (in thousands):

September 30, 2020
Principal amount outstanding	$1,726
Less: current maturities	(1,055)
Note payable, net of current portion	$671

Future annual minimum principal payments under the PPP Loan as of September 30, 2020 for the respective calendar years are as follows (in thousands):

2020	$192
2021	1,150
2022	384
Total	$1,726

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

In consideration of the Company’s services under the Yale Agreements, Yale has agreed to reimburse the Company up to a specified amount over five years, subject to the availability of funds under the grant and continued eligibility. Under the terms of the Yale Agreements, the Company retains all rights to any and all intellectual property developed solely by the Company in connection with the Yale Agreements. Yale has also agreed to provide the Company with an exclusive option to negotiate in good faith for an exclusive, royalty-bearing license from Yale for any intellectual property developed by Yale or jointly by the parties under the Yale Agreements. Yale is responsible for filing, prosecuting, and maintaining foreign and domestic patent applications and patents on all inventions jointly developed by the parties under the Yale Agreements. Through September 30, 2020, the Company has received $1.2 million under the Yale Agreements.

The Yale Agreements terminate automatically on the date that Yale delivers its final research report to the NIH under the terms of the grant underlying the Yale Agreements. Each party may also terminate the Yale Agreements upon a specified number of days’ notice in the event that the NIH’s grant funding is reduced or terminated or upon material breach by the other party.

Lease Obligation Payable

The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its current office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in April 2020, which extended the lease term. As of September 30, 2020, the lease was scheduled to mature on December 31, 2021.

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

Amortization of the operating lease right-of-use asset, and corresponding reduction of operating lease obligation, amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and was included in operating expense in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2019, lease rental expense, and the corresponding cash outflow, was approximately $0.1 million and $0.2 million, respectively.

As of September 30, 2020, the remaining lease term was 1.3 years. Future minimum payments as of September 30, 2020 were approximately $0.5 million through December 31, 2021. As of September 30, 2020, the Company’s operating lease obligations were reflected as operating lease liabilities of $0.4 million as accrued liabilities and $0.1 million as other liabilities in the Company’s condensed consolidated balance sheets.

The Company is also required to pay for operating expenses related to the leased space, which were $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

Common Stock Purchase Agreement - Aspire Capital Fund, LLC

In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. Upon execution of the Aspire Stock Purchase Agreement, the Company sold to Aspire Capital 1,598,465 shares of Common Stock at $0.63 per share for proceeds of $1.0 million (the “Initial Purchase Shares”). As consideration for entering into the Aspire Stock Purchase Agreement, concurrently with the execution of the Aspire Stock Purchase Agreement and the Initial Purchase Shares, the Company issued to 959,079 shares of Common Stock to Aspire Capital as a non-refundable commitment fee, for a total issuance of 2,557,544 shares.

During the three months ended September 30, 2020, the Company sold to Aspire Capital 3,982,806 shares of Common Stock at a weighted-average price of $1.19 per share for aggregate net proceeds of $4.7 million. During the nine months ended September 30, 2020, the Company sold to Aspire Capital 6,182,806 shares of Common Stock at a weighted-average price of $1.42 per share for aggregate net proceeds of $8.8 million. As of September 30, 2020, the Company may sell an additional $10.2 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP

Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

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

During the nine months ended September 30, 2020, the Company sold, pursuant to the terms of the ATM Agreement, 975,063 shares of Common Stock, at a weighted average price of $0.72 per share, for aggregate net proceeds of approximately $0.7 million, including commissions to Cowen as sales agent. Since March 2017 and through September 30, 2020, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 2,846,449 shares of Common Stock, at a weighted average price of $4.25 per share, for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.

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

Series Preferred
As of September 30, 2020, the Company had no shares of preferred stock outstanding and had not designated any class or series of preferred stock. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. Refer to Note 1. Description of Business regarding the issuance of Series A Preferred Stock in October 2020.

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

	Number of Underlying Shares (1)		Weighted Average Exercise Price at September 30, 2020	Remaining Contractual Life at September 30, 2020 (No. Years)
	September 30, 2020	December 31, 2019
Liability-classified warrants
Issued April 2017	11,718	11,718	$8.53	4.58

Equity-classified warrants
Issued February 2020 (2)	7,500,000	—	$1.10	4.35
Issued November 2017	24,097	24,097	$7.15	4.13
Acquired February 2017	—	10,707	$—	—
Subtotal	7,524,097	34,804	$1.12
Total warrants	7,535,815	46,522	$1.13
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2020 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2019	46,522	$17.93
Granted	7,500,000	$1.10
Expired	(10,707)	$52.50
Outstanding at September 30, 2020	7,535,815	$1.13

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

Equity-Classified Warrants
In connection with the Company’s public offering of its Common Stock and warrants that closed in February 2020, the Company issued warrants to purchase 7,500,000 shares of its common stock at a price of $1.10 per share that expire five years from the date of issuance. The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, as of September 30, 2020, the warrants have been classified as equity with no subsequent remeasurement as long as the warrants continue to be classified as equity. On November 6, 2020, warrants were exercised to purchase 500,000 shares of Common Stock for proceeds of approximately $0.6 million.
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

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

As of September 30, 2020, there were options exercisable for up to 1,050,991 shares of Common Stock outstanding and no remaining equity awards available for future issuances under the 2008 Plan. All awards granted under the 2008 Plan that, after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms.

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

The aggregate number of shares of Common Stock that may be issued under the 2016 Plan will not exceed 4,182,404 shares, which number is the sum of: (i) 1,681,294 shares, plus (ii) the number of shares subject to outstanding stock awards that were granted under the 2008 Plan, that, from and after February 13, 2017, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, if any, as such shares become available from time to time, plus (iii) shares from automatic increases to the share reserve, as described in more detail below. In accordance with the 2016 Plan, the share reserve will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date of the 2016 Plan occurs, and ending on (and including) January 1, 2026, in an amount equal to 4% of the shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the board of directors or compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the automatic increase. On January 1, 2020, the share reserve automatically increased by 1,394,475 shares. Cumulative increases to the share reserve through January 1, 2020 consisted of 3,530,773 shares. As of September 30, 2020, there were outstanding stock options to purchase 4,859,851 shares of Common Stock and 789,213 shares of Common Stock available for issuance pursuant to the terms under the 2016 Plan.

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

A summary of Common Stock option activity is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,497	$5.19	5.91	$—
Granted	3,405	$0.90
Exercised	(17)	$0.76
Forfeited or expired	(974)	$4.95
Outstanding at September 30, 2020	5,911	$2.77	7.20	$50,011
Vested or expected to vest at September 30, 2020	5,911	$2.77	7.20	$50,011
Exercisable as of September 30, 2020	2,383	$4.59	5.43	$3,758
Vested as of September 30, 2020	2,383	$4.59	5.43	$3,758

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the nine months ended September 30, 2020 and 2019 was $0.69 and $2.31, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term, in years	5.10	6.35
Expected volatility	105.4%	98.8%
Risk-free interest rate	0.7%	2.5%
Expected dividend yield	—%	—%
Weighted-average exercise price	$0.90	$2.97

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of September 30, 2020, the Company had 933,469 shares available for issuance and 159,385 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the 2008 Plan and 2016 Plan and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Research and development	$518	$1,175
General and administrative	1,384	1,792
Total share-based compensation expense	$1,902	$2,967

As of September 30, 2020, the Company had $3.9 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.11 years.

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

Potentially dilutive securities include the following:

	September 30,
	2020	2019
	(in thousands)
Options to purchase Common Stock	5,911	4,034
Warrants to purchase Common Stock	7,536	47
Total	13,447	4,081

13. SUBSEQUENT EVENTS
Nasdaq Minimum Bid Price
On October 8, 2020, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (“Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days to regain compliance with the minimum bid price rule. If the Company does not regain compliance with the Minimum Bid Price Requirement by April 6, 2021, then the Company may be eligible for an additional 180 calendar day compliance period. The Company is actively monitoring its stock price and will consider any and all options available to regain compliance with the Minimum Bid Price Requirement.
Agreement and Plan of Merger
On October 27, 2020, the Company acquired Viridian in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”), by and among the Company, Oculus Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), Oculus Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Viridian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Viridian, pursuant to which Viridian was the surviving corporation and became a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Viridian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.
Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued or reserved for the issuance of an aggregate of 11,409,188 shares of the Company’s Common Stock and 203,202 shares of Series A Preferred Stock (as described below) to securityholders of Viridian. Each share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock, subject to certain conditions described below.
Certain shares of Common Stock outstanding immediately after the Merger are held by stockholders subject to lock-up restrictions, pursuant to which such stockholders have agreed, except in limited circumstances, not to sell or transfer, or engage in swap or similar transactions with respect to, shares of the Common Stock, including, as applicable, shares received in the Merger and issuable upon exercise of certain options, for a period of 180 days following the closing of the Merger.
Pursuant to the Merger Agreement, the Company has agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with the Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”), and (ii) if necessary, the approval of an amendment to the certificate of incorporation of the Company to authorize sufficient shares of Common Stock for the conversion of the Series A Preferred Stock issued pursuant to the Merger Agreement and the Securities Purchase Agreement (as described below) (the “Charter Amendment Proposal”) (and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company intends to file with the SEC a proxy statement and other relevant materials.
Additionally, if the Company’s stockholders do not timely approve the conversion of the Series A Preferred Stock, then the holders of the Series A Preferred Stock may be entitled to require the Company to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in the Company’s certificate of designation relating to the Series A Preferred Stock. If the Company is forced to settle any shares of Series A Preferred Stock, it could materially affect the Company’s results of operations.
The Company’s board of directors approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of the Company’s stockholders.
Support Agreements
In connection with the execution of the Merger Agreement, the Company and Viridian entered into stockholder support agreements (the “Support Agreements”) with the Company’s directors and officers. The Support Agreements provide that, among other things, each of the stockholders has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals at the Company stockholders’ meeting to be held in connection therewith.
Lock-up Agreements
Concurrently and in connection with the execution of the Merger Agreement, certain Viridian securityholders as of immediately prior to the Merger, and the Company’s directors and officers as of immediately following the Merger entered into lock-up agreements with the Company and Viridian, pursuant to which each such stockholder will be subject to a 180-day lockup on the sale or transfer of shares of Common Stock held by each such stockholder at the closing of the Merger (the “Closing”), including those shares received by Viridian securityholders in the Merger (the “Lock-up Agreements”).
Contingent Value Rights Agreement
The Merger Agreement contemplates that within 30 days following the Closing, the Company and the Rights Agent (as defined therein) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of Common Stock as of November 6, 2020, other than former stockholders of Viridian, shall be entitled to one contractual contingent value right issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder. Each contingent value right shall entitle the holder thereof to receive certain cash payments from the net proceeds, if any, related to the disposition of the Company’s legacy programs to develop product candidates that modulate microRNAs within five years following the Closing. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading on any exchange.
Private Placement and Securities Purchase Agreement
On October 27, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million (collectively, the “Financing”). Each share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock, as described below. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation filed in connection with the Financing.
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder thereof, into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.
Registration Rights Agreement
On the October 30, 2020, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company will prepare and file a resale registration statement with the SEC within 90 calendar days following October 30, 2020 (the “Filing Deadline”). The Company will use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline (or within 60 calendar days if the SEC reviews the registration statement).

The Company has also agreed to, among other things, indemnify the Investors, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.
Assumption of Stock Option Plan
Upon closing of the Merger, the Company assumed all the outstanding options issued under Viridian’s 2020 Equity Incentive Plan. The terms and conditions for each assumed option are substantially the same as prior to the Merger, including that the assumed options remain subject to the terms and conditions of Viridian’s 2020 Equity Incentive Plan, provided that each assumed option shall now be exercisable for shares of the Company’s common stock and the number of shares issuable upon exercise of, and the exercise price per share for, each assumed option has been appropriately adjusted to give effect to the Merger.
Warrants
In connection with the Company’s public offering of its Common Stock and warrants that closed in February 2020, the Company issued warrants to purchase 7,500,000 shares of its common stock at a price of $1.10 per share (the “Warrants”). Pursuant to the terms of the Warrants, the Merger constitutes a fundamental transaction resulting in the potential cash settlement of the Warrants.
Reverse Stock Split
The Company plans to effect a reverse stock split of its shares of common stock at a ratio of 1-for-15. The Company anticipates the stock split will be effective as of November 12, 2020, and trading of the Common Stock will begin on a split-adjusted basis on November 13, 2020. The Common Stock will continue to trade on the Nasdaq Capital Market under the ticker symbol "MGEN," although a new CUSIP number (60463E 202) has been assigned.
The Company’s stockholders approved the reverse stock split, and granted the Company’s board of directors the authority to effect a reverse stock split, at the Company’s annual meeting of shareholders held on May 21, 2020.
As a result of the reverse stock split, every 15 shares of the Company’s pre-reverse split Common Stock will be combined and reclassified into one share of Common Stock. No fractional shares will be issued in connection with the reverse stock split, and if the stock split results in any stockholders owning a fractional share, then such stockholders will receive a cash payment in lieu of such fractional share. The reverse stock split will not modify any rights of the Company’s Common Stock. The reverse stock split will reduce the number of shares of Common Stock issuable upon the conversion of the Company’s outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split, and cause a proportionate increase in the conversion and exercise prices of such preferred stock, stock options and warrants. The Company’s transfer agent, VStock Transfer, LLC, will act as exchange agent for the reverse stock split.

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

Overview and Recent Developments
We are a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. Our most advanced program, VRDN-001, is a clinical-stage anti-IGF-1R monoclonal antibody in development for thyroid eye disease, a debilitating condition that can cause bulging eyes, or proptosis, as well as double vision and potential blindness. In association with the merger described below, our business strategy transitioned to prioritizing VRDN-001 in development of thyroid eye disease and away from legacy programs developing product candidates that modulate microRNAs.
Pending feedback from regulatory authorities, we expect to initiate a Phase 2 clinical trial of VRDN-001 in TED in 2021. This planned clinical trial will be informed by data from previous U.S. and European Union, or EU, studies in which more than 100 oncology patients were administered the antibody under the name AVE-1642. The pharmacokinetic, pharmacodynamic, and safety and tolerability data from these previous studies will inform our trial designs in TED. We hold exclusive worldwide rights to develop and commercialize VRDN-001 for all non-oncology indications that do not use radiopharmaceuticals, including the treatment of TED. Our product candidate VRDN-001 was previously licensed from ImmunoGen, Inc.
In parallel with the development of VRDN-001, we are advancing VRDN-002 with the goal of developing a convenient, at-home subcutaneous injection product. VRDN-002 seeks to improve on first-generation IGF-1R-targeted antibodies by incorporating half-life extension technology to reduce the dose required to provide efficacy in TED. We expect to file an investigational new drug application for VRDN-002 by the end of 2021.
Agreement and Plan of Merger
On October 27, 2020, we acquired Viridian Therapeutics, Inc., a Delaware corporation, or Viridian, in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020, or the Merger Agreement, by and among us, Oculus Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, or the First Merger Sub, Oculus Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, or the Second Merger Sub, and Viridian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Viridian, pursuant to which Viridian was the surviving corporation and became our wholly owned subsidiary, or the First Merger. Immediately following the First Merger, Viridian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, or such merger together with the First Merger, the Merger. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.
Under the terms of the Merger Agreement, at the closing of the Merger, or the Closing, we issued or reserved for the issuance of an aggregate of 11,409,188 shares of our common stock and 203,202 shares of Series A Non-Voting Convertible Preferred Stock, or the Series A Preferred Stock (as described below) to the securityholders of Viridian. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, subject to certain conditions described below.
Certain shares of our common stock outstanding immediately after the Merger are held by stockholders subject to lock-up restrictions, pursuant to which such stockholders have agreed, except in limited circumstances, not to sell or transfer, or engage in swap or similar transactions with respect to, shares of our common stock, including, as applicable, shares received in the Merger and issuable upon exercise of certain options, for a period of 180 days following the closing of the Merger.
Pursuant to the Merger Agreement, we have agreed to hold a stockholders’ meeting to submit the following matters to our stockholders for their consideration: (i) the approval of the conversion of the Series A Preferred Stock into shares of our common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, and (ii), if necessary, the approval of an amendment to our certificate of incorporation to authorize sufficient shares of our common stock for the conversion of the

Series A Preferred Stock issued pursuant to the Merger Agreement and the Securities Purchase Agreement (as described below), or the Charter Amendment Proposal, and together with the Conversion Proposal, the Meeting Proposals. In connection with these matters, we intend to file with the Securities and Exchange Commission, or the SEC, a proxy statement and other relevant materials.
Our board of directors approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of our stockholders.
Support Agreements
In connection with the execution of the Merger Agreement, we and Viridian entered into stockholder support agreements, or the Support Agreements, with our directors and officers. The Support Agreements provide that, among other things, each of the stockholders has agreed to vote or cause to be voted all of the shares of our common stock owned by such stockholder in favor of the Meeting Proposals at our stockholders’ meeting to be held in connection therewith.
Lock-up Agreements
Concurrently and in connection with the execution of the Merger Agreement, certain Viridian securityholders as of immediately prior to the Merger, and our directors and officers as of immediately following the Merger entered into lock-up agreements with us and Viridian, pursuant to which each such stockholder will be subject to a 180 day lockup on the sale or transfer of shares of our common stock held by each such stockholder at the closing of the Merger, including those shares received by Viridian securityholders in the Merger, or the Lock-up Agreements.
Contingent Value Rights Agreement
The Merger Agreement contemplates that within 30 days following the Closing, we and the Rights Agent (as defined therein) will execute and deliver a contingent value rights agreement, or the CVR Agreement, pursuant to which each holder of our common stock as of November 6, 2020, other than former stockholders of Viridian, shall be entitled to one contractual contingent value right issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each contingent value right shall entitle the holder thereof to receive certain cash payments from the net proceeds, if any, related to the disposition of our legacy programs to develop product candidates that modulate microRNAs within five years following the Closing. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading on any exchange.
Private Placement and Securities Purchase Agreement
On October 27, 2020, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Investors. Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million, or collectively, the Financing. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation filed in connection with the Merger. We plan to use the proceeds from the Financing to potentially advance multiple compounds through Phase 2 proof of concept studies in TED and expand our orphan disease pipeline.
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, We will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of us.
Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder thereof, into 1,000 shares of our common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.
Registration Rights Agreement
On October 30, 2020, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Investors. Pursuant to the Registration Rights Agreement, we will prepare and file a resale registration statement with the SEC within 90 calendar days following October 30, 2020, or the Filing Deadline. We will use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 30 calendar days of October 30, 2020 (or within 60 calendar days if the SEC reviews the registration statement).
We have also agreed to, among other things, indemnify the Investors, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to our obligations under the Registration Rights Agreement.
Reverse Stock Split
We plan to effect a reverse stock split of our shares of common stock at a ratio of 1-for-15. We anticipate the stock split will be effective as of November 12, 2020, and trading of our common stock will begin on a split-adjusted basis on November 13, 2020. Our common stock will continue to trade on the Nasdaq Capital Market under the ticker symbol "MGEN," although a new CUSIP number (60463E 202) has been assigned.
Our stockholders approved the reverse stock split, and granted our board of directors the authority to effect a reverse stock split, at our annual meeting of shareholders held on May 21, 2020.
As a result of the reverse stock split, every 15 shares of our pre-reverse split common stock will be combined and reclassified into one share of our common stock. No fractional shares will be issued in connection with the reverse stock split, and if the stock split results in any stockholders owning a fractional share, then such stockholders will receive a cash payment in lieu of such fractional share. The reverse stock split will not modify any rights of our common stock. The reverse stock split will reduce the number of shares of our common stock issuable upon the conversion of our outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split, and cause a proportionate increase in the conversion and exercise prices of such preferred stock, stock options and warrants. Our transfer agent, VStock Transfer, LLC, will act as exchange agent for the reverse stock split.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause us to delay enrollment or announcement of results from our ongoing clinical trials. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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

In August 2019, Servier terminated the Servier Collaboration Agreement effective in February 2020. We completed certain activities under the Servier Collaboration Agreement through the effective termination date in February 2020, which included finalizing two Phase 1 clinical trials of MRG-110, for which we previously reported data. The activities eligible for reimbursement under the Servier Collaboration Agreement were considered a research and development performance obligation and revenue was recognized through the termination date.

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

Our research and development expenses may increase if we initiate new clinical trials. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability, and commercial viability of our product candidates.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, and severance and retention benefits related to our finance, accounting, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, as well as insurance, board of director compensation, consulting, and other administrative expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Revenue	$—	$695
Research and development expenses	3,111	9,027
General and administrative expenses	2,299	2,898
Other expense, net	(84)	—
Net loss	$(5,494)	$(11,230)

Revenue
Revenue decreased by $0.7 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease in revenue was primarily due to a decrease in research and development activities reimbursable to us by Servier under the Servier Collaboration Agreement.
Research and Development Expenses
Research and development expenses were $3.1 million during the three months ended September 30, 2020, compared to $9.0 million during the three months ended September 30, 2019. The $5.9 million decrease in research and development expenses was primarily attributable to a decrease in clinical and related manufacturing development activities associated with the Phase 2 SOLAR clinical trial of cobomarsen, personnel-related costs, and other miscellaneous expenses during the third quarter of 2020.
General and Administrative Expenses
General and administrative expenses were $2.3 million during the three months ended September 30, 2020, compared to $2.9 million during the three months ended September 30, 2019. The decrease in general and administrative expenses was due primarily to decreased personnel-related costs and decreased professional-related costs during the third quarter of 2020.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Revenue	$996	$3,581
Research and development expenses	13,050	26,377
General and administrative expenses	7,728	9,112
Other income (expense), net	(191)	153
Net loss	$(19,973)	$(31,755)

Revenue

Revenue decreased by $2.6 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in revenue was primarily due to a decrease in research and development activities reimbursable to us by Servier under the Servier Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $13.1 million during the nine months ended September 30, 2020, compared to $26.4 million during the nine months ended September 30, 2019. The $13.3 million decrease in research and development expenses was primarily attributable to a decrease in clinical and related manufacturing development activities associated with the Phase 2 SOLAR clinical trial of cobomarsen, personnel-related costs, other preclinical research and development costs, and other miscellaneous expenses during the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses were $7.7 million during the nine months ended September 30, 2020, compared to $9.1 million during the nine months ended September 30, 2019. The decrease in general and administrative expenses was due primarily to decreased personnel-related costs and legal costs, which were partially offset by increased other miscellaneous expenses during the nine months ended September 30, 2020.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our preferred stock, and other equity securities, debt financings, and from amounts received under the Servier Collaboration Agreement. As of September 30, 2020, we had $30.1 million in cash and cash equivalents. We expect that our current cash and cash equivalents, including approximately $91.0 million we received on October 30, 2020 from the sale of shares of our Series A Preferred Stock in the Financing, together with the cash held by Viridian at the time of the acquisition, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We plan to use the proceeds from the Financing to potentially advance multiple compounds through Phase 2 proof of concept studies in TED and expand our orphan disease pipeline.
If our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock may elect to require us to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are required to settle a significant amount of the Series A Preferred Stock, we expect that we would not have sufficient liquidity to settle the Series A Preferred Stock.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2020, we have generated an accumulated deficit of $188.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We will continue to require substantial additional capital to continue our clinical development, to continue our potential commercialization activities, and to fund our ongoing operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, equity financings, securing additional license and collaboration agreements, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.
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

In March 2017, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 2,846,449 shares of our common stock through October 30, 2020 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.”
In August 2018, we and the Leukemia and Lymphoma Society, Inc., or LLS, entered into a Common Stock Purchase Agreement, or the LLS Stock Purchase Agreement, for the sale of up to $5.0 million of shares of our common stock, or the LLS Offering, to LLS and its affiliates under the LLS Stock Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned to LLS TAP Miragen, LLC, or LLS TAP. Under the terms of the LLS Stock Purchase Agreement, we may raise up to approximately $5.0 million in gross proceeds by selling shares of our common stock to LLS and its affiliates, including LLS TAP, in up to five separate closings upon the achievement of specified development milestones. Since the initial closing in August 2018, we issued 757,351 shares of our common stock to LLS under the LLS Stock Purchase Agreement for net proceeds of $1.4 million. We do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.

In December 2019, we entered into a common stock purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Agreement. Upon execution of the Aspire Agreement, we sold to Aspire Capital 1,598,465 shares of common stock at $0.63 per share for proceeds of $1.0 million as the Initial Purchase Shares. During the nine months ended September 30, 2020, we sold to Aspire Capital 6,182,806 shares of our common stock at a weighted-average price of $1.42 per share for aggregate net proceeds of $8.8 million. As of September 30, 2020, we may sell an additional $10.2 million of shares of our common stock to Aspire Capital. Under the Aspire Agreement, we have the right, in our sole discretion, on any trading day selected by us, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per business day, up to $20.0 million of our common stock, in the aggregate and inclusive of the Initial Purchase Shares and subsequent purchases at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. We also have the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price, or the VWAP Purchase Price, equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price, or each such purchase, a VWAP Purchase. We have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if we have also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require. In consideration for entering into the Aspire Agreement, concurrently with the execution of the Aspire Agreement, we issued to Aspire Capital 959,079 shares of our common stock.

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
In October 2020, we entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million in the Financing. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation.

Cost Restructuring Plan
In August 2019 we initiated a cost restructuring plan to streamline the organization, reduce costs, and direct resources towards prioritized initiatives and product candidates, which provided a reduction of approximately 50% of workforce in place at that time, primarily associated with research and development functions. Through September 30, 2020, we had recorded cumulative restructuring expense of approximately $2.4 million and expect to incur approximately $0.1 million in additional restructuring expense, primarily related to retention, during the remainder of 2020.

Summarized cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,343)	$(28,250)
Investing activities	1,948	21,226
Financing activities	23,628	(725)
Total	$5,233	$(7,749)

Operating Activities

Net cash used in operating activities was $20.3 million for the nine months ended September 30, 2020, compared to $28.3 million for the nine months ended September 30, 2019. The $8.0 million decrease in the nine months ended September 30, 2020 was primarily the result of a $11.8 million decrease in net loss, partially offset by a $3.4 million decrease in payments of current liabilities and receipts associated with accounts receivable and prepaid expenses and other assets and a $0.4 million decrease in non-cash expenses during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Investing Activities

Net cash provided by investing activities was $1.9 million during the nine months ended September 30, 2020 compared to $21.2 million during the nine months ended September 30, 2019. The change in cash flow from investing activities was driven primarily by a $52.0 million decrease in the related maturities of short-term investments and a $32.7 million decrease in purchases of short-term investments during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was $23.6 million for the nine months ended September 30, 2020, compared to net cash used of $0.7 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received net proceeds from the sale of our common stock and warrants in a public offering of $13.9 million. Additionally, during the nine months ended September 30, 2020, compared to the same period in 2019, we received higher net proceeds from other sales or issuances of common stock by $8.7 million and from notes payable by $1.7 million.

Contractual Obligations and Commitments

As of September 30, 2020, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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
Summary Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•There is no guarantee that our acquisition of Viridian will increase stockholder value.
•We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
•We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
•We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.
•We have never generated any revenue from product sales and may never be profitable.
•Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.
•Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
•We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Some of our product candidates have produced results only in non-clinical settings, or for other indications than those for which we contemplate conducting development and seeking U.S. Food and Drug Administration, or FDA, approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

Risks Related to Our Financial Condition and Capital Requirements
There is no guarantee that our acquisition of Viridian will increase stockholder value.
In October 2020, we acquired Viridian. We cannot guarantee that implementing the Merger and related transactions will not impair stockholder value or otherwise adversely affect our business. The Merger poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of such acquisition to our stockholders.
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
This Quarterly Report includes disclosures regarding our management’s assessment of our ability to continue as a going concern. As of September 30, 2020, we had $30.1 million of cash and cash equivalents, and we had $8.1 million of outstanding debt principal obligations under our note payable to Silicon Valley Bank and other notes payable. We expect that our current cash and cash equivalents, including approximately $91.0 million we received on October 30, 2020 from the sale of our Series A Preferred Stock in the Financing plus the cash held by Viridian at the time of the acquisition, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We will need to raise additional capital to continue to fund our operations and service our debt obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
In addition, if our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock may be entitled to require us to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are required to settle a significant amount of the Series A Preferred Stock, we expect we would not have sufficient liquidity to settle the Series A Preferred Stock.
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
For instance, in August 2019 we initiated a cost restructuring plan to streamline the organization, reduce costs, and direct resources towards prioritized initiatives and product candidates, which provided a reduction of approximately 50% of workforce in place at that time, primarily associated with research and development functions. If we are unable to raise additional capital, we may be forced to undergo additional restructuring efforts or cease some or all of our operations altogether.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2020 and 2019, net loss was $20.0 million and $31.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $188.1 million.
As of September 30, 2020, we had cash and cash equivalents of $30.1 million. In March 2017, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through October 30, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.
In August 2018, we entered into the LLS Stock Purchase Agreement with LLS for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Stock Purchase Agreement. In October 2019, the LLS Stock Purchase Agreement was assigned by LLS to LLS TAP. Through October 30, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. We do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.
In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through October 30, 2020, we had issued an aggregate of 8,740,350 shares of common stock under the Aspire Agreement, which amount includes (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 6,182,806 shares of common stock issued to Aspire Capital for an aggregate sale price of $8.8 million as purchase shares under the terms of the Aspire Agreement.
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
In October 2020, we entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million in the Financing. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation.
We expect that our current cash and cash equivalents, including approximately $91.0 million we received on October 30, 2020 from the sale of our Series A Preferred Stock in the Financing, plus the cash held by Viridian at the time of the acquisition, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. For instance, in August 2019 we initiated a cost restructuring plan to streamline the organization, reduce costs, and direct resources towards prioritized initiatives and product candidates, which provided a reduction of approximately 50% of workforce in place at that time, primarily associated with research and development functions. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.
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
In April 2020, we received proceeds of $1.7 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We have used the proceeds of the PPP Loan to retain current employees, maintain payroll, and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.
The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. In October 2020, we applied for forgiveness of our PPP Loan, but we cannot guarantee that we will be granted forgiveness for all or any part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration, or the SBA.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the ATM Agreement, the Aspire Agreement, the LLS Stock Purchase Agreement, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in October 2020, we sold 195,290 shares of our Series A Preferred Stock in the Financing to the Investors for gross proceeds of approximately $91.0 million. Subject to receiving the requisite stockholder approval, each share of Series A Preferred Stock is convertible into an aggregate of 1,000 shares of our common stock. We are required to solicit the consent of our stockholders with regard to conversion of the shares of Series A Preferred Stock issued in the Financing. If our stockholders fail to approve such matters, we may be subject to financial penalties that could materially harm our business. In addition, through October 30, 2020, we had sold (i) pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million, (ii) pursuant to the Aspire Agreement, 7,781,271 shares of our common stock for aggregate net proceeds of approximately $9.7 million, (iii) pursuant to the LLS Stock Purchase Agreement, 757,351 shares of our common stock for aggregate net proceeds of approximately $1.4 million, and (iv) pursuant to the 2020 Public Offering, 15,000,000 shares of our common stock for aggregate net proceeds of approximately $13.9 million. After giving effect to these sales, we anticipate that we will continue to make sales of our common stock under the ATM Agreement and the Aspire Agreement from time to time into the foreseeable future, and we may sell shares of our common stock of up to $37.9 million and up to $10.2 million in additional aggregate value under the ATM Agreement and Aspire Agreement, respectively. We do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining $3.5 million in proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur. Sales under the ATM Agreement, the Aspire Agreement, or the LLS Stock Purchase Agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.
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
Our product candidates have been studied in only a limited number of patients with a confirmed diagnosis or healthy volunteers. We may experience a higher rate or severity of adverse events and comparable or higher rates of discontinuation of trial participants in our future clinical trials. There is no guarantee that additional or more severe side effects will not be identified during ongoing or future clinical trials of our product candidates for current and other indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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
We are heavily dependent on the success of our product candidates, which are in the early stages of development, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
We have invested substantially all of our effort and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate.
We currently have a limited number of product candidates. There can be no assurance that the data that we may or may not develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.
None of our product candidates have advanced through a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before they receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We will have to conduct well-controlled trials in our proposed indications to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates.
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
We may find it difficult to enroll and maintain patients or subjects in our future clinical trials, in part due to the limited number of patients or subjects who have the diseases for which our product candidates are being studied. We cannot predict if we will have difficulty enrolling and maintaining patients or subjects in our future clinical trials. Difficulty in enrolling and maintaining patients or subjects could delay or prevent clinical trials of our product candidates.
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
The eligibility criteria of our clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. Accordingly, we may not be able to identify, recruit, enroll, and maintain a sufficient number of patients or subjects to complete our future clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. Our ability to enroll patients in our planned clinical trials may be further impacted by the COVID-19 pandemic, or any future disease pandemic. Health concerns may cause patients to be unwilling to participate in clinical trials if they view themselves at particular risk from the virus, or future clinical trial sites in areas particularly impacted by the COVID-19 pandemic or any other future disease pandemic may close entirely. We cannot guarantee that the COVID-19 pandemic, or any other future disease pandemics, will not impact enrollment in any future clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
Although we have product liability insurance, which covers our historical clinical trials in the United States, for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for any future clinical trials that we may initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:
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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
We expect the product candidates we develop will be regulated as biologics, and therefore they may be subject to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a Biologics License Application, or BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
In addition, the approval of a biologic product biosimilar to one of our product candidates could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our product candidates.
We may seek Breakthrough Therapy designation for one or more of our product candidates from the FDA, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
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
We may seek accelerated approval for our product candidates. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.
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
There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act, and both Congress and President Trump have delayed implementation or effectively repealed some of the Affordable Care Act’s requirements through legislation, Executive Orders, failures to fund, and other actions. For example, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th

Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates or additional pricing pressures. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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
•the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Center for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians, as well as their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•the GDPR and other EU member state data protection laws as well as those of Switzerland and the United Kingdom, which require, in part, data controllers and processors, to adopt administrative, physical, and technical safeguards designed to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the European Economic Area, or the EEA, Switzerland, and the United Kingdom, including to the United States; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
During the course of our development of our product candidates, we have been funded in part through federal and state grants. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:
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
Regulation of personal data or personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.
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
The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California residents and provide such residents new data privacy rights. The CCPA imposes new operational requirements for covered businesses and provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states. The CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information.
Foreign data protection laws, including, without limitation, the EU’s GDPR that took effect in May 2018, and member state data protection laws, may also apply to health-related and other personal information that we process, including, without limitation, personal data relating to clinical trial participants in the EU, Switzerland, and the United Kingdom. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU, Switzerland, and the United Kingdom, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical and technical safeguards designed to protect such information. These laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to transparency requirements related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise. The GDPR increases our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.
European data protection laws, including the GDPR, prohibit the transfer, without an appropriate legal basis, of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection and as a result, increases the scrutiny for transfers of personal data from clinical trial sites located in the EU to the United States. Switzerland and the United Kingdom have adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and United Kingdom to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, legal challenges in the EU to the mechanisms that allow companies to transfer personal data from the EU to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Framework. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield and raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Similarly, the Swiss Federal Data Protection and Information Commissioner announced the use of the Swiss-U.S. Privacy Shield is inadequate for personal data transfers from Switzerland to the U.S. Authorities in the UK may similarly invalidate use of the EU-U.S. Privacy Shield for transfers of personal data from the United Kingdom to the U.S. Inability to transfer personal data from the EU, Switzerland or United Kingdom to the United States may restrict our clinical trial activities in the EU and limit our ability to collaborate with service providers and other companies subject to European data protection laws. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether the transfer of data from the EU to the United Kingdom will in future remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, and transfers of data from the EU to the United Kingdom are permitted without the need for any “adequacy mechanism. Unless the EU Commission makes an “adequacy finding” in respect of the United Kingdom before January 1, 2021, from that date the United Kingdom will be a “third country” under the GDPR and transfers of data from the EU to the United Kingdom will require an “adequacy mechanism”, such as the Standard Contractual Clauses. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.
Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data. The GDPR and other changes in laws and regulations associated with the enhanced protection of certain types of personal data, such as health data (including personal data from our clinical trials) have increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with such data protection laws, regulations and rules. These laws, regulations and rules could require us to change our business practices and put in place additional compliance mechanisms; may interrupt or delay our development, regulatory and commercialization activities; and increase our cost of doing business.
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

Any failure by our third-party collaborators, service providers, contractors, or consultants to comply with applicable law, regulations or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.
We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We, independently or together with our licensors, have filed patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of our product candidates. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.
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
While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. If any of our licensors fail to appropriately follow our instructions with regard to the prosecution and maintenance of patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.
If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
We are a party to intellectual property licenses and supply agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payments, royalties, purchasing, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture, or market products covered by the license or subject to supply commitments.
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
Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.
The process of manufacturing our biologic product candidates is complex, highly regulated, variable and subject to numerous risks.

Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error and variability in product characteristics.
Even minor variations in starting reagents and materials, or deviations from normal manufacturing processes could result in reduced production yields, product defects, manufacturing failure and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.
We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
Our business has been, and may in the future be, adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have business operations. We may have future clinical trial sites in countries or regions that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain that may be affected by COVID-19 in the future. In addition, if COVID-19 continues to be a worldwide pandemic, it could materially affect our operations globally.
Our business has been, and may continue to be adversely affected by health epidemics, including the COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations.
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
The ongoing COVID-19 pandemic may materially affect our ability to commence clinical trials in a timely fashion or at all. We cannot predict if the COVID-19 pandemic, or any other future health epidemic, may cause delays to future planned clinical trials.
In addition, although we have not experienced any significant disruption in our supply chain, if COVID-19 continues to spread, third-party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by restrictions resulting from the COVID-19 outbreak, which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.
The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our planned clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
We may be unable to realize the potential benefits of any collaboration.
Even if we are successful in entering into a future collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:
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
In the normal course of business, we periodically enter into commercial, service, licensing, consulting, and other agreements that contain indemnification provisions. With respect to our research agreements, we typically indemnify the party and related parties from losses arising from claims relating to the products, processes, or services made, used, sold, or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to future collaboration agreements, we may indemnify our collaborators from any third-party product liability claims that could result from the production, use, or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services.
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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics and Immunovant, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED.
Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than our product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. Our competitors may also adopt a similar licensing and development strategy as ours with regard to the development of an existing anti-IGF-1R monoclonal antibody for the treatment of TED. If any competitor was able to effect this strategy in a more efficient manner, there may be less demand for our product candidates if any are approved.
Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if VRDN-001 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for VRDN-001 or any other future products to compete with these products.
If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of VRDN-001 or our other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.
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
Although a substantial amount of our effort will focus on clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:
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
Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Risks Related to Our Business Operations
Our future success depends in part on our ability to retain our chief executive officer, our president and chief operating officer, and to attract, retain, and motivate other qualified personnel.
We are highly dependent on Lee Rauch, our chief executive officer, and Jonathan Violin Ph.D., our president and chief operating officer, the loss of whose services may adversely impact the achievement of our objectives. Ms. Rauch and Dr. Violin could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Ms. Rauch or Dr. Violin, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through February 13, 2017, the date of a merger between us, then named Signal Genetics, Inc., and a private corporation, then called Miragen Therapeutics, Inc., or Private miRagen, in which our wholly owned subsidiary was merged with and into Private miRagen. Immediately following this transaction, we completed a short-form merger with Private miRagen in which we were the surviving corporation and changed our name to Miragen Therapeutics, Inc. These transactions resulted in an ownership change for us and, accordingly, our NOL and tax credit carryforwards are subject to limitation. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that could result in additional limitations on our NOL and tax credit carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Risks Related to Ownership of our Common Stock
Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholder approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so our operations may be materially harmed.
Under the terms of the Merger Agreement, we agreed to use commercially reasonable efforts to call and hold a meeting of our stockholders to obtain the requisite approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the Merger and private placement into shares of our common stock, as required by the Nasdaq listing rules, within 70 days after the date of the Merger Agreement and, if such approval is not obtained at that meeting, to seek to obtain such approval at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock may be entitled to require us to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are forced to settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations, including raising a substantial doubt about the entity’s ability to continue as a going concern within one year from November 12, 2020.
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
On October 8, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market, or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days to regain compliance with the minimum bid price rule. If we do not regain compliance with the Minimum Bid Price Requirement by April 6, 2021, then we may be eligible for an additional 180 calendar day compliance period.
We are actively monitoring our stock price and will consider any and all options available to regain compliance. The alternatives to trading on the Nasdaq Stock Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced if it fails to regain compliance with the Minimum Bid Price Requirement.
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
Concurrently and in connection with the execution of the Merger Agreement, certain Viridian securityholders as of immediately prior to the Merger, and the directors and officers of the Company as of immediately following the Merger entered into the Lock-up Agreements, pursuant to which each such stockholder will be subject to a 180 day lockup on the sale or transfer of shares of our common stock held by each such stockholder at the closing of the Merger, including those shares received by Viridian securityholders in the Merger. Upon expiration of this 180-day lockup period, these shares will become eligible for sale in the public market.
On October 30, 2020, we also entered into the Registration Rights Agreement with the Investors. Pursuant to the Registration Rights Agreement, we will prepare and file a resale registration statement with the SEC by the Filing Deadline. We will use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline (or within 60 calendar days if the SEC reviews the registration statement). Once this registration statement is declared effective, the shares subject to the registration statement will no longer constitute restricted securities and may be sold freely in the public markets, subject to lapse on any related contractual restrictions related thereto of any Investor.
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
For instance, in March 2017, we entered into the ATM Agreement with Cowen, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Through October 30, 2020, we had sold, pursuant to the terms of the ATM Agreement, 2,846,449 shares of our common stock for aggregate net proceeds of approximately $11.6 million after deducting initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.
In August 2018, we entered into the LLS Stock Purchase Agreement with LLS, which was later assigned to LLS TAP, for the sale of up to $5.0 million of shares of our common stock to LLS and its affiliates under the LLS Purchase Agreement. Through October 30, 2020, we had issued an aggregate of 757,351 shares of our common stock to LLS and its affiliates in the LLS Offering, for aggregate net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the LLS Offering. We do not anticipate meeting the milestones under the LLS Stock Purchase Agreement and as such, do not expect we will receive the remaining proceeds available under the LLS Stock Purchase Agreement unless the agreement is amended, which we can provide no assurances will occur.
In December 2019, we entered into the Aspire Agreement with Aspire Capital. Pursuant to this agreement, we may issue up to $20.0 million of shares of our common stock from time to time. Through October 30, 2020, we had issued an aggregate of 8,740,350 shares of common stock under the Aspire Agreement, which amount includes approximately (i) 959,079 shares of common stock issued to Aspire Capital as consideration for its commitment to purchase shares of our common stock under the Aspire Agreement, (ii) 1,598,465 shares of common stock issued to Aspire Capital for an aggregate sale price of $1.0 million as an initial purchase under the Aspire Agreement, or the Initial Purchase Shares, and (iii) 6,182,806 shares of common stock issued to Aspire Capital for an aggregate sale price of $8.8 million as purchase shares under the terms of the Aspire Agreement.
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

In October 2020, we issued 195,290 shares of Series A Preferred Stock for gross proceeds of approximately $91.0 million. Subject to receiving the requisite stockholder approval, each share of Series A Preferred Stock is convertible into an aggregate of 1,000 shares of our common stock.
In October 2020, we issued 203,202 shares of Series A Non-Voting Convertible Preferred Stock to the Viridian stockholders as consideration under the Merger Agreement. Subject to receiving the requisite stockholder approval, each share of Series A Non-Voting Convertible Preferred Stock is convertible into an aggregate of 1,000 shares of our common stock.
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
General Risk Factors
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	08/15/2016	3.1
3.6	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.7	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
3.8	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock	8-K	02/07/2020	4.1
10.1^	Amendment to Research Subaward Agreement, entered into as of August 11, 2020, by and between Registrant and Yale University.				x
10.2	Separation Agreement, dated as of October 15, 2020, by and between the Registrant and William S. Marshall, Ph.D.				x
10.3	Consulting Agreement, dated as of October 16, 2020, by and between the Registrant and William S. Marshall, Ph.D.				x
10.4	Bonus Agreement, dated as of September 14, 2020, by and between the Registrant and Jason Leverone.				x
10.5	Bonus Agreement, dated as of September 27, 2020, by and between the Registrant and Diana Escolar, M.D.	8-K/A	10/01/2020	10.5
10.6	Amended and Restated Employment Agreement, dated as of September 14, 2020, by and between the Registrant and Lee Rauch.	8-K	09/17/2020	10.3
10.7^	Securities Purchase Agreement, dated as of October 27, 2020, by and among the Registrant and each purchaser identified on Annex A thereto.	8-K	10/28/2020	10.1
10.8	Registration Rights Agreement, dated as of October 30, 2020, by and among the Registrant and certain purchasers.				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS**	XBRL Instance Document				x
101.SCH**	XBRL Taxonomy Extension Schema Document				x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

^
Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Miragen agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Miragen may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[*],” have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
x	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAGEN THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Lee Rauch
Lee Rauch
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)