Form 10-K
period 2020-12-31
Viridian Therapeutics, Inc.\DE
filed 2021-03-26
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36483
VIRIDIAN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6200 Lookout Road, Boulder, CO 80301
(Address of principal executive offices)
Registrant’s telephone number, including area code: (720) 643-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VRDN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 30, 2020, as reported on The Nasdaq Capital Market, was $58.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 18, 2021, there were 7,230,651 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. All statements contained in this Annual Report, other than statements of historical fact are forward-looking statements. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, statements relating to:
•our integration efforts following the acquisition of Private Viridian (as defined herein);
•our future research and development activities, including clinical testing and the costs and timing thereof;
•our strategy, including clinical development of VRDN-001 and other product candidates, and the clinical and commercial potential of our product candidates, if approved;
•the sufficiency of our cash resources;
•our ability to raise additional funding when needed;
•any statements concerning anticipated regulatory activities or licensing or collaborative arrangements;
•business interruptions resulting from the coronavirus disease (“COVID-19”) outbreak or similar public health crises, which could cause a disruption in the development of our product candidates and adversely impact our business;
•our research and development and other expenses;
•our operations and legal risks;
•our ability to maintain our listing on a national securities exchange; and
•any statement of assumptions underlying any of the foregoing.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, as described in greater detail in Part I, Item 1A, “Risk Factors” in this Annual Report, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission (“SEC”) in the future. You are advised to consult any further disclosures we make on related subjects in our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report, to “Viridian,” “Viridian Therapeutics,” the “Company,” “we,” “us,” and “our” or similar references refer to Viridian Therapeutics, Inc., and our consolidated subsidiaries.

PART I

ITEM 1. BUSINESS
Company Overview
We are a biotechnology company advancing new treatments for patients with diseases that are underserved by today’s therapies. Marketed therapies often leave room for improvements in efficacy, safety, or dosing convenience and also for competitively priced alternatives. We believe that first-generation drugs rarely represent optimal solutions and that the potential exists to develop alternatives that improve patient outcomes, moderate side effects, enhance quality of life, ease access, and augment market competition. Our business model is to identify product opportunities in indications for which clinical trial data demonstrating compelling proof of concept for a targeted mechanism of action already exists, but the competitive evolution of product profiles and number of entrants appears incomplete. We intend to prioritize indications in which marketed therapies have not had substantial time to become entrenched and for which fast-follower and biosuperior competition could create significant medical and economic benefit for patients and payors.
We intend to identify and evaluate product concepts that target clinically validated molecular targets using established therapeutic modalities and incorporating proven technologies. We will prioritize product concepts that combine these approaches to generate clinical and commercial hypotheses that provide an attractive balance of risk and opportunity, thereby representing a compelling allocation of our resources. To date, this approach has led us to initiate research and development programs for therapeutic monoclonal antibodies for rare diseases. We have built relevant expertise in monoclonal antibody discovery and engineering, biologics manufacturing, and nonclinical and clinical development for our target indications.
We believe our approach enables rapid discovery and development because we can learn from predecessor programs that have established the clinical proof of concept for the targets and indications we are pursuing. This pre-existing data informs how we design, select, and develop our product candidates, including in such critical areas as pharmacokinetics, pharmacodynamics, trial endpoints, and the selection and enrollment of patients. We believe this approach reduces the many risks associated with discovering and developing novel therapeutics.
We have prioritized the development of therapies for thyroid eye disease (“TED”), a debilitating condition caused by an autoimmune reaction whereby the immune system attacks tissues in the orbital socket. The resulting inflammation causes fluid accumulation and excessive proliferation of fibroblasts leading to proptosis, or displacement of the eye from the socket, and diplopia, or double vision. Until recently, there were no approved targeted therapies for the treatment of TED. Patients were instead treated with steroids to reduce inflammation or were treated with surgery or radiation, often with unsatisfactory outcomes. In early 2020, teprotumumab, a monoclonal antibody that targets IGF-1R, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of TED and is marketed in the United States as Tepezza® by Horizon Therapeutics. In patients receiving teprotumumab, proptosis was decreased by greater than 2 mm with 24 weeks of treatment in over 70% of patients compared to similar reductions observed in less than 20% of placebo-treated patients.
The reported results obtained with teprotumumab provide strong clinical validation linking the targeting of IGF-1R to clinical benefit in TED. We believe that there are multiple opportunities to develop fast-follower therapeutics that improve on teprotumumab features including dosing schedule, route of administration, and cost. We are pursuing multiple programs in parallel to quickly bring these product candidates into clinical trials.
Our first product candidate, VRDN-001, is a humanized monoclonal anti-IGF-1R antibody that we have licensed from ImmunoGen, Inc. (“ImmunoGen”). VRDN-001 is the same antibody sequence as AVE-1642, which was previously in development in oncology, where it was administered to over 100 patients with solid tumors. Despite clear evidence of target engagement, development in oncology of this and other IGF-1R antibodies, including teprotumumab, was largely suspended due to lack of efficacy in late-stage clinical trials. The successful repurposing of teprotumumab for treatment of TED suggests that VRDN-001 has the potential to demonstrate efficacy in this indication. We expect to have clinical drug product on hand in the third quarter of 2021 and to file an investigational new drug (“IND”) application or equivalent in the fourth quarter of 2021, with initial proof of concept data in patients expected in the second quarter of 2022.
We are also developing VRDN-002, a next-generation IGF-1R monoclonal antibody, for TED. VRDN-002 is designed to have a prolonged half-life in circulation, which we believe may reduce the total quantity of antibody that needs to be administered to achieve a therapeutic effect and may mitigate systemic side effects. We anticipate that this reduction, in turn, may enable administration of VRDN-002 as a subcutaneous injection instead of as an intravenous injection, the route of administration used for both teprotumumab and VRDN-001. Manufacturing of VRDN-002 is underway, and we expect to file an IND before the end of 2021. We expect to initiate clinical development with a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and target engagement of VRDN-002 in healthy volunteers. Data from this trial is expected in mid-year 2022, and we expect to initiate the dosing of patients later in 2022.
In addition to developing therapies for TED, we have applied criteria similar to those used to select our TED research and development programs to identify other opportunities to develop fast-follower therapies in other rare disease indications. We intend to identify and initiate additional programs over time and plan to disclose these when we are closer to initiating clinical trials in these programs.
Our Strategy
Our goal is to develop a portfolio of biologic product candidates that improve upon both standard-of-care therapies and offer potential advantages over candidates in development. Our initial focus for our biologic pipeline is to develop fast followers in indications in which the initially approved products, while efficacious, are incumbent in markets we believe can benefit from new entrants. We intend to proceed under the assumption that first-in-class products are not necessarily best-in-class products, and that by developing product candidates in areas of well-characterized biology and for which the targets have been clinically de-risked by others, we can develop a pipeline of product candidates with an attractive balance of risk and reward. Our strategy to achieve this goal is as follows:
•Rapidly advance VRDN-001 in clinical development. VRDN-001 is based upon AVE-1642, which was administered to over 100 cancer patients. It was well-tolerated even when co-administered with chemotherapy drugs. Our goals are to establish proof of concept in patients and explore dose-dependency of VRDN-001 on the clinical manifestations of TED and, if positive, advance to registrational trials.
•Validate the improved half-life of VRDN-002 in the clinic. VRDN-002 incorporates changes in the antibody Fc region that have been shown to increase the half-lives of other antibodies. We anticipate initiating a Phase 1 trial of VRDN-002 in healthy volunteers to explore safety, tolerability, pharmacokinetics, and target engagement. Pending positive results, we then plan to evaluate the potential benefits of VRDN-002 in TED patients. We believe that an IGF-1R antibody with an improved half-life may lower the dose required for clinical efficacy into the range where low volume subcutaneous dosing may be feasible and expect such administration has the potential to mitigate systemic side effects reported with teprotumumab.
•Invest in the future of IGF-1R product candidates with VRDN-003. Current IGF-1R antibodies were all generated with the intent of developing them for use in oncology. We are pursuing multiple hypotheses to expand the treatment paradigm for TED leveraging validated mechanisms, technologies, and modalities.
•Expand our portfolio of targets by broadly searching for new opportunities aligned with our strategy. We have dedicated resources to seek additional opportunities to develop fast-follower therapeutics for newly validated targets. Our multidisciplinary search process evaluates scientific and clinical validation, market potential, and feasibility of quickly developing a competitive product. We aim to build a portfolio of novel product candidates that can match or improve upon the product profile of precedent molecules and can rely on validated targets, proven technologies, and broadly accepted modalities to reduce research and development risk.

Thyroid Eye Disease (TED)
TED, commonly associated with Graves’ Disease, is a sight-threatening autoimmune disorder affecting the eye and tissue adjacent to the eye. Initial symptoms include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision, and a sensation of pressure behind the eyes, commonly associated with ocular pain. By the time TED is clinically diagnosed, most patients have retraction of their upper eyelids causing exposure of the cornea and ensuing dryness resulting in further inflammatory changes and increased symptomatology. In addition, TED causes soft tissue swelling, redness surrounding the eyes and protrusion of the eyes from their normal position within the orbit – proptosis. As these inflammatory changes progress, they lead to increased erythema, redness, edema, and hemorrhagic appearance of the tissues external to the globe, adding to the symptoms of TED and exacerbating signs. As the fibrocytes within the orbit become further involved, changes unfold within the extraocular muscles themselves - those muscles within the orbit that move the eye and hold the globe in positions of gaze. The size of the muscles increases further exacerbating the proptosis and causing a cascade of increasing inflammation and worsening of symptoms. As the swelling and stiffness of the muscles increase, they exert a tethering effect upon the globe, and ocular motility is disturbed. Commonly, gaze becomes limited as the eyes become tethered by fibrotic and thickened muscles. As the process is not perfectly symmetric, one orbit to the other, the eyes will be limited in motility and no longer line up perfectly with each other, causing a misalignment of position that is perceived by the patient as double vision, or diplopia. Diplopia in and of itself is a disabling condition that dramatically interferes with most activities of daily living. Patients cannot easily read, drive, navigate ambulation, or often continue in their current work. As the volume of tissue within the fixed bony orbit increases, the inflammatory mass squeezes upon and compresses the optic nerve, which must pass through this space from globe to optic canal and central nervous system. This compression causes loss of central vision, color vision, and visual field and can progress to loss of acuity and eventual blindness.
TED is a disease characterized by an increase in the volume of orbital fat and the extraocular muscles, the muscles around the eye. Factors that drive the increase include inflammation, the abnormal proliferation of fibroblasts, and the accumulation of fluid which is driven, in turn, by the secretion by fibroblasts of extracellular complex carbohydrates. From the patients’ perspective, TED causes significant functional changes in the visual system, cosmetic distortion of the facial anatomy and tissue surrounding the eye, inflammatory changes that scar ocular tissue, disabling diplopia that interferes with most activities of daily living, and potential blindness from compression of the optic nerve.
Pathologies Leading to the Development of TED
TED develops in parallel with Graves’ Disease, an autoimmune disease in which antibodies form against the thyroid-stimulating hormone receptor (“TSHR”), which is present in the thyroid and other cells such as adipocytes and fibroblasts. A close temporal relationship exists between the onset of Graves’ Disease and the onset of TED. Regardless of which condition occurs first, the other condition develops within 18 months in 80% of patients. In addition to antibodies against TSHR, patients with TED also develop antibodies against IGF-1R.
Insulin-like growth factor 1 (“IGF-1”) is a hormone similar in molecular structure to insulin with higher growth-promoting activity. IGF-1R, the receptor for IGF-1, is highly expressed in fibrocytes, cells that are derived from the bone marrow and that have the potential to differentiate into either myofibroblasts or fat cells. IGF-1R and TSHR function in concert to regulate the proliferation and differentiation of these cells in the orbital socket.
One potential cause of TED is autoimmune antibodies against IGF-1R that lead to the activation of IGF-1R, resulting in increased proliferation, secretion of extracellular complex carbohydrates, and differentiation into fat cells. These antibodies, and autoimmune antibodies to TSHR, can elicit an immune attack against the fibrocytes that surround the eye triggering the development of TED. Inflammation associated with this attack combined with activation of IGF-1R leads to the wide spectrum of pathologies seen with this disease.
Exposure to other inflammatory agents, such as cigarette smoke, leads to exacerbation of the disease resulting in more severe symptoms.
Current Treatments for TED
Prior to 2020, moderate to severe cases of TED were treated off-label with steroids - as daily doses of oral prednisone, or in more severe cases, weekly doses of intravenous methylprednisolone. Treatment with steroids is associated with a wide range of serious complications including high blood pressure, diabetes, psychological effects, personality change, insomnia, skin thinning, immunosuppression, hyperglycemia, and increased risks of infections. Systemic steroids showed limited efficacy for most of the signs and symptoms of TED and are not a sustainable long-range intervention given the side effects. If steroid treatment proved to be inadequate, or could not be tolerated, the only remaining options for patients were orbital radiation or surgery to reduce swelling, decompress orbital contents, and protect the vision. Again, each of these therapies was incomplete and inadequate from the perspective of both patient and treating physician.
In January 2020, teprotumumab, an antibody that blocks the activation of IGF-1R, was approved by the FDA for the treatment of TED. In two randomized, double-blind placebo-controlled trials, infusions of teprotumumab every three weeks, for a total of eight doses, led to a greater than 2 mm decrease in proptosis in 71% and 83% of patients, respectively, compared to 20% and 10% with placebo. Treatment with teprotumumab also led to a 53% decrease in diplopia compared to a 25% decrease when patients were treated with placebo control. Thus the defined target and its successful blockade has been de-risked and shown to provide a clinically meaningful improvement in the quality of life for these patients, allowing them to return to the workforce and to avoid radiation therapy or orbital decompressive surgeries.
Market Potential
TED has an annual incidence of approximately 19 in 100,000 people, which corresponds to over 60,000 patients in the United States. Of these, it is estimated that between 15,000 and 20,000 patients in the United States have acute disease that requires intravenous treatment, either with teprotumumab or steroids. At launch, Horizon Therapeutics announced a price of $14,900 per vial of Tepezza® which translates to a list price of approximately $343,000 for a six-month course of therapy. Horizon Therapeutics recently reported full-year 2020 net sales for Tepezza® of $820 million. We believe this demonstrates that TED is a large market that will accommodate multiple entrants, with multiple dimensions of potential competition including efficacy and outcomes, safety and tolerability, patient access, and price.
Our Product Candidates
VRDN-001
The clinical results from teprotumumab serve to validate the role of anti-IGF-1R antibodies in the treatment of TED. The results reported for clinical trials of teprotumumab in TED highlight the opportunity for us to rapidly develop product candidates that work through a similar mechanism. First, the majority of TED patients in a clinical trial of teprotumumab responded to treatment, which implies that, in clinically testing of a different IGF-1R antibody, it should be possible to detect clinical signs of improvement in a relatively small cohort of patients. Second, significant improvements in proptosis were observed within six weeks of dosing, providing the potential to quickly determine if a product candidate is likely to be effective. In addition, clinical trials for teprotumumab in TED did not explore the dose-dependency of the clinical response with the single teprotumumab dosing regimen selected based on data generated in oncology clinical trials, providing an opportunity to alter the dosing schedule, dosing duration, or route of administration while maintaining or improving efficacy, safety, and/or tolerability.
Figure 1. Teprotumumab led to significant reductions in proptosis in as early as six weeks of dosing. Improvements continued beyond the completion of dosing at 24 weeks.
We exclusively license the worldwide rights to develop and commercialize VRDN-001 for all non-oncology indications that do not use radiopharmaceuticals, including the treatment of TED, from ImmunoGen. This antibody had previously been developed in oncology as AVE-1642 and studied in over 100 patients. However, development in oncology was stopped in 2009 due to its failure to meet the primary efficacy endpoints in multiple myeloma. We are developing this antibody sequence as VRDN-001 in TED and anticipate filing an IND with the FDA in the fourth quarter of 2021.
A clinical trial conducted by Aventis investigated the safety and efficacy of AVE-1642 in 27 patients with solid tumors when dosed in combination with docetaxel. In the first treatment cycle, AVE-1642 was administered as monotherapy, allowing assessment of its pharmacokinetics and tolerability. In this trial, no Grade 3 or above drug-related adverse events were reported with AVE-1642 as monotherapy. Importantly, there was only a single report of Grade 1/2 hyperglycemia among this group of patients. However, at least 50% of patients experienced hyperglycemia in subsequent cycles when patients received corticosteroids as premedication for docetaxel. Adverse events due to hyperglycemia have been reported for other IGF-1R antibodies, including in 10% of patients treated with teprotumumab. We intend to more fully assess the association of VRDN-001 monotherapy and hyperglycemia in upcoming clinical trials.
Evidence of target engagement was obtained by assessing the serum levels of biomarkers previously shown to be induced by IGF-1R inhibition. A common effect of IGF-1R inhibition is the elevation of IGF-1 serum levels. In this Aventis oncology trial, IGF-1 serum concentrations increased subsequent to administration of AVE-1642, and these serum concentrations remained elevated through repeat doses. No obvious dose-concentration relationship was observed, suggesting that IGF-1 levels reached their plateau at the lowest dose of AVE-1642 administered.
Figure 2. Serum levels of IGF-1 increased by over 300% after AVE-1642 administration.
Clinical Trial Design for VRDN-001
Clinical trials of teprotumumab in TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. Our goal is to explore dose-dependency of VRDN-001 on proptosis in TED. Dose selection will be informed by VRDN-001 pharmacokinetics and pharmacodynamics reported in previous oncology studies. We are focused on rapidly determining a minimum effective dose. If this trial is successful, we plan to quickly move to pivotal studies.
VRDN-002, a Potential Biosuperior IGF-1R Antibody
VRDN-002 is an anti-IGF-1R monoclonal antibody engineered to improve half-life, the duration of exposure in circulation, compared to standard therapeutic antibodies. Extending antibody half-life may deliver several benefits including subcutaneous administration, less frequent intravenous administration, lower doses, or increased efficacy due to the ability to provide sustained higher drug levels in the body.
VRDN-003, an IGF-1R Antibody Product Specifically Designed for TED
Current IGF-1R antibodies were all generated with the intent of developing them for use in oncology. We are developing a proprietary antibody product candidate specifically designed for use in treating TED. Multiple hypotheses are currently being investigated.

Intellectual Property
As of December 31, 2020, with regard to our VRDN-001 and VRDN-002 product candidates, we have one U.S. provisional patent application directed to methods of using VRDN-001 and/or VRDN-002 for the treatment of TED. A patent, if one were to issue, that claims priority to such provisional would be expected to expire no earlier than 2041, without taking potential patent term extensions or disclaimers into account.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our product candidates may address multiple markets. Ultimately, the diseases our product candidates target for which we may receive marketing authorization will determine our competition. We believe that for most or all of our product development programs, there will be one or more competing programs under development by other companies. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded biotechnology and pharmaceutical companies. In many cases, the companies with competing programs will have access to greater resources and expertise than we do and may be more advanced in those programs.
In TED, Horizon Therapeutics’ Tepezza® is the only FDA-approved medication. In addition to Tepezza®, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. Immunovant, Inc. is also conducting clinical trials of a therapeutic candidate for the treatment of TED. We expect further entrants to increase competition in this field over time.
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
License Agreements
License Agreement with Zenas BioPharma
In October 2020, Viridian Therapeutics, Inc. (“Private Viridian”) entered a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. On October 27, 2020, in connection with the closing of the Private Viridian acquisition, we became party to the license agreement with Zenas BioPharma. In February 2021, we entered into a letter agreement with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain manufacturing activities. The license agreement and letter agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.
As consideration for the Zenas Agreements, we received upfront non-cash consideration and we may receive in the future payment reimbursements for goods and services provided and milestone payments due upon the achievement of specified events. Under the Zenas Agreements, we can receive non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements.
The Zenas Agreements may be considered related party transactions because Tellus BioVentures, a 5% or greater stockholder of our Company (on an as-converted basis, assuming that only the shares of convertible preferred stock held by Tellus BioVentures are converted into shares of our common stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
License Agreement with ImmunoGen, Inc.
On October 12, 2020, Private Viridian entered into a license agreement with ImmunoGen (the “ImmunoGen License Agreement”), under which we obtained rights to an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-

radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, we are obligated to make certain development milestone payments of up to $48.0 million. Additionally, if we successfully commercialize any product candidate subject to the ImmunoGen License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. We assumed the ImmunoGen License Agreement in the Merger.
License Agreement with Xencor, Inc.
On December 16, 2020, we entered into a license agreement with Xencor, Inc. (“Xencor”) (the “Xencor License Agreement”), under which Xencor granted us rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R. In consideration for rights granted by Xencor, we issued 322,407 shares of our Common Stock in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, we are obligated to make future development milestone payments of up to $30.0 million. Additionally, if we successfully commercialize any product candidate subject to the Xencor License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million.
Government Regulation and Product Approvals
FDA Drug Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements at any time during the product development process may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical hold, FDA refusal to approve pending new drug applications (“NDA”) warning or untitled letters, withdrawal of approval, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We cannot market a drug product candidate in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:
•completion of extensive preclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s good laboratory practices (“GLP”) regulations;
•approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated at that site;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the drug for each proposed indication;
•submission to the FDA of an NDA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with current good manufacturing practices (“cGMPs”); and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
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
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. The study protocol and informed consent information for participants in clinical trials must also be submitted to an IRB for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to study metabolism of the drug, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to annual program fees. These fees are typically increased annually. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality, and purity.

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
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of the drug outweigh the potential risks.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or a biological license application (“BLA”). After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the marketing application fee.
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
Expedited Development and Review Programs
The FDA has a Fast Track program that is intended to expedite or facilitate the process for development and review of new drug products that meet certain criteria. Specifically, new drug products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request that the FDA designate the drug as a Fast Track product at any time during the clinical development of the product. For a Fast Track-designated product, the sponsor may provide a schedule for the submission of the sections of the application, and the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted. The sponsor pays any required user fees upon submission of the first section of the application. The FDA may choose not to perform an earlier review even if it agrees to accept sections of the application in advance. The PDUFA date for regular or priority review, including two months for the filing determination, is set based on the date when the FDA receives the complete application.
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
Fast Track designation, breakthrough therapy designation, and priority review do not change the standards for approval but may expedite the development or approval process by allowing more frequent and timely interactions with the FDA review team and/or the potential for a more efficient or more rapid application review. Similarly, products granted accelerated approval must meet statutory standards for safety and effectiveness although they may be approved based on a surrogate endpoint likely to predict clinical benefit of the underlying drug, rather than through a direct measure of clinical benefit. Even if our product candidates are deemed eligible for one or more of these programs for expedited product development and approval, the FDA may later decide that our product candidates no longer meet the conditions for qualification. In addition, these programs may not provide us with a material commercial advantage.
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
Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-approval testing, known as Phase 4 testing, REMS, surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•fines, warning letters, or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products, or injunctions or the imposition of civil or criminal penalties.
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
Some countries outside of the United States have a similar process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that country. To obtain regulatory approval to commercialize a new drug under European Union (“EU”) regulatory systems, we must submit a marketing authorization application (“MAA”). The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.
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
The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. The government often takes the position that to violate the Anti-Kickback Statute, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil money penalties, and exclusion from participation in federal healthcare programs. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Pharmaceutical companies have been prosecuted under the False Claims Act for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the Anti-Kickback Statute, for example, a claim resulting from a violation of the Anti-Kickback Statute is deemed to be a false or fraudulent claim for purposes of the False Claims Act. The False Claims Act imposes mandatory treble damages and per-violation civil penalties up to approximately $23,000. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA, and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.
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
If we intend to commercialize products that could be reimbursed under a federal healthcare program and other government healthcare programs, we would develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
Foreign data protection laws, including, without limitation, the EU’s General Data Protection Regulation (“GDPR”) and EU member state data protection legislation, also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants in the EU. The United Kingdom and Switzerland have also adopted data protection laws and regulations. The GDPR and implementing EU member state laws impose significant obligations on controllers and processors of personal data, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical, and technical safeguards to protect such information. These laws also include, without limitation, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States. These laws also impose obligations and required contractual provisions to be included in contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties. Additionally, other countries have passed or are considering passing laws requiring local data residency and imposing cross-border data transfer restrictions. Further, since the United Kingdom’s vote in favor of exiting the EU (often referred to as “Brexit”), there has been uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.
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
In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”), has had a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revised the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products.
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 (the “Budget Resolution”) that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Further, on January 20, 2017, an Executive Order was signed, directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also has considered subsequent legislation to repeal or replace elements of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The legislation informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the Supreme Court heard oral arguments on the case and a decision is expected by the spring 2021. It is unclear how such litigation and other efforts to repeal, replace or otherwise modify the Affordable Care Act will impact reimbursement of pharmaceutical products. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of their product candidates.
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
In October 2020, the FDA issued guidance describing procedures for manufacturers to facilitate the importation of FDA-approved biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Previously, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers.
Additionally, on November 20, 2020, the Center for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing a Most Favored Nation (“MFN”) model that would cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development. The rule was slated to take effect on January 1, 2021, but federal courts have temporarily enjoined implementation of this rule, and the CMS has indicated that the MFN model will not be implemented without further rulemaking proceeding. It is unclear whether or how the Biden administration will move forward with the rule. But if the new administration implements the rule in its current form and the rule survives judicial scrutiny, the MFN model will subject certain physician-administered drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances.
The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, in December 2019, the FDA issued draft guidance describing procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. President Trump’s administration has also proposed to establish an international pricing index that would tie domestic prices for certain drugs and biologics to the prices in other countries. Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration. Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, after some pharmacy benefit managers and insurers adopted policies stating that the amount of a copay coupon would not be applied to the enrollee’s deductible or out-of-pocket maximum (referred to as “accumulator adjustment programs”), some states passed legislation banning these policies. On January 31, 2020, CMS released its proposed 2021 Notice of Benefit and Payment Parameters rule, which provides that insurers would no longer be required to count any coupons from drug manufacturers towards a consumer’s out-of-pocket limit. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.
In addition, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.
Coverage and Reimbursement
Sales of our product candidates, once approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers, and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Sales of our product candidates, and any future product candidates, will therefore depend substantially on the extent to which the costs of our product candidates, and any future product candidates, will be paid by third-party payors. Additionally, the market for our product candidates, and any future product candidates, will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a costly and time-consuming process.
Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls and transparency requirements, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products once approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.
Manufacturing
We do not own or operate clinical or commercial manufacturing facilities for the production of our product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidates for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of our product candidates that we develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.
Historically, we have relied on third-party contract development and manufacturing organizations (“CDMOs”), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. Over the last twelve months, demand for biological therapeutic manufacturing has increased and supply has been constrained, in part due to the displacement caused by efforts to manufacture COVID-19 vaccines. We initially pursued three separate manufacturing paths to supply investigational product for our planned clinical trials in order to mitigate delays and uncertainties. We currently rely on a single-source CDMO for such manufacturing, although other avenues remain if our current manufacturer were to be negatively impacted. We maintain a long-term master services agreement with our CDMO pursuant to which the CDMO provides biologics development and manufacturing services on a per project basis and a related cell line license. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. We may also terminate the master services agreement in the event that the CDMO does not obtain or maintain any material governmental license or approval in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not currently have arrangements in place for redundant supply. While any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, we believe that we have sufficient supply to support our current clinical trial programs. Any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, although we believe that we have supply on hand that can partially support our current clinical trial programs until a replacement CDMO is secured.
Sales and Marketing
We have not yet defined our sales, marketing, or product distribution strategy for our product candidates because our product candidates are still in preclinical or early-stage clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.
Employees
As of December 31, 2020, we employed 27 employees, 26 of which were full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
Our Corporate Information
We were initially founded as a Delaware limited liability company in January 2010 and subsequently incorporated as a Delaware corporation in June 2014. On January 20, 2021, pursuant to the Merger Agreement (as defined below) under which miRagen Therapeutics, Inc. acquired Viridian Therapeutics, Inc., we changed our name to from Miragen Therapeutics, Inc. to Viridian Therapeutics, Inc. Our common stock currently trades on The Nasdaq Capital Market under the ticker symbol “VRDN.” Our principal executive office is located at 6200 Lookout Road, Boulder, CO 80301, and our telephone number is (720) 643-5200. Our website address is www.viridiantherapeutics.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.
This Annual Report contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Available Information
Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website located at www.viridiantherapeutics.com as soon as reasonably practicable after they are filed with the SEC. The reports are also available at the SEC’s internet website at www.sec.gov. A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominative and Corporate Governance Committee are posted on our website, www.viridiantherapeutics.com, under “Corporate Governance.”

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
Risk Factor Summary
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
Risks Related to Our Financial Condition and Capital Requirements
There is no guarantee that our acquisition of Private Viridian will increase stockholder value.
In October 2020, we acquired Private Viridian. We cannot guarantee that implementing the acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The acquisition poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of such acquisition to our stockholders.
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
As of December 31, 2020, we had $127.6 million of cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2020 and 2019, net loss was $110.7 million and $41.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $278.9 million and cash, cash equivalents, and short-term investments of $127.6 million.
We expect that our current resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•continue the development of our product candidates;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidates or increase volumes manufactured by third parties;
•advance our programs into large expensive clinical trials;
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
•obtaining coverage and adequate reimbursement from third-party payors and maintaining pricing for our product candidates that supports profitability; and

•attracting, hiring, and retaining qualified personnel.
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
Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the Common Stock Sales Agreement entered into in March 2017 (“ATM Agreement”) with Cowen and Company, LLC (“Cowen”) or the Common Stock Purchase Agreement entered into in December 2019 (“Common Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our Common Stock under the ATM Agreement and the Aspire Agreement will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease.
In February 2020, we entered into an Underwriting Agreement (“2020 Underwriting Agreement”) with Oppenheimer & Co. Inc. (“Underwriter”). Pursuant to the 2020 Underwriting Agreement, the Underwriter purchased 1,000,000 shares of our Common Stock and warrants to purchase 500,000 shares of our Common Stock (“2020 Public Offering”). In accordance with the terms of the 2020 Underwriting Agreement, we issued warrants to purchase up to 500,000 shares of our Common Stock. Warrants that remain outstanding, if exercised, will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party research institution collaborators, contract research organizations (“CROs”), contract manufacturing operations (“CMOs”), and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Risks Related to the Discovery and Development of Our Product Candidates
Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
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
•delays in reaching agreement on acceptable terms with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, clinical trial sites, and in countries or regions where our trials are conducted;
•delays in obtaining required approvals from institutional review boards or independent ethics committees at each clinical trial site;
•failure to permit the conduct of a clinical trial by regulatory authorities;
•delays in recruiting eligible patients and/or subjects in our clinical trials;
•failure by clinical sites, CROs, or other third parties to adhere to clinical trial requirements;
•failure by our clinical sites, CROs, or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market, or product recalls;
•fines, warning letters, or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The ongoing COVID-19 pandemic may materially affect our ability to complete our clinical trials in a timely fashion or at all.
Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical studies and the results obtained from studying such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We will have to conduct well-controlled trials in our proposed indications to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates.
We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and human resources, we may forgo or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration arrangement.
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
The eligibility criteria of our clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. Accordingly, we may not be able to identify, recruit, enroll, and maintain a sufficient number of patients or subjects to complete our future clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. Our ability to enroll patients in our planned clinical trials may be impacted by the COVID-19 pandemic, or any future disease pandemic. Health concerns may cause patients to be unwilling to participate in clinical trials if they view themselves at particular risk from the virus, or future clinical trial sites in areas particularly impacted by the COVID-19 pandemic or any other future disease pandemic may close entirely. We cannot guarantee that the COVID-19 pandemic, or any other future disease pandemics, will not impact enrollment in any future clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a Biologics License Application (“BLA”). The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, regulations, and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any new drug application or marketing authorization application.
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
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
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
There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act, and both Congress and former President Trump have delayed implementation or effectively repealed some of the Affordable Care Act’s requirements through legislation, Executive Orders, failures to fund, and other actions. For example, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.
On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020 the Supreme Court heard oral arguments on the case and a decision is expected by the spring 2021. It is unclear how such litigation and other efforts to repeal, replace or otherwise modify the Affordable Care Act will impact reimbursement of pharmaceutical products.
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

Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the EU’s GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
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
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes specified obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization, on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates, individuals, and entities that perform services for them that involve the creation, use, maintenance, or disclosure of individually identifiable health information;
•the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians, as well as their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives during the previous year;
•the GDPR and other EU member state data protection laws as well as those of Switzerland and the United Kingdom, which require, in part, data controllers and processors, to adopt administrative, physical, and technical safeguards designed to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the European Economic Area (the “EEA”), Switzerland, and the United Kingdom, including to the United States; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal, and administrative penalties, disgorgement, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition, or results of operations.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state information privacy laws (e.g., the California Consumer Privacy Act of 2018, the “CCPA”), state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California residents and provide such residents new data privacy rights. The CCPA imposes new operational requirements for covered businesses and provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that are expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states. The CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information.
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
European data protection laws, including the GDPR, prohibit the transfer, without an appropriate legal basis, of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection and as a result, increases the scrutiny for transfers of personal data from clinical trial sites located in the EU to the United States. Switzerland and the United Kingdom have adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and United Kingdom to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, legal challenges in the EU to the mechanisms that allow companies to transfer personal data from the EU to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Framework. Specifically, on July 16, 2020, the Court of Justice of the EU invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield and raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Similarly, the Swiss Federal Data Protection and Information Commissioner announced the use of the Swiss-U.S. Privacy Shield is inadequate for personal data transfers from Switzerland to the U.S. Authorities in the UK may similarly invalidate use of the EU-U.S. Privacy Shield for transfers of personal data from the United Kingdom to the U.S. Inability to transfer personal data from the EU, Switzerland, or United Kingdom to the United States may restrict our clinical trial activities in the EU and limit our ability to collaborate with service providers and other companies subject to European data protection laws. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether the transfer of data from the EU to the United Kingdom will in future remain lawful under GDPR.
On December 24, 2020 the EU and the United Kingdom reached agreement on the EU-UK Trade and Cooperation Agreement that with respect to data protection provides for a further transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the United Kingdom’s data protection laws. Accordingly personal data may continue to be transferred freely between the EU and UK during that specified period. If no adequacy decision has been adopted by the EU Commission during such period, or if the United Kingdom makes changes to its data protection legal framework that is in place as of January 1, 2021 without the EU’s consent, the transfer of personal data from the EU to the United Kingdom will only be permissible if EU data exporters take further steps to ensure adequacy for the protection of personal data, which may expose us to further compliance risk. Additionally, following the United Kingdom’s withdrawal from the EU and the EEA, companies have to comply also with the United Kingdom’s data protection laws (including the GDPR as incorporated into United Kingdom national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.
Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data. The GDPR and other changes in laws and regulations associated with the enhanced protection of certain types of personal data, such as health data (including personal data from our clinical trials) have increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with such data protection laws, regulations, and rules. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data. These laws, regulations, and rules could require us to change our business practices and put in place additional compliance mechanisms; may interrupt or delay our development, regulatory, and commercialization activities; and increase our cost of doing business.
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
Any failure by our third-party collaborators, service providers, contractors, or consultants to comply with applicable law, regulations, or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.
We may publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Any of these matters could materially adversely affect our business, financial condition, or operational results.
Risks Related to Our Reliance on Third Parties
Our business may be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have business operations. We may have future clinical trial sites in countries or regions that have been directly affected by COVID-19 and depend on third-party manufacturing operations for various stages of our supply chain that may be affected by COVID-19 in the future. In addition, if COVID-19 continues to be a worldwide pandemic, it could materially affect our operations globally.
Our business may be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations.
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
The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our planned clinical trials, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
We rely on third parties to conduct our clinical trials, manufacture our product candidates, and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable laws, regulations, and guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations, and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.
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
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks.

Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, infusing the patient with the product, manufacturing issues, or different product characteristics resulting from the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error and variability in product characteristics.
Even minor variations in starting reagents and materials, or deviations from normal manufacturing processes could result in reduced production yields, product defects, manufacturing failure, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties, or could harm our reputation and that of our product candidates.
We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
Even if we are successful in entering into additional future collaborations with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:
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
We have sought to protect our proprietary position by filing and licensing the rights to patent applications in the United States and abroad related to our technologies and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Additional patent terms may be available through a patent term adjustment process, resulting from the United States Patent and Trademark Office (“USPTO”) delays during prosecution. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from generic medications.
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
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States in 2011 enacted and is still currently implementing wide-ranging patent reform legislation. Recent rulings from the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
The USPTO has issued subject matter eligibility guidance to patent examiners instructing USPTO examiners on the ramifications of the Supreme Court rulings in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics, Inc., and applied the Myriad ruling to natural products and principles including all naturally occurring molecules. In addition, the USPTO continues to provide updates to its guidance and this is a developing area. The USPTO guidance may make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.
Our patent portfolio contains claims of various types and scope and methods of medical treatment. The presence of varying claims in our patent portfolio significantly reduces, but may not eliminate, our exposure to potential validity challenges.
For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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
Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review (“IPR”), which has been generally used by many third parties since the enactment of the Leahy-Smith Act to invalidate patents. The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted and would, therefore, be available to a third party seeking to invalidate any of our Licensor’s U.S. patents, even those filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Additionally, the rights of review and appeal for IPR decisions is an area of law that is still developing.
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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 remain confidential until patents issue, and applications filed after that date that will not be filed outside the United States can elect to remain confidential until patents issue.
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
The patent protection and patent prosecution for some of our product candidates are dependent on third parties.
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
Competitors may infringe our patents or the patents of our licensors. If we, or one of our licensing partners, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, clarity, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
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
Risks Related to Commercialization of Our Product Candidates
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.
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
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, which is an agency within HHS that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private third-party payors tend to follow the coverage and reimbursement policies established by CMS to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates and what reimbursement codes our product candidates may receive if approved.
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
Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
Risks Related to Our Business Operations
Our future success depends in part on our ability to retain our chief executive officer and to attract, retain, and motivate other qualified personnel.
We are highly dependent on Jonathan Violin, our president and chief executive officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Violin could leave our employment at any time, as he is classified as an “at-will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Violin, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.
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
Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake, or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a breach in security could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
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
Increasingly, we are subject to a wide variety of threats on our information networks, and systems and those of our service providers or collaborators. In addition to threats from natural disasters, telecommunications and electrical failures, traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee error, theft or misuse, password spraying, phishing, and distributed denial-of-service (“DDOS”) attacks, we now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks, our third-party service providers, our collaborators and the information that they store and process. Despite significant efforts to create security barriers to safeguard against such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, which are designed to detect unauthorized activity and prevent or minimize security incidents or breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain threats. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion.
In addition, security incidents or breaches or those of our current or future collaborators or third-party service providers could result in a risk of loss or unauthorized access to or disclosure of the information we process. This, in turn, could require notification under applicable data privacy regulations or contracts, and could lead to litigation, governmental audits, investigations, fines, penalties, and other possible liability, damage our relationships with our collaborators, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, and have a negative impact on our ability to conduct clinical trials. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Any failure or perceived failure by us or any collaborators, service providers, or others to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, acquisition, or disclosure of sensitive information (including, without limitation personally identifiable information), may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us, could cause third parties to lose trust in us or result in claims against us. Any of these events could cause harm to our reputation, business, financial condition, or operational results.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through December 31 2020. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that could result in additional limitations on our NOL and tax credit carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
Our Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. While these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against our and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
Concurrently and in connection with the acquisition of Private Viridian, certain Private Viridian securityholders as of immediately prior to the acquisition, and our directors and officers as of immediately following the acquisition entered into the Lock-up Agreements, pursuant to which each such stockholder will be subject to a 180-day lockup on the sale or transfer of shares of our common stock held by each such stockholder at the closing of the acquisition, including those shares received by Private Viridian securityholders in the acquisition. Upon expiration of this 180-day lockup period, these shares will become eligible for sale in the public market.
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
In addition, pursuant to our Equity Incentive Plans, we may grant equity awards and issue additional shares of our Common Stock to our employees, directors, and consultants, and the number of shares of our Common Stock reserved for future issuance under certain of these plans will be subject to automatic annual increases in accordance with the terms of the plans. To the extent that new options are granted and exercised, or we issue additional shares of Common Stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
We incur significant legal, accounting, and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”). These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will continue to increase as a result of ceasing to be an “emerging growth company,” as defined in the in the Jumpstart Our Business Startups Act of 2012.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 27,128 sq. ft. of office and laboratory space in Boulder, Colorado under a lease that expires in December 2021, subject to two three-year renewal options prior to the expiration, and that includes rent escalation clauses through the lease term. Additionally, we lease approximately 1,087 sq. ft. of research and development space in Waltham, Massachusetts under a lease that expires in February 2023 that includes rent escalation clauses through the lease term. We believe that our current space is suitable for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Capital Market under the symbol “VRDN.”
Holders
As of March 18, 2021, we had 29 registered holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
Dividend Policy
We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain all of our future earnings, as applicable, to finance the growth and development of our business. In addition to legal restrictions under applicable law, we are subject to certain dividend-related limitations under our loan and security agreement with Silicon Valley Bank. Subject to these limitations, any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements, and other factors that our board of directors considers to be relevant.

ITEM 6. SELECTED FINANCIAL DATA
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto included in our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report.
Overview and Recent Developments
We are a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. We are developing multiple product candidates to treat patients who suffer from TED, a debilitating auto-immune disease that causes inflammation and fibrosis of the orbit and tissues surrounding the eye which can lead to proptosis, or bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high physical and mental burden on patients. There is currently one FDA-approved treatment for TED, which is an intravenously administered monoclonal antibody that targets IGF-1R.
Our most advanced program, VRDN-001, is an intravenously administered anti-IGF-1R monoclonal antibody licensed from ImmunoGen for TED, a debilitating condition that can cause bulging eyes, or proptosis, as well as double vision and potential blindness. Manufacturing is underway, and we expect to have clinical drug product on hand in the third quarter of 2021 and to file an IND in the fourth quarter of 2021, with initial proof of concept data in patients expected in the second quarter of 2022.
We are also developing VRDN-002, a distinct anti-IGF-1R antibody that incorporates half-life extension technology and is intended for subcutaneous administration. Manufacturing of VRDN-002 is underway, and we expect to file an IND before the end of 2021. We expect to initiate clinical development with a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and target engagement of VRDN-002 in healthy volunteers. Data from this trial is expected in mid-year 2022, and we expect to initiate the dosing of patients later in 2022.

In addition to developing therapies for TED, we have applied criteria similar to those used to select our TED research and development programs to identify other opportunities to develop fast-follower therapies in other rare disease indications. We intend to identify and initiate additional programs over time and plan to disclose these when we are closer to initiating clinical trials in these programs.
Agreement and Plan of Merger
On October 27, 2020, we acquired Private Viridian. In accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”), by and among us, Oculus Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary (the “First Merger Sub”), Oculus Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (the “Second Merger Sub”), and Viridian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Viridian, pursuant to which Viridian was the surviving corporation and became our wholly owned subsidiary (the “First Merger”). Immediately following the First Merger, Viridian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Our board of directors approved the Merger Agreement and the related transactions. The consummation of the Merger was not subject to approval of our stockholders.
Under the terms of the Merger Agreement, at the closing of the Merger on October 27, 2020 (the “Closing”) we issued 72,131 shares of our common stock and 203,197 shares of Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) (as described below) to the securityholders of Private Viridian. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to certain conditions described below.
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
Concurrently and in connection with the execution of the Merger Agreement, certain Private Viridian securityholders as of immediately prior to the Merger, and our directors and officers as of immediately following the Merger entered into lock-up agreements with us and Private Viridian, pursuant to which each such stockholder will be subject to a 180-day lockup on the sale or transfer of shares of our common stock held by each such stockholder at the closing of the Merger, including those shares received by Private Viridian securityholders in the Merger (the “Lock-up Agreements”).
Contingent Value Rights Agreement
In accordance with the Merger Agreement, on November 4, 2020, we and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of November 6, 2020, other than former stockholders of Private Viridian, is entitled to one contractual contingent value right issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each contingent value right entitles the holder thereof to receive certain cash payments equal to 80% of the net proceeds, if any, related to the disposition of our legacy programs to develop product candidates that modulate microRNAs within five years following the date of the Merger. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.
Private Placement and Securities Purchase Agreement
On October 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we sold an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million (collectively, the “Financing”). Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, as described below. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation filed in connection with the Merger. We plan to use the proceeds from the Financing to potentially advance multiple compounds through Phase 2 proof of concept studies in TED and expand our orphan disease pipeline and for general and working capital purposes.
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of us.
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder thereof, into 66.67 shares of our common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.
On October 30, 2020, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we agreed to register for resale the shares of common stock sold to Investors in the Financing. The registration statement that was filed pursuant to the Registration Rights Agreement was declared effective by the SEC on December 22, 2020.
Reverse Stock Split
On November 12, 2020, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-15, and trading of our common stock began on a split-adjusted basis on November 13, 2020. Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “VRDN,” under CUSIP number 92790C104.
As a result of the reverse stock split, every 15 shares of our pre-reverse split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the reverse stock split, and in the case the stock split resulted in any stockholders owning a fractional share, then such stockholders received a cash payment in lieu of such fractional share. The reverse stock split did not modify any rights of our common stock. The reverse stock split reduced the number of shares of our common stock issuable upon the conversion of our outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of outstanding stock options and warrants in proportion to the ratio of the reverse stock split and caused a proportionate increase in the conversion and exercise prices of such preferred stock, stock options, and warrants. The accompanying consolidated financial statements and notes to the consolidated financial statements in this Annual Report give retroactive effect to the exchange ratio for all periods presented.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. To date, the COVID-19 pandemic continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
Financial Operations Overview
Revenue
Our revenue has historically consisted primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under a license and collaboration agreement (the “Servier Collaboration Agreement”), with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. We also recognize revenue for amounts received or receivable under certain grants we have been awarded.
In August 2019, Servier terminated the Servier Collaboration Agreement, with such termination becoming effective in February 2020. We completed certain activities under the Servier Collaboration Agreement through the effective termination date in February 2020. The activities eligible for reimbursement under the Servier Collaboration Agreement were considered a research and development performance obligation and revenue was recognized through the termination date.
In October 2020, we became party to a license agreement with Zenas BioPharma. In February 2021, we entered into a letter agreement with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain manufacturing activities. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. The Zenas Agreements may be considered related party transactions because Tellus BioVentures, a 5% or greater stockholder of our Company (on an as-converted basis, assuming that only the shares of convertible preferred stock held by Tellus BioVentures are converted into shares of our common stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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
•expenses incurred under agreements with CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;
•the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with CMOs;
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
Acquired In-process Research and Development Expense
Acquired in-process research and development (“IPR&D”) expense resulted from the acquisition of Private Viridian in October 2020. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as expense at the acquisition date.
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments. Interest expense is comprised of interest incurred under prior notes payable.
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policy discussed below is critical to understanding our historical and future performance, as this policy relates to the more significant areas involving our judgments and estimates.
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

Acquisition of Private Viridian
On October 27, 2020, we completed our acquisition of Private Viridian in accordance with the terms of the Merger Agreement. We concluded that the acquisition of Private Viridian did not result in the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with ImmunoGen. We considered several pertinent factors and identified the Company as the accounting acquirer in the transaction. Significant judgment was required in evaluating the terms of the Merger Agreement and in identifying, valuing, and recording the acquired assets at fair value, including acquired IPR&D, and determining the acquirer for accounting purposes..

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$1,050	$4,461
Research and development expenses	28,304	34,794
General and administrative expenses	13,265	11,646
Acquired in-process research and development expense	69,861	—
Other income (expense), net	(335)	106
Net loss	$(110,715)	$(41,873)

Revenue
Revenue was $1.1 million for the year ended December 31, 2020, compared to $4.5 million for the year ended December 31, 2019. The $3.4 million decrease in revenue was primarily due to a decrease in research and development activities related to the legacy microRNA programs reimbursable to us under a prior collaboration agreement.
Research and Development Expenses
Research and development expenses were $28.3 million during the year ended December 31, 2020, compared to $34.8 million during the year ended December 31, 2019. The $6.5 million decrease in research and development expenses was primarily attributable to an $5.8 million decrease in clinical and related manufacturing development activities associated with our legacy microRNA programs and a $5.5 million decrease in personnel-related costs, including restructuring charges. These decreases were partially offset by a $6.0 million increase in licensing fees primarily attributable to the Xencor License Agreement.
Acquired In-process Research and Development (IPR&D) Expense
Acquired IPR&D expense was $69.9 million during the year ended December 31, 2020. Acquired IPR&D expense resulted from the acquisition of Private Viridian in October 2020. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense at the acquisition date. No acquired IPR&D expenses were incurred in 2019.
General and Administrative Expenses
General and administrative expenses were $13.3 million during the year ended December 31, 2020, compared to $11.6 million during the year ended December 31, 2019. The $1.6 million increase in general and administrative expenses was due primarily to a $1.3 million increase in professional and personnel-related costs, including consulting and contract labor.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our preferred stock, and other equity securities, debt financings, and from amounts received under a prior collaboration agreement. As of December 31, 2020, we had $127.6 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into the second half of 2023.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through December 31, 2020, we have generated an accumulated deficit of $278.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We will continue to require substantial additional capital to continue the development of our product candidates, and potential commercialization activities, and to fund our ongoing operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, equity financings, securing additional license and collaboration agreements, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.
We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
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
In March 2017, we entered into the ATM Agreement, with Cowen under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 189,763 shares of our common stock through December 31, 2020 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.” We are not obligated to make any sales of our common stock under the ATM Agreement. The offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of: (i) the sale of all Common Stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.
In December 2019, we entered into the Common Stock Purchase Agreement with Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Common Stock Purchase Agreement. Upon execution of the Common Stock Purchase Agreement, we sold to Aspire Capital 106,564 shares of common stock at $9.38 per share for proceeds of $1.0 million as the Initial Purchase Shares. During the year ended December 31, 2020, we sold to Aspire Capital 412,187 shares of our common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of December 31, 2020, we may sell an additional $10.2 million of shares of our common stock to Aspire Capital.
In February 2020, we entered into the 2020 Underwriting Agreement with the Underwriter for the sale and issuance of 1,000,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock (the 2020 Public Offering). Each warrant has an exercise price of $16.50 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. The 2020 Public Offering resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds from the exercise of the warrants.
In October 2020, we entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million in the Financing. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation.

Cost Restructuring Plan
In August 2019 we initiated a cost restructuring plan to streamline the organization, reduce costs, and direct resources towards prioritized initiatives and product candidates, which provided a reduction of approximately 50% of workforce in place at that time, primarily associated with research and development functions. Through December 31, 2020, we had recorded cumulative restructuring expense of approximately $2.4 million. As of December 31, 2020, the restructuring plan was completed and no additional expense under the restructuring plan is expected.
Summarized cash flows for the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,779)	$(36,056)
Investing activities	(50,481)	28,226
Financing activities	101,311	70
Total	$21,051	$(7,760)

Operating Activities

Net cash used in operating activities was $29.8 million for the year ended December 31, 2020, compared to $36.1 million for the year ended December 31, 2019. The $6.3 million decrease was primarily the net result of a $68.8 million increase in net loss reduced by non-cash expenses related to IPR&D expense of $66.0 million that resulted from the acquisition of Private Viridian in October 2020, a $6.0 million non-cash charge related to the issuance of common stock as payment for certain licensing fees, and a $2.8 million net decrease related to changes in other working capital.

Investing Activities

Net cash used in investing activities was $50.5 million during the year ended December 31, 2020 compared to net cash provided by investing activities of $28.2 million during the year ended December 31, 2019. The change in cash flow from investing activities was driven primarily by a $59.0 million decrease in the related maturities of short-term investments and a $49.1 million increase in purchases of short-term investments during 2020 compared to 2019. This decrease was partially offset by $29.4 million of cash acquired in the acquisition of Private Viridian in October 2020.

Financing Activities

Net cash provided by financing activities was $101.3 million for the year ended December 31, 2020, compared to $0.1 million during the year ended December 31, 2019. During the year ended December 31, 2020, we received net proceeds from the issuance of preferred stock of $86.1 million, received increased net proceeds from the sale of our common stock and warrants and exercise of warrants of $21.4 million, and made increased net repayments on notes payable of $6.2 million.

Contractual Obligations and Commitments
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplemental data required by this item are set forth on the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our principal executive officer, principal financial officer, and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2020, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website, which is located at www.viridiantherapeutics.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Certificate of Incorporation of the Registrant.	10-Q	08/14/2014	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.	S-4	12/02/2016	3.3
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.1
3.4	Certificate of Amendment of Certificate of Incorporation of the Registrant.	8-K	02/13/2017	3.2
3.5	Certificate of Amendment of Certificate of Incorporation of Registrant.	8-K	11/13/2020	3.4
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2021.	8-K	01/04/2021	3.1
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.1
3.8	Restated Certificate of Incorporation of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.2
3.9	Amended and Restated Bylaws of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.3
3.10	Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	02/13/2017	3.3
3.11	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
3.12	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/14/2019	4.2
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				x
10.1^	License Agreement, by and between the Registrant and ImmunoGen, dated as of October 12, 2020.	8-K	12/09/2020	10.1

10.2^	Technology License Agreement, by and between the Registrant and Xencor, Inc., dated as of December 16, 2020.				x
10.3	Subscription Agreement, by and between the Registrant and Xencor, Inc., dated as of December 16, 2020.				x
10.4	Form of Indemnification Agreement between Registrant and each of its directors and executive officers.	S-1	03/19/2014	10.14
10.5*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-4	12/02/2016	10.32
10.6*	Employment Agreement by and between the Registrant and Jonathan Violin, dated as of January 15, 2021.	8-K	01/20/2021	10.1
10.7*	Amended and Restated Employment Agreement, dated as of September 14, 2020, by and between the Registrant and Lee Rauch.	8-K	09/17/2020	10.3
10.8*	Separation and Release Agreement by and between the Registrant and Lee Rauch, dated as of January 15, 2021.	8-K	01/20/2021	10.2
10.9*	Employment Agreement by and between the Registrant and William S. Marshall, Ph.D., dated as of December 2, 2016.	S-4	12/02/2016	10.33
10.10*	Separation Agreement, dated as of October 15, 2020, by and between the Registrant and William S. Marshall, Ph.D.	10-Q	11/12/2020	10.2
10.11*	Consulting Agreement, dated as of October 16, 2020, by and between the Registrant and William S. Marshall, Ph.D.	10-Q	11/12/2020	10.3
10.12*	Employment Agreement by and between the Registrant and Jason A. Leverone, dated as of December 2, 2016.	S-4	12/02/2016	10.34
10.13*	Bonus Agreement, dated as of September 14, 2020, by and between the Registrant and Jason Leverone.	10-Q	11/12/2020	10.4
10.14*	Employment Agreement by and between the Registrant and Barrett Katz, M.D., dated as of January 18, 2021.				x
10.15*	Employment Agreement by and between the Registrant and Diana Escolar, M.D., dated as of February 20, 2020.	10-K	03/13/2020	10.1
10.16*	Bonus Agreement, dated as of September 27, 2020, by and between the Registrant and Diana Escolar, M.D.	8-K/A	10/01/2020	10.5
10.17*	Separation and Release Agreement, dated as of September 27, 2020 by and between the Registrant and Diana Escolar, M.D.				x
10.18*	Amended and Restated 2016 Equity Incentive Plan.				x
10.19*	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-4	12/02/2016	10.38
10.20*	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-Q	05/11/2017	10.12
10.21*	2016 Employee Stock Purchase Plan.	S-4	12/02/2016	10.39
10.22*	Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	S-8	11/24/2020	99.1
10.23*	Form of 2020 Incentive Stock Option Grant Notice under Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.				x
10.24*	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.25*	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.26	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.27	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.28	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.29	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.	10-K	03/13/2020	10.12.3
10.30	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.	10-Q	05/08/2020	10.2
10.31^	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank.	S-4	12/02/2016	10.47

10.32	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank.	S-4	01/04/2017	10.47.1
10.33	Amended and Restated Loan and Security Agreement between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.1
10.34	Deferral Agreement between Silicon Valley Bank and the Registrant effective as of April 6, 2020.	10-Q	05/08/2020	10.4
10.35	U.S. Small Business Administration Paycheck Protection Program Note, by and between the Registrant and Silicon Valley Bank, dated April 21, 2020.	8-K	04/27/2020	10.1
10.36	Common Stock Sales Agreement, dated March 31, 2017, by and between the Registrant and Cowen and Company, LLC.	8-K	03/31/2017	10.1
10.37	Common Stock Purchase Agreement, dated December 11, 2019 between the Registrant and Aspire Capital Fund, LLC.	8-K	12/11/2019	10.1
10.38	Registration Rights Agreement, dated December 11, 2019, by and between the Registrant and Aspire Capital Fund, LLC.	8-K	12/11/2019	4.1
10.39^	Securities Purchase Agreement, dated as of October 27, 2020, by and among the Registrant and each purchaser identified on Annex A thereto.	8-K	10/28/2020	10.1
10.40^	Registration Rights Agreement, dated as of October 30, 2020, by and among the Registrant and certain purchasers.	10-Q	11/12/2020	4.2
21.1	Subsidiaries of the Registrant.				x
23.1	Consent of Independent Registered Public Accounting Firm.				x
24.1	Power of Attorney (included on signature page hereto).				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS**	XBRL Instance Document				x
101.SCH**	XBRL Taxonomy Extension Schema Document				x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
____________________

^
Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Viridian agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Viridian may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[*],” have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
x	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

VIRIDIAN THERAPEUTICS, INC.

1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viridian Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Viridian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting acquirer in the merger with Viridian Therapeutics, Inc.
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company completed a merger with Viridian Therapeutics, Inc. (Private Viridian) on October 28, 2020. The merger was accounted for as an asset acquisition, with the Company being identified as the accounting acquirer.
We identified the evaluation of identified accounting acquirer in the Company’s merger with Private Viridian as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s determination of the accounting acquirer due to the subjectivity inherent in assessing the reasonableness of the accounting conclusion.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the merger with Private Viridian, including a control related to
2

management’s determination of the accounting acquirer. We read and evaluated the Company’s accounting memorandum that documented the factors the Company considered in determining the accounting acquirer, including voting interests held by the former shareholder groups and the composition of the board of directors and senior management of the combined Company. We obtained and read the Merger Agreement and Purchase Agreement to identify factors relevant to the accounting acquirer determination and compared them to the Company’s accounting memorandum.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
Boulder, Colorado
March 26, 2021

3

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,897	$24,846
Short-term investments	81,742	1,999
Prepaid expenses and other current assets	1,972	2,894
Total current assets	129,611	29,739
Property and equipment, net	309	523
Operating lease right-of-use asset, net	478	—
Other assets	857	—
Total assets	$131,255	$30,262

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$670	$1,096
Accrued liabilities	9,703	5,108
Current portion of notes payable	—	3,976
Current portion of deferred revenue	301	—
Total current liabilities	10,674	10,180
Notes payable, net of current portion	—	4,328
Other liabilities	544	—
Total liabilities	11,218	14,508
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 398,487 and no shares issued and outstanding at December 31, 2020 and 2019, respectively	180,801	—
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 4,231,135 and 2,324,126 shares issued and outstanding at December 31, 2020 and 2019, respectively	42	23
Additional paid-in capital	218,089	183,900
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(278,887)	(168,169)
Total stockholders’ equity	120,037	15,754
Total liabilities, preferred stock, and stockholders’ equity	$131,255	$30,262

See accompanying notes to these consolidated financial statements.
4

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Collaboration revenue	$735	$4,308
Grant revenue	315	153
Total revenue	1,050	4,461
Operating expenses:
Research and development	28,304	34,794
General and administrative	13,265	11,646
Acquired in-process research and development	69,861	—
Total operating expenses	111,430	46,440
Loss from operations	(110,380)	(41,979)
Other income (expense):
Interest and other income	173	941
Interest and other expense	(508)	(835)
Net loss	(110,715)	(41,873)
Change in unrealized gain (loss) on investments	(8)	3
Comprehensive loss	$(110,723)	$(41,870)

Net loss	$(110,715)	$(41,873)
Net loss per share, basic and diluted	$(31.13)	$(20.04)
Weighted-average shares used to compute basic and diluted net loss per share	3,557,065	2,089,094

See accompanying notes to these consolidated financial statements.
5

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	2,055,964	$21	$177,622	$(3)	$(126,296)	$51,344
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs			170,503	2	888	—	—	890
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	43,867	—	758	—	—	758
Issuance of common stock pursuant to a 2018 stock purchase agreement, net of issuance costs			40,424	—	483	—	—	483
Issuance of common stock for cash upon the exercise of stock options under equity incentive plans	—	—	9,617	—	87	—	—	87
Issuance of common stock for cash under employee stock purchase plan	—	—	3,751	—	110	—	—	110
Share-based compensation expense	—	—	—	—	3,970	—	—	3,970
Reclassification of warrant liability from equity			—	—	(18)	—	—	(18)
Change in unrealized gain on investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(41,873)	(41,873)
Balance as of December 31, 2019	—	—	2,324,126	23	183,900	—	(168,169)	15,754
Adjustment from adoption of ASC 842	—	—	—	—	—	—	(3)	(3)
Issuance of convertible preferred stock and common stock and warrants in a public offering, net of issuance costs	195,290	86,122	1,000,000	10	13,857	—	—	99,989
Issuance of preferred and common stock upon acquisition of Viridian	203,197	94,682	72,131	1	678	—	—	95,361
Adjustment for fractional shares resulting from reverse stock split and acquisition of Viridian	—	(3)	(2,756)	—	(44)	—	—	(47)
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	412,187	4	8,782	—	—	8,786
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	65,004	1	669	—	—	670
Issuance of common stock to settle accrued liabilities	—	—	322,407	3	5,997	—	—	6,000
Issuance of common stock upon exercise of warrants	—	—	33,333	—	550	—	—	550
Issuance of common stock for cash upon the exercise of stock options under equity incentive plans	—	—	2,203	—	29	—	—	29
Issuance of common stock for cash under employee stock purchase plan	—	—	2,500	—	26	—	—	26
Share-based compensation expense	—	—	—	—	3,645	—	—	3,645
Change in unrealized loss on investments	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(110,715)	(110,715)
Balance as of December 31, 2020	398,487	$180,801	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
See accompanying notes to these consolidated financial statements.
6

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(110,715)	$(41,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of acquired IPR&D	65,990	—
Issuance of common stock under license agreement	6,000	—
Share-based compensation expense	3,645	3,970
Amortization of financing issuance costs	281	—
Non-cash interest expense	263	340
Depreciation and amortization	239	288
Amortization of premiums and discounts on available-for-sale securities	56	(432)
Other	35	—
Changes in operating assets and liabilities:
Accounts receivable	99	(84)
Prepaid expenses and other assets	(258)	126
Accounts payable	(426)	525
Accrued and other liabilities	5,012	1,084
Net cash used in operating activities	(29,779)	(36,056)
Cash flows from investing activities:
Purchases of short-term investments	(81,807)	(32,690)
Cash acquired in acquisition of Viridian	29,371	—
Maturities of short-term investments	2,000	61,000
Purchases of property and equipment, net	(42)	(84)
Other	(3)	—
Net cash provided by investing activities	(50,481)	28,226
Cash flows from financing activities:
Proceeds from the issuance of Series A preferred stock	90,997	—
Payment of issuance costs associated with the issuance of preferred stock	(4,875)	—
Proceeds from the issuance of common stock and warrants	25,104	2,480
Payment of issuance costs associated with the issuance of common stock and warrants	(1,304)	(77)
Payments of principal of notes payable	(10,293)	(2,333)
Proceeds from the issuance of notes payable	1,726	—
Fractional share payment – reverse split	(44)	—
Net cash provided by financing activities	101,311	70
Net increase (decrease) in cash and cash equivalents	21,051	(7,760)
Cash and cash equivalents at beginning of period	24,846	32,606
Cash and cash equivalents at end of period	$45,897	$24,846
Supplemental disclosure of cash flow information
Cash paid for interest	$267	$511
Supplemental disclosure of non-cash investing and financing activities
Amortization of public offering costs	$32	$3

See accompanying notes to these consolidated financial statements.
7

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS

Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. The Company’s most advanced program, VRDN-001, is an intravenously administered anti-IGF-1R monoclonal antibody being developed for thyroid eye disease, a debilitating condition caused by an autoimmune reaction that causes the immune system to attack tissues in the orbital socket.
Agreement and Plan of Merger
On October 27, 2020, the Company acquired a private company, Viridian Therapeutics, Inc. (“Private Viridian”) in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”). Pursuant to the Merger Agreement, Oculus Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), merged with and into Private Viridian, pursuant to which Private Viridian was the surviving corporation and became a wholly-owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Private Viridian merged with and into Oculus Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub”), pursuant to which Second Merger Sub was the surviving entity (together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.
On October 27, 2020, the Company completed a short-form merger under which the Second Merger Sub merged with Viridian Therapeutics, Inc (then Miragen Therapeutics, Inc.) pursuant to which Viridian Therapeutics, Inc was the surviving entity.
Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued 72,131 shares of the Company’s common stock (“Common Stock”) and 203,197 shares of Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) to securityholders of Private Viridian. Each share of Series A Preferred Stock is convertible into 66.67 shares of Common Stock, subject to certain conditions described below.
Private Placement and Securities Purchase Agreement
Concurrent with the acquisition of Private Viridian, on October 27, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein, pursuant to which the Company sold an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million (collectively, the “Financing”). Each share of Series A Preferred Stock is convertible into 66.67 shares of Common Stock, as described below. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation filed in connection with the Financing.
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company.
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock is convertible into 66.67 shares of Common Stock at any time at the option of the holder thereof, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. As of December 31, 2020, no Series A Preferred Stock had been converted. As of March 26, 2021, 43,664 shares of Series A Preferred Stock had been converted into 2,911,078 shares of Common Stock.
8

On October 30, 2020, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale the shares of Common Stock sold to investors in the Financing. The registration statement that was filed pursuant to the Registration Rights Agreement was declared effective by the SEC on December 22, 2020 (File No. 333-251367).
Liquidity
The accompanying consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s Common Stock, its Series A Preferred Stock, and other equity securities, debt financings, up-front milestones, and reimbursements received under a prior license and collaboration agreement. Since its inception and through December 31, 2020, the Company has generated an accumulated deficit of $278.9 million. The Company expects to continue to generate operating losses in the foreseeable future.
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
As of December 31, 2020, the Company had approximately $127.6 million in cash, cash equivalents, and short-term investments. As of the issuance date of these consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, miRagen Therapeutics Europe Limited and miRagen Therapeutics S.à.r.l., each of which were formed for the sole purpose of submitting regulatory filings in Europe. The Company’s subsidiaries have no employees or operations. In February 2021, the names of these subsidiaries were changed to Viridian Therapeutics Europe Limited and Viridian Therapeutics S.à.r.l., respectively.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company’s management performed an evaluation of its activities through the date of filing of these consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
9

Risk and Uncertainties – Impact of the COVID-19 Pandemic
The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The virus continues to spread globally and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.
The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of December 31, 2020, there have been no material impacts to the Company as a result of the COVID-19 pandemic. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.
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
10

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
11

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
Acquired In-Process Research and Development
The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date. Refer to Note 3. Acquisition of Private Viridian for a more detailed description of the accounting policy utilized for the recent asset acquisition.
Restructuring and Other Charges
The Company accounts for exit or disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including. In 2020 and 2019, the Company implemented two phases of a restructuring plan to streamline the organization, reduce costs, and direct resources to advance the Company’s primary operating goals in place at that time.
The Company recognizes and measures a liability for one-time termination benefits, for which no future service is required, once the plan of termination meets all of the following criteria for an established communication date: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations, and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time termination benefits for which future service is required, a liability is measured at the communication date based on its value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.
Share-Based Compensation
The Company accounts for share-based compensation expense related to stock options granted to employees, members of its board of directors, and non-employees under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020 Plan”) (collectively, the
12

“Equity Incentive Plans”) by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term.
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
Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The Company reviews available-for-sale securities at the end of each period to determine whether they remain available-for-sale based on its then-current intent. The cost of securities sold is based on the specific identification method.
The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.
Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilizes observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	December 31,
	2020		2019
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$45,960	$—	$25,263	$—
U.S. treasury securities (included in short-term investments)	81,742	—	1,999	—
Total assets	$127,702	$—	$27,262	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

Fair Value of Financial Instruments
Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of the Company’s note payable approximated its fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.
13

The Company accounts for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for Common Stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in interest and other expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 11. Warrants.
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
Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s existing operating lease assets and liabilities were recognized upon the date of transition to ASC 842, on January 1, 2020. After January 1, 2020, the Company’s operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 9. Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of shareholders’ equity because, if conversion to common stock was not approved by the shareholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the shareholders approved the conversion of the Series A Preferred Stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity.
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2020 and 2019.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the Company was in a loss position
14

for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is antidilutive.
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the consolidated statements of changes in stockholders’ equity. The Company had an unrealized loss of $8 thousand and an unrealized gain $3 thousand during the years ended December 31, 2020 and 2019, respectively, and no realized gains or losses during the same corresponding periods.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2020 and 2019.
Segment Information
The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted.
Recent Accounting Pronouncements – Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). The Company adopted ASC 842 on January 1, 2020, using the optional transition method permitted by ASU No. 2018-11 in which an immaterial prior-period cumulative adjustment was recorded on January 1, 2020. The Company’s building operating lease commitments are subject to the new standard, which resulted in an operating lease liability of $0.4 million and a right-of-use asset of $0.4 million, with no material effect on the Company’s consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements – To Be Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on the Company’s consolidated financial statements or disclosures.

3. ACQUISITION OF PRIVATE VIRIDIAN
On October 27, 2020, the Company completed its acquisition of Private Viridian in accordance with the terms of the Merger Agreement as discussed in Note 1. Description of Business. Under the terms of the Merger Agreement, the Company issued
15

72,131 shares of Common Stock and 203,197 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 66.67 shares of Common Stock, subject to certain conditions.
The Company concluded that the acquisition of Private Viridian did not result in the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with ImmunoGen, which includes the Company’s lead program VRDN-001.
The Company determined that the cost to acquire the assets was $97.4 million, based on the fair value of the equity consideration issued and including direct costs of the acquisition of $2.0 million. The net assets acquired in connection with the Merger were recorded at their estimated fair values as of October 27, 2020, the date the Merger was completed. The following table summarizes the net assets acquired based on their estimated fair values as of October 27, 2020 (in thousands):

Acquired IPR&D	$69,861
Cash and cash equivalents	29,371
Accrued liabilities	(1,843)
Net acquired tangible assets	$97,389

In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As the asset had not yet received regulatory approval in any territory, the cost attributable to the license agreement was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2020 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

4. RESTRUCTURING
In August 2019, the Company began implementing two phases of cost restructuring to streamline the organization, reduce costs, and redirect resources towards prioritized initiatives and product candidates, which provided a reduction of approximately 50% of the Company’s workforce in place at that time, primarily associated with research and development and related administrative positions. From August 2019 and through December 31, 2020, the Company recorded cumulative restructuring expense of $2.4 million. As of December 31, 2020, the Company’s restructuring was completed, and no additional expense under the restructuring plan is expected.
The Company recorded restructuring expense of $0.3 million and $2.0 million during the years ended December 31, 2020 and 2019, respectively, which was primarily related to retention transactions and was recorded in research and development expenses on the consolidated statements of operations and comprehensive loss.

5. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, Private Viridian entered a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. On October 27, 2020, in connection with the closing of the Private Viridian acquisition, the Company became party to the license agreement with Zenas BioPharma. In February 2021, the Company entered into a letter agreement with Zenas BioPharma in which the Company agreed to provide assistance to Zenas BioPharma with certain manufacturing activities. The license agreement and letter agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.
As consideration for the Zenas Agreements, the transaction price included upfront non-cash consideration and variable consideration in the form of payment for the Company’s goods and services and milestone payments due upon the achievement of specified events. Under the Zenas Agreements, the Company can receive non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, the Company may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to the Company for the royalty term in the Zenas Agreements.
16

The Zenas Agreements would qualify as a collaborative arrangement under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While this arrangement is in the scope of ASC 808, the Company analogized to ASC 606 to account for certain aspects of this arrangement. The Company analogized to ASC 606 for certain activities within the arrangement associated with the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the year ended December 31, 2020, the Company recognized $0.1 million of collaboration revenue related to the Zenas Agreements.
The Zenas Agreements may be considered related party transactions because Tellus BioVentures, a 5% or greater stockholder of the Company (on an as-converted basis, assuming that only the shares of Series A Preferred Stock held by Tellus BioVentures are converted into shares of Common Stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
Servier License and Collaboration Agreement
In 2011, the Company entered into a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”) for the research, development, and commercialization of RNA-targeting therapeutics in cardiovascular disease. Under the Servier Collaboration Agreement, the Company granted Servier an exclusive license to research, develop, manufacture, and commercialize RNA-targeting therapeutics for certain microRNA targets in the cardiovascular field. In August 2019, Servier terminated the Servier Collaboration Agreement, with such termination becoming effective in February 2020. During the period from receipt of notice from Servier in August 2019 and termination in February 2020, the Company completed certain activities under its development plan with Servier, which included finalizing two Phase 1 clinical trials of a legacy product candidate. The activities for which the Company was eligible for reimbursement under the Servier Collaboration Agreement were considered a research and development performance obligation and revenue was recognized in accordance with ASC 606 through the termination date.
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
The Company identified several performance obligations under the Servier Collaboration Agreement and allocated the transaction price to these performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at the standard labor rates for the respective activity, and the transfer of materials is generally priced at cost. Milestone payments are individually negotiated and because of the unique nature of each milestone, there are no comparable transactions to compare to; therefore, the negotiated amounts of the milestones in the agreement are the standalone selling price.
Amounts incurred and billable, but not billed to Servier, for research and related intellectual property activities totaled $0.3 million as of December 31, 2019, which are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. No amounts were incurred and billable, but not billed to Servier, for research and related intellectual property activities as of December 31, 2020. As of December 31, 2020 and 2019, the Company had no accounts receivable balances outstanding for Servier research and related intellectual property activities.
17

Collaboration revenue under the Servier Collaboration Agreement consisted of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Research and development reimbursable costs	$681	$4,308

6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Lab equipment	$2,509	$2,507
Leasehold improvements	741	741
Computer hardware and software	336	457
Furniture and fixtures	166	166
Property and equipment, gross	3,752	3,871
Less: accumulated depreciation and amortization	(3,443)	(3,348)
Property and equipment, net	$309	$523

During the years ended December 31, 2020 and 2019, depreciation and amortization expense was $0.2 million and $0.3 million, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the consolidated statements of operations and comprehensive loss.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$5,400	$2,259
Accrued employee compensation and related taxes	1,963	508
Accrued other professional service fees	796	254
Operating lease liability	455	—
Accrued legal fees and expenses	380	284
Value of liability-classified stock purchase warrants	100	100
License agreement liability	86	—
Restructuring liability	—	1,515
Deferred and accrued facility lease obligations	—	66
Other accrued liabilities	523	122
Total accrued liabilities	$9,703	$5,108

8. NOTES PAYABLE
2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million bearing interest at the prime rate with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended the maturity date
18

by an additional six months. On December 18, 2020, the Company repaid the full outstanding loan balance, including accrued interest and a final payment fee equal to $0.9 million that was due upon maturity. As of December 31, 2020, no additional amounts were outstanding under the 2017 SVB Loan Agreement.
Paycheck Protection Program Loan
In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), which was established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million to Silicon Valley Bank (the “Bank”). Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. On December 18, 2020, the PPP Loan, including accrued interest, was repaid to the Bank. As of December 31, 2020, there were no amounts outstanding under the PPP Loan.

9. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.
On October 27, 2020, in connection with the closing of the Private Viridian acquisition, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain development milestone payments of up to $48.0 million. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country.
License Agreement with Xencor, Inc.
On December 16, 2020, the Company entered into a license agreement (the “Xencor License Agreement”) with Xencor, Inc. (“Xencor”), under which Xencor granted the Company rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R indications. In consideration for rights granted by Xencor, the Company issued 322,407 shares of its Common Stock in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, the Company is obligated to make future development milestone payments of up to $30.0 million. Additionally, if the Company successfully commercializes any product candidate subject to the Xencor License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of products containing the licensed technology in each country until the later of (i) the expiration of the last patent claim subject to the Xencor License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained, or (iii) the 12th anniversary of the date of the first commercial sale.
Contingent Value Rights Agreement
Pursuant to the Merger Agreement, on November 4, 2020, the Company and the Rights Agent (as defined therein) executed a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of Common Stock as of November 6, 2020, other than former stockholders of Private Viridian, is entitled to one contractual contingent value right issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder. Each contingent value right entitles the holder thereof to receive certain cash payments equal to 80% of the net proceeds, if any, related to the disposition of the Company’s legacy programs to develop product candidates that modulate microRNAs within five years following the date of the Merger. The contingent value rights are not transferable, except in certain limited circumstances as provided in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.
19

Lease Obligations
The Company is party to a multi-year, noncancelable lease agreement that began in December 2010 for its Colorado-based office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in April 2020, which extended the lease term. As of December 31, 2020, the lease was scheduled to mature on December 31, 2021.
Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.4 million as of January 1, 2020, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term. As a result of the transition to ASC 842, the Company recorded an immaterial prior-period adjustment, as a cumulative-effect adjustment, on January 1, 2020. In April 2020, when the lease was amended, the Company accounted for the amendment as a lease modification in accordance with ASC 842, which resulted in an immaterial adjustment to the right-of-use asset and corresponding lease liability. The interest rate implicit in the lease contract is not readily determinable and as such, the Company uses an incremental borrowing rate, based on prior borrowing rates, at the implementation date. This is an internally developed rate that would be incurred to borrow, with similar collateral, over the term of the lease.
In connection with the acquisition of Private Viridian, the Company became party to a multi-year, noncancelable lease agreement in October 2020 for its Massachusetts-based office space. The lease agreement included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. As of December 31, 2020, the lease was scheduled to mature on February 28, 2023. Upon assumption of the lease, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 26 months expected remaining term.
Consolidated future minimum lease payments as of December 31, 2020 were approximately $0.5 million through December 31, 2022. As of December 31, 2020, the Company’s operating lease obligations were reflected as operating lease liabilities of $0.5 million as accrued liabilities and $43 thousand as other liabilities in the Company’s consolidated balance sheets.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.3 million for the year ended December 31, 2020, which was included in operating expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, lease rental expense, and the corresponding cash outflow, was approximately $0.3 million.
The Company is also required to pay for operating expenses related to the leased space, which were $0.3 million for both of the years ended December 31, 2020 and 2019. The operating expenses are incurred separately and were not included in the present value of lease payments.

10. CAPITAL STOCK
Common Stock
Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 205,000,000 shares of its stock, of which 200,000,000 shares have been designated as Common Stock and 5,000,000 shares have been designated as preferred stock, both with a par value of $0.01 per share. The number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the Company’s stock who are entitled to vote. Each share of Common Stock is entitled to one vote. The holders of Common Stock are entitled to receive dividends when and as declared or paid by its board of directors.
Reverse Stock Split
On November 12, 2020, the Company effected a reverse stock split of its shares of Common Stock at a ratio of 1-for-15, and trading of the Common Stock began on a split-adjusted basis on November 13, 2020. The Common Stock continued to trade on the Nasdaq Capital Market under the ticker symbol “VRDN.” The Company’s stockholders approved the reverse stock split and granted the Company’s board of directors the authority to effect a reverse stock split at the Company’s annual meeting of shareholders held on May 21, 2020.
20

As a result of the reverse stock split, every 15 shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one share of Common Stock. No fractional shares were issued in connection with the reverse stock split. In the result of any stockholders owning a fractional share, such stockholders received a cash payment in lieu of any fractional shares. The reverse stock split did not modify any rights of the Company’s Common Stock. The reverse stock split reduced the number of shares of Common Stock issuable upon the conversion of the Company’s outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and caused a proportionate increase in the conversion and exercise prices of such preferred stock, stock options, and warrants. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the exchange ratio for all periods presented.
Common Stock Purchase Agreement - Aspire Capital Fund, LLC
In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. Upon execution of the Aspire Stock Purchase Agreement, the Company sold to Aspire Capital 106,564 shares of Common Stock at $9.38 per share for proceeds of $1.0 million (the “Initial Purchase Shares”). As consideration for entering into the Aspire Stock Purchase Agreement, concurrently with the execution of the Aspire Stock Purchase Agreement and the Initial Purchase Shares, the Company issued 63,938 shares of Common Stock to Aspire Capital as a non-refundable commitment fee, for a total issuance of 170,502 shares.
During the year ended December 31, 2020, the Company sold to Aspire Capital 412,187 shares of Common Stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of December 31, 2020, the Company may sell an additional $10.2 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
Common Stock Purchase Agreement - The Leukemia & Lymphoma Society, Inc.
In August 2018, the Company and The Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a Common Stock Purchase Agreement (the “LLS Stock Purchase Agreement”), which was subsequently assigned to LLS TAP Miragen, LLC (“LLS TAP”) pursuant to an Assignment and Assumption Agreement, effective October 28, 2019, for the sale of up to $5.0 million of shares of Common Stock to LLS and its affiliates in a private placement. Under the terms of the LLS Stock Purchase Agreement, the Company could raise up to approximately $5.0 million in gross proceeds by selling shares of Common Stock to LLS and its affiliates. From inception and through December 31, 2020, the Company issued 50,490 shares of Common Stock for net proceeds of approximately $1.4 million, after deducting expenses incurred in connection with the private placement. The LLS Stock Purchase Agreement was terminated on December 11, 2020.
Common Stock Sales Agreement
In March 2017, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent in an “at the market” offering.
21

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
During the year ended December 31, 2020, the Company sold, pursuant to the terms of the ATM Agreement, 65,004 shares of Common Stock, at a weighted average price of $10.74 per share, for aggregate net proceeds of approximately $0.7 million, including commissions to Cowen as sales agent. Since March 2017 and through December 31, 2020, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 189,763 shares of Common Stock, at a weighted average price of $63.71 per share, for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent.
Common Stock Public Offering
In February 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) as the underwriter relating to a public offering of Common Stock, pursuant to which Oppenheimer purchased 1,000,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock (the “2020 Public Offering”). Each whole warrant has an exercise price of $16.50 per share and expires on the fifth anniversary of the date of issuance. The shares of Common Stock and warrants were sold together as a fixed combination, each consisting of one share of Common Stock and one-half warrant, with each whole warrant exercisable to purchase one whole share of Common Stock but were issued separately and were immediately separable upon issuance. The combined price to the public in the offering for each share of Common Stock and accompanying half warrant was $15.00, which resulted in approximately $13.9 million of net proceeds to the Company after deducting underwriting commissions and discounts and other estimated offering expenses payable by the Company and excluding the proceeds from the exercise of the warrants.
Series A Preferred
As of December 31, 2020, the Company had 398,487 shares of preferred stock outstanding. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. Refer to Note 1. Description of Business regarding the issuance of Series A Preferred Stock in October 2020.

11. WARRANTS
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
Liability-classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, and are reflected as a warrant liability on the Company’s consolidated balance sheets. Any changes in the warrant liability during each reporting period would be reflected as other expense in the consolidated statement of operations and comprehensive loss.
22

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at December 31, 2020	Remaining Contractual Life at December 31, 2020 (No. Years)
	December 31,
	2020	2019
Liability-classified warrants
Issued April 2017	781	781	$127.95	4.33

Equity-classified warrants
Acquired October 2020	29,446	—	$0.15	9.73
Issued February 2020 (2)	466,667	—	$16.50	4.11
Issued November 2017	1,606	1,606	$107.25	3.87
Acquired February 2017	—	714	$787.50	—
Subtotal	497,719	2,320	$15.82
Total warrants	498,500	3,101	$16.00
____________________
(1)If the Company subdivides (by any stock split, stock dividend, recapitalization, or otherwise) its outstanding shares of its Common Stock into a smaller number of shares, the warrant exercise price is proportionately reduced and the number of shares under outstanding warrants is proportionately increased. Additionally, if the Company combines (by combination, reverse stock split, or otherwise) its outstanding shares of common stock into a smaller number of shares, the warrant exercise price is proportionately increased and the number of shares under outstanding warrants is proportionately decreased.
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the year ended December 31, 2020 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2019	3,101	$268.95
Granted	500,000	$16.50
Acquired in Merger	29,446	$0.15
Exercised	(33,333)	$16.50
Expired	(714)	$787.50
Outstanding at December 31, 2020	498,500	$16.00

Equity-Classified Warrants
In connection with the Merger in 2020, the Company assumed 29,446 outstanding warrants to purchase shares of Common Stock at an exercise price of $0.15 per share that expire ten years from the date of issuance. At the time of the Merger, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.
In connection with the Company’s 2020 Public Offering, the Company issued warrants to purchase 500,000 shares of its Common Stock at a price of $16.50 per share that expire five years from the date of issuance (the “Warrants”). The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the Warrants were classified as equity with no subsequent remeasurement as long as the warrants continued to be classified as equity. On November 6, 2020, warrants were exercised to purchase 33,333 shares of Common Stock for proceeds of approximately $0.5 million.
In connection with a debt financing in 2017, the Company issued detachable warrants to purchase up to 1,606 shares of the Company’s Common Stock at an exercise price of $107.25 per share that expire seven years from the date of issuance. At issuance, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.

23

12. SHARE-BASED COMPENSATION

Equity Incentive Plans

Upon closing of the Merger, the Company assumed all outstanding options issued under the 2020 Plan. The terms and conditions for each assumed option were substantially the same as prior to the Merger, including that the assumed options remained subject to the terms and conditions of the 2020 Plan, provided that each assumed option are exercisable for shares of the Company’s Common Stock and the number of shares issuable upon exercise of, and the exercise price per share for, each assumed option has been appropriately adjusted to give effect to the Merger.
As of December 31, 2020, the Company had the following balances by plan:

	Stock Options Outstanding	Restricted Stock Units Outstanding	Shares Available for Issuance
2020 Plan	659,028	—	1,151,920
2016 Plan	304,438	—	3,419,368
2008 Plan	69,790	—	—
Total	1,033,256	—	4,571,288
The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. All employees and non-employee directors are eligible to participate in the 2016 Plan and may receive all types of awards other than incentive stock options. Incentive stock options may be granted under the 2016 Plan only to employees and employees of the Company’s affiliates.
Pursuant to the 2016 Plan, the aggregate number of shares of Common Stock that may be issued will not exceed 3,419,368 shares. Subsequent to December 31, 2020, any awards granted under the 2016 Plan that expire or terminate subsequent to December 31, 2020, for any reason prior to exercise or settlement, are forfeited, or are reacquired, withheld, or not issued to satisfy a tax withholding obligation or to satisfy the exercise price of a stock award, will become available for grant under the 2016 Plan in accordance with its terms. Similarly, any shares of Common Stock issued pursuant to a stock award under the 2020 Plan that are forfeited, repurchased by the Company, or reacquired by the Company in satisfaction of tax withholding obligations will become available for grant under the 2020 Plan.
Options granted under the Equity Incentive Plans have an exercise price equal to the market value of the Common Stock at the date of grant and expire ten years from the date of grant. Generally, options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months. The Company has also granted options that vest in equal monthly or quarterly amounts over periods up to 48 months.
A summary of Common Stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	233,173	$77.85	5.91	$—
Granted	889,243	$3.59
Exercised	(2,203)	$12.98
Forfeited or expired	(86,957)	$62.92
Outstanding at December 31, 2020	1,033,256	$15.34	8.56	$11,427
Vested or expected to vest as of December 31, 2020	1,033,256	$15.34	8.56	$11,427
Exercisable as of December 31, 2020	181,160	$66.75	4.79	$84
Vested as of December 31, 2020	181,160	$66.75	4.79	$84

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected
24

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the years ended December 31, 2020 and 2019 was $11.44 and $34.71, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected term, in years	5.55	6.35
Expected volatility	118.1%	98.8%
Risk-free interest rate	0.4%	2.5%
Expected dividend yield	—%	—%
Weighted-average exercise price	$3.59	$44.58

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of December 31, 2020, the Company had 62,231 shares available for issuance and 10,626 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Research and development	$861	$1,677
General and administrative	2,784	2,293
Total share-based compensation expense	$3,645	$3,970

As of December 31, 2020, the Company had $9.6 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.42 years.

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
25

Potentially dilutive securities include the following:

	December 31,
	2020	2019
	(in thousands)
Series A Preferred Stock	26,567	—
Options to purchase Common Stock	1,033	233
Warrants to purchase Common Stock	499	3
Total	28,099	236

14. INCOME TAXES
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
The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Federal and state tax credits	0.4	10.1
State income taxes, net of federal benefit	1.3	3.7
Change in valuation allowance	15.8	(31.3)
IPR&D	(12.9)	0.0
Other permanent items	(0.9)	(3.9)
Section 382 limit	(24.9)	—
Other, net	0.2	0.4
Effective income tax rate	—%	—%
26

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,622	$32,792
Tax credits	494	10,812
Accruals and reserves	2,037	829
Stock-based expense	1,571	1,202
Start-up costs	2,467	605
Total deferred tax assets	29,191	46,240
Valuation allowance	(29,073)	(46,240)
Net deferred tax assets	118	—

Deferred tax liabilities:
Operating lease right-of-use asset, net	(118)	—
Total deferred tax liabilities	(118)	—
Total deferred tax assets, net	$—	$—
At December 31, 2020, the Company had approximately $104.1 million and $0.5 million of net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2029. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions, the Company estimated an aggregate limitation on the utilization of net operating loss carryforwards of $59.0 million. In addition to the limitation of net operating losses of $59.0 million, approximately $15.3 million of research and development tax credits were derecognized with the inability of the Company to ever realize a benefit from those credits in the future.
As of December 31, 2020 and 2019, the Company’s net deferred tax assets before valuation allowance was $29.1 million and $46.2 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2020 and 2019. The change in valuation allowance was an increase of $17.2 million in 2020 and an increase of $13.1 million in 2019.
The Company concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2020 and 2019. As of December 31, 2020 and 2019, the Company had no accrued interest related to uncertain tax positions.
The Company’s federal and state returns for 2014 through 2020 remain open to examination by tax authorities.

15. SUBSEQUENT EVENTS
Conversion of Series A Preferred Stock
Subsequent to December 31, 2020, a total of 43,664 shares of Series A Preferred Stock were converted by certain holders into 2,911,078 shares of Common Stock. As a result, the Company’s total shares of Common Stock outstanding on an as-converted
27

basis as of March 26, 2021 was approximately 30,886,700, which includes 7,230,651 shares of Common Stock outstanding and 23,656,049 shares of Common Stock issuable upon the conversion of 354,823 shares of Series A Preferred Stock.
Resignation of Chief Executive Officer and Director
On January 20, 2021, the Company announced that Lee Rauch resigned from her positions as chief executive officer and principal executive officer of the Company, effective as of January 15, 2021 (the “Separation Date”). Pursuant to the separation agreement, Ms. Rauch will be entitled to receive severance and other benefits in accordance with her agreements. Following her separation from the Company, Ms. Rauch has been serving as a consultant to the Company.
Appointment of new Chief Executive Officer and Director
On January 15, 2021, the board of directors appointed Jonathan Violin as the Company’s chief executive officer, president, and principal executive officer, effective as of January 15, 2021. Additionally, the board of directors appointed Dr. Violin as a member of the board of directors of the Company, effective as of January 15, 2021. In connection with his appointment as chief executive officer, Dr. Violin entered into a new employment agreement with the Company and resigned from his role as chief operating officer.

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRIDIAN THERAPEUTICS, INC.

Date: March 26, 2021	By:	/s/ Jonathan Violin
Jonathan Violin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 26, 2021	By:	/s/ Jason Leverone
Jason Leverone
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Violin and Jason Leverone, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Violin	President, Chief Executive Officer, and Director	March 26, 2021
Jonathan Violin	(Principal Executive Officer)

/s/ Jason Leverone	Chief Financial Officer, Treasurer, and Secretary	March 26, 2021
Jason Leverone	(Principal Financial and Accounting Officer)

/s/ Jeffrey Hatfield	Chairman of the Board	March 26, 2021
Jeffrey Hatfield

/s/ Peter Harwin	Director	March 26, 2021
Peter Harwin

/s/ Tomas Kiselak	Director	March 26, 2021
Tomas Kiselak

/s/ Arlene Morris	Director	March 26, 2021
Arlene Morris

/s/ Joseph Turner	Director	March 26, 2021
Joseph Turner