Form 10-Q
period 2021-03-31
Viridian Therapeutics, Inc.\DE
filed 2021-05-07
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 4, 2021, there were 8,429,644 shares of the registrant’s Common Stock outstanding.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” or “should,” and similar expressions are intended to identify forward-looking statements. All statements contained in this Quarterly Report, other than statements of historical fact are forward-looking statements. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, as described in greater detail in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission (“SEC”) in the future. You are advised to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report, to “Viridian,” “Viridian Therapeutics,” the “Company,” “we,” “us,” and “our” or similar references refer to Viridian Therapeutics, Inc., and our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$46,489	$45,897
Short-term investments	70,611	81,742
Prepaid expenses and other current assets	3,052	1,972
Unbilled revenue - related party	1,382	—
Total current assets	121,534	129,611
Property and equipment, net	148	309
Operating lease right-of-use asset, net	372	478
Other assets - related party	777	856
Other assets	1	1
Total assets	$122,832	$131,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,384	$670
Accrued liabilities	12,764	9,703
Current portion of deferred revenue - related party	288	301
Total current liabilities	16,436	10,674
Other liabilities - related party	365	501
Other liabilities	33	43
Total liabilities	16,834	11,218
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 354,823 and 398,487 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	160,990	180,801
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,231,370 and 4,231,135 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	72	42
Additional paid-in capital	242,304	218,089
Accumulated other comprehensive loss	(21)	(8)
Accumulated deficit	(297,347)	(278,887)
Total stockholders’ equity	105,998	120,037
Total liabilities and stockholders’ equity	$122,832	$131,255
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue - related party	$1,451	$—
Collaboration revenue	—	681
Grant revenue	—	147
Total revenue	1,451	828
Operating expenses:
Research and development	13,806	6,103
General and administrative	6,160	2,723
Total operating expenses	19,966	8,826
Loss from operations	(18,515)	(7,998)
Other income (expense):
Interest and other income	55	95
Interest and other expense	—	(141)
Net loss	(18,460)	(8,044)
Change in unrealized loss on investments	(13)	—
Comprehensive loss	$(18,473)	$(8,044)

Net loss	$(18,460)	$(8,044)
Net loss per share, basic and diluted	$(2.91)	$(2.65)
Weighted-average shares used to compute basic and diluted net loss per share	6,336,347	3,031,756

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	2,324,126	$23	$183,900	$—	$(168,169)	$15,754
Prior period adjustment from adoption of ASC 842	—	—	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	—	—	1,000,000	10	13,871	—	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	146,667	2	4,047	—	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	65,004	1	669	—	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	—	—	1,149	—	13	—	—	13
Issuance of common stock for cash under employee stock purchase plan	—	—	1,545	—	16	—	—	16
Share-based compensation expense	—	—	—	—	664	—	—	664
Net loss	—	—	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	—	$—	3,538,491	$36	$203,180	$—	$(176,216)	$27,000

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	2,911,071	29	19,782	—	—	—
Issuance of common stock upon exercises of warrants	—	—	56,935	1	939	—	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	31,249	—	307	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	980	—	12	—	—	12
Share-based compensation expense	—	—	—	—	3,175	—	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	$160,990	7,231,370	$72	$242,304	$(21)	$(297,347)	$105,998
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,460)	$(8,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,175	664
Non-cash interest expense	—	63
Depreciation and amortization	33	68
Amortization of premiums and discounts on available-for-sale securities	232	(1)
Other	(5)	86
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,622)	540
Unbilled revenue - related party	1,382	—
Deferred revenue - related party	(149)	—
Accounts payable	2,715	410
Accrued and other liabilities	3,160	(2,245)
Net cash used in operating activities	(11,539)	(8,459)
Cash flows from investing activities:
Purchases of short-term investments	(56,652)	—
Maturities of short-term investments	67,539	2,000
Purchases of property and equipment, net	(15)	—
Proceeds from sale of property and equipment	—	1
Net cash provided by investing activities	10,872	2,001
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,259	19,783
Payment of issuance costs associated with the sale of common stock	—	(1,068)
Payments of principal of notes payable	—	(1,000)
Net cash provided by financing activities	1,259	17,715
Net increase in cash and cash equivalents	592	11,257
Cash and cash equivalents at beginning of period	45,897	24,846
Cash and cash equivalents at end of period	$46,489	$36,103
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$61

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
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
Agreement and Plan of Merger
On October 27, 2020, the Company acquired a private company, Viridian Therapeutics, Inc. (“Private Viridian”) in accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”). Pursuant to the Merger Agreement, Oculus Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), merged with and into Private Viridian, pursuant to which Private Viridian was the surviving corporation and became a wholly-owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Private Viridian merged with and into Oculus Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub”), pursuant to which Second Merger Sub was the surviving entity (together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. On October 27, 2020, the Company completed a short-form merger under which the Second Merger Sub merged with Viridian Therapeutics, Inc (then Miragen Therapeutics, Inc.) pursuant to which Viridian Therapeutics, Inc. was the surviving entity.
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
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock became convertible into 66.67 shares of Common Stock at any time at the option of the holder thereof, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. As of March 31, 2021, 43,664 shares of Series A Preferred Stock had been converted into 2,911,071 shares of Common Stock. The shares of Common Stock sold to investors in the Financing were registered for resale pursuant to a registration statement, which was declared effective by the SEC on December 22, 2020.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s Common Stock, its Series A Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through March 31, 2021, the Company has generated an accumulated deficit of $297.3 million. The Company expects to continue to generate operating losses in the foreseeable future.
The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to incur significant expenses and operating losses for at least the next several years as it continues the development of, and seeks regulatory approval for, its product candidates. It is expected that operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of development programs and efforts to achieve regulatory approval.
As of March 31, 2021, the Company had approximately $117.1 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations into 2024.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Viridian Therapeutics Europe Limited and Viridian Therapeutics S.à.r.l., each of which were formed for the sole purpose of submitting regulatory filings in Europe. The Company’s subsidiaries have no employees or operations.
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company’s management performed an evaluation of its activities through the date of filing of these condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
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
The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of March 31, 2021, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.
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
Share-Based Compensation
The Company accounts for share-based compensation expense related to stock options granted to employees, members of its board of directors, and non-employees under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan”) (collectively, the “Equity Incentive Plans”) by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term.
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

	March 31, 2021		December 31, 2020
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$48,801	$—	$45,960	$—
U.S. treasury securities (included in short-term investments)	70,611	—	81,742	—
Total assets	$119,412	$—	$127,702	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

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
Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s existing operating lease assets and liabilities were recognized on January 1, 2020, the date of transition to Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). After January 1, 2020, the Company’s operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 8. Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into Common Stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the Common Stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into Common Stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity.
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2021 and 2020.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the

Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is antidilutive.
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the condensed consolidated statements of changes in stockholders’ equity. The Company had an unrealized loss of $13 thousand and a realized gain of $4 thousand during the three months ended March 31, 2021. The Company had no realized or unrealized gains or losses during the three months ended March 31, 2020.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2021 and 2020.
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
Liability-classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, and are reflected as a warrant liability on the Company’s condensed consolidated balance sheets. Any changes in the warrant liability during each reporting period would be reflected as other expense in the condensed consolidated statement of operations and comprehensive loss.
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

3. ACQUISITION OF PRIVATE VIRIDIAN
On October 27, 2020, the Company completed its acquisition of Private Viridian in accordance with the terms of the Merger Agreement as discussed in Note 1. Description of Business. Under the terms of the Merger Agreement, the Company issued 72,131 shares of Common Stock and 203,197 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 66.67 shares of Common Stock, subject to certain conditions.
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

In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired in-process research and development (“IPR&D”). As the asset had not yet received regulatory approval in any territory, the cost attributable to the license agreement was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020, as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

4. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, Private Viridian entered a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. On October 27, 2020, in connection with the closing of the Private Viridian acquisition, the Company became party to the license agreement with Zenas BioPharma. In February 2021, the Company entered into a letter agreement with Zenas BioPharma in which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. The letter agreement was subsequently amended in April 2021 to include additional development activities. The license agreement and letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.
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
The Zenas Agreements would qualify as a collaborative arrangement under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While this arrangement is in the scope of ASC 808, the Company applied ASC 606 to account for certain aspects of this arrangement. The Company applied ASC 606 for certain activities within the arrangement associated with the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three months ended March 31, 2021, the Company recognized $1.5 million of collaboration revenue related to the Zenas Agreements. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue balances of $0.7 million and $0.8 million, respectively, associated with the Zenas Agreements, which are reported in the condensed consolidated balance sheets as current portion of deferred revenue - related party and other liabilities - related party.
The Zenas Agreements may be considered related party transactions because Tellus BioVentures, LLC (“Tellus BioVentures”), a 5% or greater stockholder of the Company (on an as-converted basis, assuming only shares of Series A Preferred Stock held by Tellus BioVentures are converted into shares of Common Stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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
During the three months ended March 31, 2020, the Company recognized $0.7 million of collaboration revenue under the Servier Collaboration Agreement. As the Servier Collaboration Agreement was terminated in February 2020, no revenue was recorded under the Servier Collaboration Agreement subsequent to March 31, 2020.

5. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Lab equipment	$656	$2,509
Leasehold improvements	741	741
Computer hardware and software	351	336
Furniture and fixtures	165	166
Property and equipment, gross	1,913	3,752
Less: accumulated depreciation and amortization	(1,765)	(3,443)
Property and equipment, net	$148	$309

During the three months ended March 31, 2021, certain lab equipment associated with legacy microRNA programs met the criteria to be classified and were reclassified as held for sale and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet as of March 31, 2021. The assets held for sale totaled $0.1 million, which was the net book value on the date of transfer. As of March 31, 2021, the net book value of the assets held for sale approximated the estimated fair value of the assets, less estimated costs to sell. As of March 31, 2021, the Company expected the assets to be sold within the following 12 months.

During the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $33 thousand and $68 thousand, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$8,642	$5,400
Accrued employee compensation and related taxes	2,721	1,963
Operating lease liability	355	455
Accrued legal fees and expenses	286	380
Accrued other professional service fees	252	796
Value of liability-classified stock purchase warrants	100	100
License agreement liability	78	86
Other accrued liabilities	330	523
Total accrued liabilities	$12,764	$9,703

7. NOTES PAYABLE
2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million bearing interest at the prime rate with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended the maturity date by an additional six months. On December 18, 2020, the Company repaid the full outstanding loan balance, including accrued interest and a final payment fee equal to $0.9 million that was due upon maturity. As of March 31, 2021 and December 31, 2020, no additional amounts were outstanding under the 2017 SVB Loan Agreement.
Paycheck Protection Program Loan
In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), which was established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million to Silicon Valley Bank (the “Bank”). Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. On December 18, 2020, the PPP Loan, including accrued interest, was repaid to the Bank. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the PPP Loan.

8. COMMITMENTS AND CONTINGENCIES
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

Lease Obligations
The Company is party to a multi-year, noncancelable lease agreement for its Colorado-based office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of approximately $0.4 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.
In April 2021, the Company entered into a sublease with Cogent Biosciences, Inc. (“Cogent”) for its Colorado-based office and lab space. As of the sublease inception date, Fairmount Funds Management LLC beneficially owned more than 5% of the Company’s Common Stock and Cogent’s capital stock. Under the terms of the nine-month sublease, which expires on December 31, 2021, Cogent will pay the Company an aggregate of $0.1 million in rent payments plus related taxes and lease operating costs. The sublease was negotiated on an arm’s-length basis and is a market-rate transaction on terms that the Company believes are no less favorable than would have been reached with an unrelated third party.
In connection with the acquisition of Private Viridian, the Company became party to a multi-year, noncancelable lease agreement in October 2020 for its Massachusetts-based office space. The lease agreement included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. As of March 31, 2021, the lease was scheduled to mature on February 28, 2023. Upon assumption of the lease, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term.
Consolidated future minimum lease payments as of March 31, 2021 were approximately $0.4 million through December 31, 2024. As of March 31, 2021, the Company’s operating lease obligations were reflected as operating lease liabilities of $0.4 million as accrued liabilities and $33 thousand as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million for both the three months ended March 31, 2021 and 2020, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. The Company is also required to pay for operating expenses related to the leased space, which were $35 thousand and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

Reverse Stock Split
On November 12, 2020, the Company effected a reverse stock split of its shares of Common Stock at a ratio of 1-for-15, and trading of the Common Stock began on a split-adjusted basis on November 13, 2020. As a result of the reverse stock split, every 15 shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one share of Common Stock. No fractional shares were issued in connection with the reverse stock split. In the result of any stockholders owning a fractional share, such stockholders received a cash payment in lieu of any fractional shares. The reverse stock split did not modify any rights of the Company’s Common Stock. The reverse stock split reduced the number of shares of Common Stock issuable upon the conversion of the Company’s outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and caused a proportionate increase in the conversion and exercise prices of such preferred stock, stock options, and warrants. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the exchange ratio for all periods presented.
Common Stock Purchase Agreement - Aspire Capital Fund, LLC
In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. As of March 31, 2021, the Company may sell an additional $10.2 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted-average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
The Aspire Stock Purchase Agreement may be terminated by the Company at any time, at the Company’s discretion, without any cost to the Company. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages in the Aspire Stock Purchase Agreement.
Common Stock Sales Agreement - Cowen and Company, LLC
In March 2017, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent in an “at the market” offering. Cowen received a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the ATM Agreement. Since March 2017 and through March 31, 2021, the Company sold, pursuant to the terms of the ATM Agreement, an aggregate of 189,763 shares of Common Stock for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In April 2021, the Company terminated the ATM Agreement with Cowen.
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
Series A Preferred
As of March 31, 2021, the Company had 354,823 shares of preferred stock outstanding. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. Refer to Note 1. Description of Business regarding the issuance of Series A Preferred Stock in October 2020. During the three months ended March 31, 2021, 43,664 shares of Series A Preferred Stock had been converted into 2,911,071 shares of Common Stock.

10. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at March 31, 2021	Remaining Contractual Life at March 31, 2021 (No. Years)
	March 31, 2021	December 31, 2020
Liability-classified warrants
Issued April 2017	781	781	$127.95	4.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	9.48
Issued February 2020 (2)	409,712	466,667	$16.50	3.87
Issued November 2017	1,606	1,606	$107.25	3.62
Subtotal	440,764	497,719	$15.73
Total warrants	441,545	498,500	$15.94
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the three months ended March 31, 2021 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2020	498,500	$16.00
Exercised	(56,955)	$16.50
Outstanding at March 31, 2021	441,545	$15.94

Equity-Classified Warrants
In connection with the Merger in 2020, the Company assumed 29,446 outstanding warrants to purchase shares of Common Stock at an exercise price of $0.15 per share that expire ten years from the date of issuance. At the time of the Merger, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.
In connection with the Company’s 2020 Public Offering, the Company issued warrants to purchase 500,000 shares of its Common Stock at a price of $16.50 per share that expire five years from the date of issuance (the “Warrants”). The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the Warrants were classified as equity with no subsequent remeasurement as long as the warrants continued to be classified as equity. During the three months ended March 31, 2021, warrants were exercised to purchase 56,955 shares of Common Stock for proceeds of approximately $0.9 million.
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

As of March 31, 2021, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
2020 Plan	729,028	1,081,920
2016 Plan	2,367,082	1,349,641
2008 Plan	57,514	—
Total	3,153,624	2,431,561
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
A summary of Common Stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,033,256	$15.34	8.56	$11,427
Granted	2,200,094	$22.33
Exercised	(20,675)	$14.83
Forfeited or expired	(59,051)	$44.54
Outstanding at March 31, 2021	3,153,624	$19.67	9.42	$11,632
Vested or expected to vest as of March 31, 2021	3,153,624	$19.67	9.42	$11,632
Exercisable as of March 31, 2021	226,869	$53.51	6.38	$95
Vested as of March 31, 2021	226,869	$53.51	6.38	$95

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the three months ended March 31, 2021 and 2020 was $19.56 and $9.11, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term, in years	5.90	5.90
Expected volatility	126.2%	89.7%
Risk-free interest rate	0.6%	0.9%
Expected dividend yield	—%	—%
Weighted-average exercise price	$22.33	$13.34

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of March 31, 2021, the Company had 85,657 shares available for issuance and 11,718 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$1,111	$187
General and administrative	2,064	477
Total share-based compensation expense	$3,175	$664

As of March 31, 2021, the Company had $48.4 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.66 years.

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

Potentially dilutive securities include the following:

	March 31,
	2021	2020
Series A Preferred Stock	23,656,049	—
Options to purchase Common Stock	3,153,624	320,333
Warrants to purchase Common Stock	441,545	502,387
Total	27,251,218	822,720

13. SUBSEQUENT EVENTS
Common Stock Sales Agreement - Jefferies LLC
In April 2021, the Company entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2021 ATM Agreement. Subsequent to March 31, 2021 and through May 4, 2021, the Company sold an aggregate of 403,768 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $18.00 per share, for aggregate net proceeds of approximately $7.0 million, including commissions to Jefferies as sales agent.

Conversion of Series A Preferred Stock
Subsequent to March 31, 2021, a total of 11,917 shares of Series A Preferred Stock were converted by certain holders into 794,506 shares of Common Stock. The Company’s total shares of Common Stock outstanding on an as-converted basis as of May 4, 2021 was approximately 31,291,175, which included 8,429,644 shares of Common Stock outstanding and approximately 22,861,531 shares of Common Stock issuable upon the conversion of 342,906 shares of Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 26, 2021 (“2020 Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
Overview and Recent Developments
We are a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. We are developing multiple product candidates to treat patients who suffer from thyroid eye disease (“TED”), a debilitating auto-immune disease that causes inflammation and fibrosis of the orbit and tissues surrounding the eye which can lead to proptosis, or bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high physical and mental burden on patients. There is currently one U.S. Food and Drug Administration (“FDA”) approved treatment for TED, which is an intravenously administered monoclonal antibody that targets insulin-like growth factor 1 receptor (“IGF-1R”).
Our most advanced program, VRDN-001, is a monoclonal antibody targeting anti-IGF-1R for TED. This antibody had previously been developed in oncology as AVE-1642 and studied in over 100 patients. The pharmacokinetics, pharmacodynamics, safety, and tolerability data from that clinical program has informed our plans to evaluate VRDN-001 in TED. IND-enabling activities remain on track, and we plan to file an investigational new drug (“IND”) in the fourth quarter of 2021, with initial proof of concept data in patients expected in the second quarter of 2022, followed by dose exploration to inform potential intravenous and subcutaneous dosing paradigms.
We are also developing VRDN-002, a distinct anti-IGF-1R antibody that incorporates half-life extension technology and is designed to support administration as a convenient, low volume, subcutaneous injection. IND-enabling activities remain on track, and we plan to file an IND by the end of 2021. We expect to initiate clinical development with a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and target engagement of VRDN-002 in healthy volunteers. Data from this trial expected in mid-year 2022. We also expect to initiate the dosing of patients in 2022.
In addition to developing therapies for TED, we have applied criteria similar to those used to select our TED research and development programs to identify other opportunities to develop fast-follower therapies in other rare disease indications. We are focused on opportunities that will leverage validated mechanisms, technologies, and modalities to bring new therapeutic options to patients underserved by current therapies. Our most advanced of these programs is VRDN-004, a therapeutic antibody program currently in discovery stage. We intend to identify and initiate additional programs over time and plan to disclose these when we are closer to initiating clinical trials in these programs.

Agreement and Plan of Merger
On October 27, 2020, we acquired Viridian Therapeutics, Inc. (“Private Viridian”). In accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”), by and among us, Oculus Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary (the “First Merger Sub”), Oculus Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (the “Second Merger Sub”), and Viridian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Viridian, pursuant to which Viridian was the surviving corporation and became our wholly owned subsidiary (the “First Merger”). Immediately following the First Merger, Viridian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Our board of directors approved the Merger Agreement and the related transactions. The consummation of the Merger was not subject to approval of our stockholders.
Under the terms of the Merger Agreement, at the closing of the Merger on October 27, 2020 (the “Closing”) we issued 72,131 shares of our common stock (“Common Stock”) and 203,197 shares of Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) (as described below) to the securityholders of Private Viridian. Each share of Series A Preferred Stock is convertible into 66.67 shares of our Common Stock, subject to certain conditions described below.
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
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock became convertible into shares of our Common Stock at any time at the option of the holder thereof, into 66.67 shares of our Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of our Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of our Common Stock issued and outstanding immediately after giving effect to such conversion.
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
As a result of the reverse stock split, every 15 shares of our pre-reverse split Common Stock were combined and reclassified into one share of our Common Stock. No fractional shares were issued in connection with the reverse stock split, and in the case the stock split resulted in any stockholders owning a fractional share, then such stockholders received a cash payment in lieu of such fractional share. The reverse stock split did not modify any rights of our Common Stock. The reverse stock split reduced the number of shares of our Common Stock issuable upon the conversion of our outstanding shares of Series A Preferred Stock to a ratio of 66.67 and the exercise or vesting of outstanding stock options and warrants in proportion to the ratio of the reverse stock split and caused a proportionate increase in the conversion and exercise prices of such preferred stock, stock options, and warrants. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements in this Quarterly Report give retroactive effect to the exchange ratio for all periods presented.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus disease, a global pandemic. To date, the COVID-19 pandemic continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.

Financial Operations Overview
Revenue
Our revenue has historically consisted primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under license and collaboration agreements as well as for amounts earned under certain grants we have been awarded.
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
In October 2020, we became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”). In February 2021, we entered into a letter agreement with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. The letter agreement was subsequently amended in April 2021 to include additional development activities. Under the terms of the license and letter agreements (the “Zenas Agreements”), we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. The Zenas Agreements may be considered related party transactions because Tellus BioVentures, LLC (“Tellus BioVentures”), a 5% or greater stockholder of our Company (on an as-converted basis, assuming only shares of convertible preferred stock held by Tellus BioVentures are converted into shares of our Common Stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
In the future, we expect to continue to generate revenue from a combination of license fees and other up-front payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances. We expect that any revenue we generate could fluctuate from quarter to quarter as a result of the timing of our achievement of development and commercial milestones, the timing and amount of payments relating to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or our strategic alliance collaborators, if any. If we or our strategic alliance collaborators, if any, fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.
Research and Development Expenses
Research and development expenses consist of costs incurred for the research and development of our therapeutic programs and product candidates, which include:
•employee-related expenses, including salaries, severance, retention, benefits, insurance, and share-based compensation expense;
•expenses incurred under agreements with contract research organizations (“CROs”), investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;

•the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract manufacturing operations (“CMOs”);
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

Critical Accounting Policies and Estimates
There were no changes during the three months ended March 31, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$1,451	$828
Research and development expenses	13,806	6,103
General and administrative expenses	6,160	2,723
Other income (expense), net	55	(46)
Net loss	$(18,460)	$(8,044)

Revenue
Revenue was $1.5 million for the three months ended March 31, 2021, compared to $0.8 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, revenue was attributable to our collaboration agreement with Zenas BioPharma. Revenue recognized during the three months ended March 31, 2020 was primarily related to research and development activities related to the legacy microRNA programs reimbursable to us under a prior collaboration agreement.
Research and Development Expenses
Research and development expenses were $13.8 million during the three months ended March 31, 2021, compared to $6.1 million during the three months ended March 31, 2020. The $7.7 million increase in research and development expenses was primarily attributable to an increase of $9.1 million in research and development activities, including manufacturing and IND enabling studies, of our lead product candidates, VRDN-001 and VRDN-002, and an increase of $1.3 million in personnel expenses, primarily resulting from increased share-based compensation. This increase was partially offset by a $2.8 million decrease in clinical and related manufacturing development activities associated with our legacy microRNA programs.
General and Administrative Expenses
General and administrative expenses were $6.2 million during the three months ended March 31, 2021, compared to $2.7 million during the three months ended March 31, 2020. The $3.4 million increase in general and administrative expenses was due primarily to a $3.5 million increase in personnel-related costs, including severance, share-based compensation charges, and consulting expenses.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our Common Stock, our Series A Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of March 31, 2021, we had $117.1 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into 2024.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2021, we have generated an accumulated deficit of $297.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing and amount of our development activities and efforts to achieve regulatory approval.
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
In March 2017, we entered into the ATM Agreement, with Cowen under which we could offer and sell, from time to time, at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 189,763 shares of our Common Stock through March 31, 2021 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.” In April 2021, we terminated the ATM Agreement with Cowen.
In April 2021, we entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we could offer and sell, from time to time at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2021 ATM Agreement. Subsequent to March 31, 2021 and through May 4, 2021, we sold an aggregate of 403,768 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $18.00 per share, for aggregate net proceeds of approximately $7.0 million, including initial expenses for executing the “at the market offering” and commissions to Jefferies as sales agent.
In December 2019, we entered into the Common Stock Purchase Agreement (“Aspire Common Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our Common Stock over the 30-month term of the Aspire Common Stock Purchase Agreement. As of March 31, 2021, we may sell an additional $10.2 million of shares of our Common Stock to Aspire Capital. No sales have occurred under the Aspire Common Stock Purchase Agreement in 2021.
In February 2020, we entered into an underwriting agreement (the “2020 Underwriting Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) for the sale and issuance of 1,000,000 shares of our Common Stock and warrants to purchase 500,000 shares of our Common Stock (the “2020 Public Offering”). Each whole warrant has an exercise price of $16.50 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. The 2020 Public Offering resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds from the exercise of the warrants.
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
Summarized cash flows for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,539)	$(8,459)
Investing activities	10,872	2,001
Financing activities	1,259	17,715
Total	$592	$11,257

Operating Activities

Net cash used in operating activities was $11.5 million for the three months ended March 31, 2021, compared to $8.5 million for the three months ended March 31, 2020. The $3.0 million increase was primarily the net result of a $10.4 million increase in net loss, partially offset by a $4.8 million net decrease related to changes in working capital and an increase of $2.6 million non-cash expense driven by increased share-based compensation expense.

Investing Activities

Net cash provided by investing activities was $10.9 million during the three months ended March 31, 2021 compared to $2.0 million during the three months ended March 31, 2020. The change in cash flow from investing activities was driven primarily by a $65.5 million increase in the related maturities of short-term investments, offset by a $56.7 million increase in purchases of short-term investments during 2021 compared to 2020.

Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2021, compared to $17.7 million during the three months ended March 31, 2020. The $16.5 million decrease is driven by reduced net proceeds of $17.5 million from issuances of Common Stock and warrants and a decrease of $1.0 million in payments on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
As of March 31, 2021, we had $117.1 million of cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our operations into 2024. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2021 and 2020, net loss was $18.5 million and $8.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $297.3 million and cash, cash equivalents, and short-term investments of $117.1 million.
We expect that our current resources will enable us to fund our operations into 2024. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the 2021 ATM Agreement entered into in April 2021 with Jefferies or the Aspire Common Stock Purchase Agreement, convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our Common Stock under the 2021 ATM Agreement and the Aspire Common Stock Purchase Agreement will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease.
In February 2020, we entered into the 2020 Underwriting Agreement with Oppenheimer for the sale and issuance of 1,000,000 shares of our Common Stock and warrants to purchase 500,000 shares of our Common Stock (the “2020 Public Offering”). Warrants that remain outstanding, if exercised, will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease.

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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•negative or inconclusive results from our clinical trials, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in ongoing or planned indications for a product candidate; and
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials.
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
Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical or clinical studies and the results obtained from studying such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
•we may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”), which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
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
The eligibility criteria of our clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. Accordingly, we may not be able to identify, recruit, enroll, and maintain a sufficient number of patients or subjects to complete our future clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. Our ability to enroll patients in our planned clinical trials may be impacted by the COVID-19 pandemic, or any future disease pandemic. Health concerns may cause patients to be unwilling to participate in clinical trials if they view themselves at particular risk from the virus, or future clinical trial sites in areas particularly impacted by the COVID-19 pandemic, or any other future disease pandemic, may close entirely. We cannot guarantee that the COVID-19 pandemic, or any other future disease pandemics, will not impact enrollment in any future clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a Biologics License Application (“BLA”). The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.
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
In addition, the approval of a biologic product that is biosimilar to one of our product candidates could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our product candidates.
We may seek Breakthrough Therapy designation from the FDA for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
We may seek breakthrough therapy designation from the FDA for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA could also be eligible for priority review.
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
Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMPs”), regulations, and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any new drug application or marketing authorization application.
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
There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act, and both Congress and former President Trump have delayed implementation or effectively repealed some of the Affordable Care Act’s requirements through legislation, Executive Orders, failures to fund, and other actions. For example, the legislation informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.
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
Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the European Union’s General Data Protection Regulation (“GDPR”), and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
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
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
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
•the federal Physician Payments Sunshine Act under the Affordable Care Act which requires manufacturers of drugs, devices, biologics, and medical supplies, with certain exceptions, to report annually to the Center for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians, as well as their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives during the previous year;
•the GDPR and other European Union (“EU”) member state data protection laws as well as those of Switzerland and the United Kingdom, which require, in part, data controllers and processors, to adopt administrative, physical, and technical safeguards designed to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the European Economic Area (the “EEA”), Switzerland, and the United Kingdom, including to the United States; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of a trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, which is an agency within the Department of Health and Human Services (“HHS”) that decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private third-party payors tend to follow the coverage and reimbursement policies established by CMS to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates and what reimbursement codes our product candidates may receive if approved.
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
Moreover, increasing efforts by third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. State level legislatures continue to pass legislation and implement regulations that are designed to control pharmaceutical and biological product pricing. Some of these regulations include, but are not limited to, price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such legislation is designed to encourage importation from other countries and bulk purchasing of drug product.
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
Increasingly, we are subject to a wide variety of threats on our information networks, and systems and those of our service providers or collaborators. In addition to threats from natural disasters, telecommunications and electrical failures, traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee error, theft or misuse, password spraying, phishing, and distributed denial-of-service attacks, we now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks, our third-party service providers, our collaborators and the information that they store and process. Despite significant efforts to create security barriers to safeguard against such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, which are designed to detect unauthorized activity and prevent or minimize security incidents or breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain threats. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through December 31, 2020. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that could result in additional limitations on our NOL and tax credit carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
None.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.2
3.2	Amended and Restated Bylaws of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.3
3.3	Certificate of Ownership and Merger of the Registrant.	8-K	02/13/2017	3.4
3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
10.1	Consulting Agreement, dated as of February 1, 2021, by and between the Registrant and William S. Marshall, Ph.D.				x
10.2	Employment Agreement by and between the Company and Jonathan Violin, dated as of January 15, 2021.	8-K	01/20/2021	10.1
10.3	Open Market Sale AgreementSM, dated April 23, 2021, by and between the Registrant and Jefferies LLC.	8-K	04/23/2021	1.1
10.4	Fifth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of March 26, 2021.				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS**	XBRL Instance Document				x
101.SCH**	XBRL Taxonomy Extension Schema Document				x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

VIRIDIAN THERAPEUTICS, INC.

Date: May 7, 2021	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Jason A. Leverone
Jason A. Leverone
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)