Form 10-Q
period 2021-06-30
Viridian Therapeutics, Inc.\DE
filed 2021-08-12
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
 Commission File No. 001-36483
 VIRIDIAN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
203 Crescent Street, Bldg. 17, Suite 102B, Waltham, MA 02453
(Address, including zip code, of principal executive offices)
 (617) 272-4600
(Registrant’s telephone number, including area code)
6200 Lookout Road, Boulder, CO 80301
(Former name, former address and former fiscal year, if changed since last report)
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

As of August 10, 2021, there were 9,587,155 shares of the registrant’s Common Stock outstanding.

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
•our strategy, including clinical development of VRDN-001, VRDN-002 and other product candidates, and the clinical and commercial potential of our product candidates, if approved;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,704	$45,897
Short-term investments	81,597	81,742
Prepaid expenses and other current assets	4,110	1,972
Unbilled revenue - related party	2,051	—
Total current assets	115,462	129,611
Property and equipment, net	298	309
Operating lease right-of-use asset, net	1,567	478
Other assets - related party	778	856
Other assets	97	1
Total assets	$118,202	$131,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,392	$670
Accrued liabilities	14,150	9,703
Current portion of deferred revenue - related party	288	301
Total current liabilities	16,830	10,674
Other liabilities - related party	1,293	501
Other liabilities	1,167	43
Total liabilities	19,290	11,218
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 340,219 and 398,487 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	154,363	180,801
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,608,886 and 4,231,135 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	86	42
Additional paid-in capital	259,786	218,089
Accumulated other comprehensive loss	(12)	(8)
Accumulated deficit	(315,311)	(278,887)
Total stockholders’ equity	98,912	120,037
Total liabilities and stockholders’ equity	$118,202	$131,255
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue - related party	$1,090	$—	$2,541	$—
Collaboration revenue	—	—	—	681
Grant revenue	—	168	—	315
Total revenue	1,090	168	2,541	996
Operating expenses:
Research and development	12,565	3,836	26,371	9,939
General and administrative	6,523	2,706	12,683	5,429
Total operating expenses	19,088	6,542	39,054	15,368
Loss from operations	(17,998)	(6,374)	(36,513)	(14,372)
Other income (expense):
Interest and other income	34	33	89	128
Interest and other expense	—	(94)	—	(235)
Net loss	(17,964)	(6,435)	(36,424)	(14,479)
Change in unrealized gain (loss) on investments	9	—	(4)	—
Comprehensive loss	$(17,955)	$(6,435)	$(36,428)	$(14,479)

Net loss	$(17,964)	$(6,435)	$(36,424)	$(14,479)
Net loss per share, basic and diluted	$(2.21)	$(1.82)	$(5.04)	$(4.41)
Weighted-average shares used to compute basic and diluted net loss per share	8,106,765	3,538,490	7,226,447	3,285,123

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	4,231,135	$42	$218,089	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	2,911,071	29	19,782	—	—
Issuance of common stock upon exercises of warrants	—	—	56,935	1	939	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	31,249	—	307	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	980	—	12	—	12
Share-based compensation expense	—	—	—	—	3,175	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	—	(13)
Net loss	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	160,990	7,231,370	72	242,304	(297,347)	105,998
Issuance of common stock upon the conversion of convertible preferred stock	(14,604)	(6,627)	973,648	10	6,617	—	—
Issuance of common stock under 2021 ATM, net of issuance costs			403,868	4	7,048		7,052
Share-based compensation expense	—	—	—	—	3,817	—	3,817
Change in unrealized gain on investments	—	—	—	—		—	9
Net loss	—	—	—	—	—	(17,964)	(17,964)
Balance as of June 30, 2021	340,219	$154,363	8,608,886	$86	$259,786	$(315,311)	$98,912

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	2,324,126	$23	$183,900	$(168,169)	$15,754
Prior period adjustment from adoption of ASC 842	—	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	—	—	1,000,000	10	13,871	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	146,667	2	4,047	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	65,004	1	669	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	—	—	1,149	—	13	—	13
Issuance of common stock for cash under employee stock purchase plan	—	—	1,545	—	16	—	16
Share-based compensation expense	—	—	—	—	664	—	664
Net loss	—	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	—	—	3,538,491	36	203,180	(176,216)	27,000
Issuance of common stock and warrants in a public offering, net of issuance costs	—	—	—	—	(17)	—	(17)
Share-based compensation expense	—	—	—	—	623	—	623
Net loss	—	—	—	—	—	(6,435)	(6,435)
Balance at June 30, 2020	—	$—	3,538,491	$36	$203,786	$(182,651)	$21,171

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(36,424)	$(14,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,992	1,287
Implementation of ASC 842 and other non-cash lease expenses	(1,200)	131
Depreciation and amortization	58	132
Loss on sale of equipment	67	—
Amortization of premiums and discounts on available-for-sale securities	481	281
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,156)	622
Unbilled revenue - related party	(2,051)	—
Deferred revenue - related party	779	—
Accounts payable	1,601	(810)
Accrued and other liabilities	5,683	(2,412)
Net cash used in operating activities	(26,170)	(15,248)
Cash flows from investing activities:
Purchases of short-term investments	(67,381)	—
Maturities of short-term investments	67,042	2,000
Purchases of property and equipment	(69)	—
Proceeds from sale of property and equipment	75	1
Net cash provided by (used in) investing activities	(333)	2,001
Cash flows from financing activities:
Proceeds from the issuance of common stock	8,529	19,783
Payment of issuance costs associated with the sale of common stock	(218)	(1,193)
Payments of principal of notes payable	—	(1,333)
Proceeds from the issuance of notes payable	—	1,726
Net cash provided by financing activities	8,311	18,983
Net increase (decrease) in cash and cash equivalents	(18,192)	5,736
Cash and cash equivalents at beginning of period	45,897	24,846
Cash and cash equivalents at end of period	$27,704	$30,582
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$145
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$120	$—
Unpaid common stock issuance costs included in current liabilities	$—	$19
Change in unrealized loss on investments	$(4)	$—
Amortization of public offering costs	$—	$30

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients with diseases that are underserved by current therapies. The Company’s most advanced program, VRDN-001, is a differentiated intravenously administered IGF-1R monoclonal antibody being developed for thyroid eye disease, a debilitating condition caused by an autoimmune reaction that causes the immune system to attack tissues in the orbital socket.
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
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock became convertible into 66.67 shares of Common Stock at any time at the option of the holder thereof, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. As of June 30, 2021, 58,268 shares of Series A Preferred Stock had been converted into 3,884,719 shares of Common Stock. The shares of Common Stock sold to investors in the Financing were registered for resale pursuant to a registration statement, which was declared effective by the SEC on December 22, 2020.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s Common Stock, its Series A Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through June 30, 2021, the Company has generated an accumulated deficit of $315.3 million. The Company expects to continue to generate operating losses in the foreseeable future.
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
As of June 30, 2021, the Company had approximately $109.3 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations into 2024.
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
The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of June 30, 2021, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.
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
Research and Development
Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, restructuring charges, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, market research, costs of research and development activities conducted by third parties, such as contract research organizations and contract manufacturing operations, on the Company’s behalf, costs to manufacture or have manufactured clinical trial materials, laboratory supplies, depreciation, non-clinical activities, regulatory operations, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
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

	June 30, 2021		December 31, 2020
	Level 1	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$27,693	$—	$45,960	$—
U.S. treasury securities (included in short-term investments)	81,597	—	81,742	—
Total assets	$109,290	$—	$127,702	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$100	$—	$100

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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the condensed consolidated statements of changes in stockholders’ equity. The Company had an unrealized gain and loss of $9.0 thousand and $4.0 thousand during the three and six months ended June 30, 2021, respectively. The Company had no realized or unrealized gains or losses during the three and six months ended June 30, 2020.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2021 and 2020.
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

4. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, Private Viridian entered a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. On October 27, 2020, in connection with the closing of the Private Viridian acquisition, the Company became party to the license agreement with Zenas BioPharma. Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. The license agreement and subsequent letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and six months ended June 30, 2021, the Company recognized $1.1 million and $2.5 million, respectively, of collaboration revenue related to the Zenas Agreements. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue balances of $1.6 million and $0.8 million, respectively, and accounts receivable balances of $1.4 million and $9 thousand , respectively, with the Zenas Agreements, which are reported in the condensed consolidated balance sheets as current portion of deferred revenue - related party and other liabilities - related party.
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
During the three and six months ended June 30, 2020, the Company recognized $0.0 million and $0.7 million of collaboration revenue under the Servier Collaboration Agreement, respectively. As the Servier Collaboration Agreement was terminated in February 2020, no revenue was recorded under the Servier Collaboration Agreement subsequent to March 31, 2020.

5. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Lab equipment	$753	$2,509
Leasehold improvements	741	741
Computer hardware and software	389	336
Furniture and fixtures	165	166
Property and equipment, gross	2,048	3,752
Less: accumulated depreciation and amortization	(1,750)	(3,443)
Property and equipment, net	$298	$309

During the quarter ended March 31, 2021, certain lab equipment associated with legacy microRNA programs met the criteria to be classified and were reclassified as held for sale and included in prepaid expenses and other current assets. The assets held for sale totaled $142 thousand , which was the net book value on the date of transfer. During the quarter ended June 30, 2021, the Company sold the equipment, received proceeds of approximately $75 thousand and recorded a loss of approximately $67 thousand.
During the three and six months ended June 30, 2021, and 2020, depreciation and amortization expense was $25 thousand and $58 thousand, respectively, and $64 thousand and $132 thousand, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$10,314	$5,400
Accrued employee compensation and related taxes	2,566	1,963
Operating lease liability	412	455
Accrued legal fees and expenses	88	380
Accrued other professional service fees	278	796
Value of liability-classified stock purchase warrants	100	100
License agreement liability	177	86
Other accrued liabilities	215	523
Total accrued liabilities	$14,150	$9,703

7. NOTES PAYABLE
2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million bearing interest at the prime rate with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended the maturity date by an additional six months. On December 18, 2020, the Company repaid the full outstanding loan balance, including accrued interest and a final payment fee equal to $0.9 million that was due upon maturity. As of June 30, 2021 and December 31, 2020, no additional amounts were outstanding under the 2017 SVB Loan Agreement.
Paycheck Protection Program Loan
In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), which was established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million to Silicon Valley Bank (the “Bank”). Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. On December 18, 2020, the PPP Loan, including accrued interest, was repaid to the Bank. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the PPP Loan.

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
Lease Obligations
The Company is party to a multi-year, noncancelable lease agreement for its Colorado-based office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.
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
In connection with the acquisition of Private Viridian, the Company became party to a multi-year, noncancelable lease agreement in October 2020 for its Massachusetts-based office space. The lease agreement included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. As of June 30, 2021, the lease was scheduled to mature on February 28, 2023. Upon assumption of the lease, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of $0.7 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term.
Consolidated future minimum lease payments as of June 30, 2021 were approximately $1.8 million through December 31, 2024. As of June 30, 2021, the Company’s operating lease obligations were reflected as operating lease liabilities of $412 thousand as accrued liabilities and $1.2 million as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. The Company is also required to pay for operating expenses related to the leased space, which were $34 thousand and $68 thousand for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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
Common Stock Sales Agreements
Jefferies LLC
In April 2021, the Company entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through

Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2021 ATM Agreement. Through June 30, 2021, the Company sold an aggregate of 403,868 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $18.00 per share, for aggregate net proceeds of approximately $7.1 million, including commissions to Jefferies as sales agent.
Cowen and Company, LLC
In March 2017, the Company entered into a Common Stock Sales Agreement (the “2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent in an “at the market” offering. Cowen received a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the 2017 ATM Agreement. Since March 2017 and through March 31, 2021, the Company sold, pursuant to the terms of the 2017 ATM Agreement, an aggregate of 189,763 shares of Common Stock for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. In April 2021, the Company terminated the 2017 ATM Agreement with Cowen.
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
Common Stock Purchase Agreement - Aspire Capital Fund, LLC
In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. As of June 30, 2021, the Company may sell an additional $10.2 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted-average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
Series A Preferred
Conversion of Series A Preferred Stock
As of June 30, 2021, the Company had 340,219 shares of preferred stock outstanding. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. Refer to Note 1. Description of Business regarding the issuance of Series A Preferred Stock in October 2020. During the three and six months ended June 30, 2021, 14,604 and 58,268 shares of Series A Preferred Stock, respectively, had been converted into 973,648 and 3,884,719 shares of Common Stock, respectively.

10. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at June 30, 2021	Remaining Contractual Life at June 30, 2021 (No. Years)
	June 30, 2021	December 31, 2020
Liability-classified warrants
Issued April 2017	781	781	$127.95	4.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	9.49
Issued February 2020 (2)	409,712	466,667	$16.50	3.87
Issued November 2017	1,606	1,606	$107.25	3.63
Subtotal	440,764	497,719	$15.73
Total warrants	441,545	498,500	$15.94
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the six months ended June 30, 2021 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2020	498,500	$16.00
Exercised	(56,955)	$16.50
Outstanding at June 30, 2021	441,545	$15.94

Equity-Classified Warrants
In connection with the Merger in 2020, the Company assumed 29,446 outstanding warrants to purchase shares of Common Stock at an exercise price of $0.15 per share that expire ten years from the date of issuance. At the time of the Merger, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.
In connection with the Company’s 2020 Public Offering, the Company issued warrants to purchase 500,000 shares of its Common Stock at a price of $16.50 per share that expire five years from the date of issuance (the “Warrants”). The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the Warrants were classified as equity with no subsequent remeasurement as long as the warrants continued to be classified as equity. During the six months ended June 30, 2021, warrants were exercised to purchase 56,955 shares of Common Stock for proceeds of approximately $0.9 million.

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
As of June 30, 2021, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
2020 Plan	659,028	1,151,920
2016 Plan	2,010,039	1,139,287
2008 Plan	34,547	—
Total	2,703,614	2,291,207
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

A summary of Common Stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,033,256	$15.34	8.56	$11,427
Granted	2,286,594	$22.13	—	—
Exercised	(20,675)	$14.83	—	—
Forfeited or expired	(595,561)	$24.41	—	—
Outstanding at June 30, 2021	2,703,614	$19.09	8.84	$12,500
Vested or expected to vest as of June 30, 2021	2,703,614	$19.09	8.84	$12,500
Exercisable as of June 30, 2021	336,561	$41.80	4.31	$164
Vested as of June 30, 2021	336,561	$41.80	4.31	$164

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the six months ended June 30, 2021 and 2020 was $19.33 and $9.11, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term, in years	5.91	4.82
Expected volatility	125.3%	99.3%
Risk-free interest rate	0.6%	0.8%
Expected dividend yield	—%	—%
Weighted-average exercise price	$22.13	$13.35

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of June 30, 2021, the Company had 85,657 shares available for issuance and 11,718 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,002	$170	$2,113	$357
General and administrative	2,815	453	4,879	930
Total share-based compensation expense	$3,817	$623	$6,992	$1,287

As of June 30, 2021, the Company had $36.8 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.45 years.

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

Potentially dilutive securities include the following:

	June 30,
	2021	2020
Series A Preferred Stock	22,682,400	—
Options to purchase Common Stock	2,703,614	343,933
Warrants to purchase Common Stock	441,545	502,387
Total	25,827,559	846,320

13. SUBSEQUENT EVENTS
On July 15, 2021, the Company announced the appointment of Jennifer Moses, CPA to the Company’s Board of Directors and as Chair of the Company’s Audit Committee.

On July 16, 2021, the Company amended its corporate office lease and entered into a 3 year lease for additional space with an option to extend for one additional term of 3 years. The new space is 3,284 square feet and carries an annual base rent of approximately $134,000 plus proportionate share of operating expenses.
On July 26, 2021, the Company announced the appointment of Kristian Humer as the Company’s Chief Financial Officer and Chief Business Officer.

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
Overview and Recent Developments
We are a biotechnology company focused on engineering and developing best-in-class therapeutics antibodies for patients suffering from serious diseases that are underserved by current therapies. We are developing multiple product candidates to treat patients who suffer from thyroid eye disease (“TED”), a debilitating auto-immune disease that causes inflammation and fibrosis of the orbit and tissues surrounding the eye which can lead to proptosis, or bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high physical and mental burden on patients. There is currently one U.S. Food and Drug Administration (“FDA”) approved treatment for TED, which is an intravenously administered monoclonal antibody that targets insulin-like growth factor 1 receptor (“IGF-1R”).
Our most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting IGF-1R for a clinically and commercially validated target for the treatment for TED. This antibody was previously studied in over 100 oncology patients as AVE-1642. The pharmacokinetics, pharmacodynamics, safety, and tolerability data from that clinical program has informed our plans to evaluate VRDN-001 in TED. We have completed a successful pre-IND meeting with the FDA and have gained agreement on our initial development plans and the proposed design of our first VRDN-001 clinical trial, which will evaluate proof of concept and dose-ranging in TED patients. Based on FDA feedback, IND-enabling activities remain on track, and we plan to file an investigational new drug (“IND”) in the fourth quarter of 2021. Initial proof of concept data in patients are expected in the second quarter of 2022, followed by dose exploration to inform potential intravenous and subcutaneous dosing paradigms.

We are also developing VRDN-002, a distinct IGF-1R antibody that incorporates half-life extension technology and is designed to support administration as a convenient, low volume, subcutaneous injection. IND-enabling activities remain on track, and we plan to file an IND by the end of 2021. We expect to initiate clinical development with a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and target engagement of VRDN-002 in healthy volunteers. Data from this trial are expected by mid-year 2022 and could demonstrate feasibility of a low-volume and/or low-frequency dosing paradigm. In parallel, formulation development is on track to support initiation of a clinical trial evaluating low-volume subcutaneous injection of VRDN-002 in 2022.
In addition to developing therapies for TED, we have applied criteria similar to those used to select our TED research and development programs to identify other opportunities to develop fast-follower therapies in other rare disease indications. We are focused on opportunities that will leverage validated mechanisms, technologies, and modalities to bring new therapeutic options to patients underserved by current therapies. Our most advanced of these programs is VRDN-004, a discovery-stage therapeutic antibody program for a target and indication distinct from IGF-1R and TED. We continue to evaluate and pursue additional opportunities to expand our product pipeline for rare disease indications, either by discovering novel antibodies internally, or by acquiring rights to existing antibodies or antibody sequences. Our goal is to build a sustainable portfolio of investigational monoclonal antibody therapies.
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
Private Placement and Securities Purchase Agreement
On October 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we sold an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million (collectively, the “Financing”). Each share of Series A Preferred Stock is convertible into 66.67 shares of our Common Stock, as described below. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation filed in connection with the Merger. We plan to use the proceeds from the Financing to potentially advance multiple compounds through Phase 2 proof of concept trials in TED, expand our orphan disease pipeline and for general and working capital purposes.
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
In October 2020, we became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”). Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to assist Zenas BioPharma with certain development activities, including manufacturing. The license agreement and subsequent letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the license and subsequent letter agreements (the “Zenas Agreements”), we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. The Zenas Agreements may be considered related party transactions because Tellus BioVentures, LLC (“Tellus BioVentures”), a 5% or greater stockholder of our Company (on an as-converted basis, assuming only shares of convertible preferred stock held by Tellus BioVentures are converted into shares of our Common Stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.

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
Critical Accounting Policies and Estimates
There were no changes during the six months ended June 30, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021
	2021	2020
	(in thousands)
Revenue	$1,090	$168
Research and development expenses	12,565	3,836
General and administrative expenses	6,523	2,706
Other income (expense), net	34	(61)
Net loss	$(17,964)	$(6,435)

Revenue
Revenue was $1.1 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, revenue was attributable to our collaboration agreement with Zenas BioPharma. Revenue recognized during the three months ended June 30, 2020 was primarily related to research and development activities related to the legacy microRNA programs reimbursable to us under a prior collaboration agreement.

Research and Development Expenses
Research and development expenses were $12.6 million during the three months ended June 30, 2021, compared to $3.8 million during the three months ended June 30, 2020. The $8.8 million increase in research and development expenses was primarily attributable to an increase of $8.3 million in preclinical outsourcing and manufacturing development for our lead product candidates, VRDN-001 and VRDN-002, and a $1.4 million increase in personnel-related costs, including severance, share-based compensation and bonus expenses. This increase was partially offset by a $1.3 million decrease in clinical and related manufacturing development activities associated with our legacy microRNA programs.

General and Administrative Expenses
General and administrative expenses were $6.5 million during the three months ended June 30, 2021, compared to $2.7 million during the three months ended June 30, 2020. The $3.8 million increase in general and administrative expenses was due primarily to a $2.0 million increase in personnel-related costs, including severance, share-based compensation charges, and bonus expenses, $1.0 million increase in consulting and recruiting fees, and $0.8 million increase in board compensation expense due to vesting acceleration to several board members grants.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$2,541	$996
Research and development expenses	26,371	9,939
General and administrative expenses	12,683	5,429
Other income (expense), net	89	(107)
Net loss	$(36,424)	$(14,479)

Revenue
Revenue was $2.5 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, revenue was attributable to our collaboration agreement with Zenas BioPharma. Revenue recognized during the six months ended June 30, 2020 was primarily related to research and development activities related to the legacy microRNA programs reimbursable to us under a prior collaboration agreement.
Research and Development Expenses
Research and development expenses were $26.4 million during the six months ended June 30, 2021, compared to $9.9 million during the six months ended June 30, 2020. The $16.5 million increase in research and development expenses was primarily attributable to an increase of $17.0 million in preclinical outsourcing and research and development activities for our lead product candidates, VRDN-001 and VRDN-002, and an increase of $2.7 million in personnel expenses, primarily resulting from increased share-based compensation and bonus expense. This increase was partially offset by a $4.0 million decrease in clinical and related manufacturing development activities associated with our legacy microRNA programs.
General and Administrative Expenses
General and administrative expenses were $12.7 million during the six months ended June 30, 2021, compared to $5.4 million during the six months ended June 30, 2020. The $7.3 million increase in general and administrative expenses was due primarily to a $5.2 million increase in personnel-related costs, including severance, share-based compensation charges, and bonus expense, and $2.2 million in consulting, recruiting and includes the additional $0.8 million in board compensation expenses.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our Common Stock, our Series A Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of June 30, 2021, we had $109.3 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into 2024.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2021, we have generated an accumulated deficit of $315.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
In March 2017, we entered into the ATM Agreement, with Cowen under which we could offer and sell, from time to time, at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 593,631 shares of our Common Stock through June 30, 2021 were approximately $18.7 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.” In April 2021, we terminated the ATM Agreement with Cowen.
In April 2021, we entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we could offer and sell, from time to time at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any

Common Stock sold through Jefferies under the 2021 ATM Agreement. During the three months ended June 30, 2021, we sold an aggregate of 403,868 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $18.00 per share, for aggregate net proceeds of approximately $18.8 million, including initial expenses for executing the “at the market offering” and commissions to Jefferies as sales agent.
In December 2019, we entered into the Common Stock Purchase Agreement (“Aspire Common Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our Common Stock over the 30-month term of the Aspire Common Stock Purchase Agreement. As of June 30, 2021, we may sell an additional $10.2 million of shares of our Common Stock to Aspire Capital. No sales have occurred under the Aspire Common Stock Purchase Agreement in 2021.
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
Summarized cash flows for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,170)	$(15,248)
Investing activities	(333)	2,001
Financing activities	8,311	18,983
Total	$(18,192)	$5,736

Operating Activities

Net cash used in operating activities was $26.2 million for the six months ended June 30, 2021, compared to $15.2 million for the six months ended June 30, 2020. The $11.0 million increase was primarily the net result of a $21.9 million increase in net loss, partially offset by a $6.5 million net decrease related to changes in working capital and an increase of $4.6 million non-cash expense primarily driven by an increase in share-based compensation expense of $5.7 million.

Investing Activities

Net cash provided by investing activities was $0.3 million during the six months ended June 30, 2021 compared to $2.0 million during the six months ended June 30, 2020. The change in cash flow from investing activities was driven primarily by a $65.0 million increase in the related maturities of short-term investments, offset by a $67.4 million increase in purchases of short-term investments during 2021 compared to a $37.0 million decrease in the maturities of short-term investments and a $28.7 million decrease in purchase of short-term investments during the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2021, compared to $19.0 million during the six months ended June 30, 2020. The $10.7 million decrease is driven by reduced net proceeds of $10.3 million from issuances of Common Stock and warrants and a decrease of $0.4 million in payments on notes payable.

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
As of June 30, 2021, we had $109.3 million of cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our operations into 2024. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the three and six months ended June 30, 2021 and 2020, net loss was $18.0 million and $36.4 million, respectively and $6.4 million and $14.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $315.3 million and cash, cash equivalents, and short-term investments of $109.3 million.
We expect that our current resources will enable us to fund our operations into 2024. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and markets worldwide. A recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.
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
Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the 2021 ATM Agreement or the Aspire Common Stock Purchase Agreement, convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our Common Stock under the 2021 ATM Agreement and the Aspire Common Stock Purchase Agreement will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our Common Stock to decrease.
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics or epidemics, such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a Risk Evaluation and Mitigation Strategy (“REMS”) program. Other potential consequences include, among other things:
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
•we may be required to create a REMS program, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
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
We have invested substantially all of our effort and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We continue to evaluate and pursue additional opportunities to expand our product pipeline, either by discovering novel antibodies internally, or by acquiring rights to existing antibodies or antibody sequences. Our goal is to build a sustainable portfolio of investigational monoclonal antibody therapies.
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
There remain Congressional, executive branch, judicial, and regulatory challenges to the Affordable Care Act. For example, the legislation informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates or additional pricing pressures. As an example, on July 9, 2021, President Biden signed a sweeping executive order that, among other things, seeks to reduce prices of prescription drugs and devices in the United States by encouraging competition from generic and biosimilar drugs and allowing Medicare to negotiate drug costs.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state information privacy laws (e.g., the California Consumer Privacy Act of 2018 (the “CCPA”)), state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
On December 24, 2020, the EU and the United Kingdom reached agreement on the EU-UK Trade and Cooperation Agreement that with respect to data protection provides for a further transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the United Kingdom’s data protection laws. Accordingly personal data may continue to be transferred freely between the EU and UK during that specified period. If no adequacy decision has been adopted by the EU Commission during such period, or if the United Kingdom makes changes to its data protection legal framework that is in place as of January 1, 2021 without the EU’s consent, the transfer of personal data from the EU to the United Kingdom will only be permissible if EU data exporters take further steps to ensure adequacy for the protection of personal data, which may expose us to further compliance risk. Additionally, following the United Kingdom’s withdrawal from the EU and the EEA, companies have to comply also with the United Kingdom’s data protection laws (including the GDPR as incorporated into United Kingdom national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

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
Our business may be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations. As a result of the COVID-19 pandemic, we have implemented limitations on our operations, including a work-from-home policy. The ongoing COVID-19 pandemic may materially affect our ability to commence clinical trials in a timely fashion or at all. We cannot predict if the COVID-19 pandemic, or any other future health epidemic, may cause delays to future planned clinical trials.
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
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, infusing the patient with the product, manufacturing issues, or different product characteristics resulting from the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error and variability in product characteristics.
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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics plc., Immunovant, Inc. and ValenzaBio, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED.
Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than our product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. Our competitors may also adopt a similar licensing and development strategy as ours with regard to the development of an existing IGF-1R monoclonal antibody for the treatment of TED. If any competitor was able to effect this strategy in a more efficient manner, there may be less demand for our product candidates if any are approved.
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
An active trading market for our Common Stock may not be sustained and it may be difficult for our stockholders to sell their shares at an attractive price or at all.
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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.2
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective as of June 14, 2021	8-K/A	06/15/2021	3.3
3.3	Amendment and Restated Bylaws of the Registrant, effective January 20, 2021	8-K	01/20/2021	3.4
3.4	Certificate of Ownership and Merger of the Registrant	8-K	02/13/2017	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
10.1	Open Market Sale AgreementSM, dated April 23, 2021, by and between the Registrant and Jefferies LLC.	8-K	04/23/2021	1.1
10.2	Kristian Humer Employment Agreement, dated June 9, 2021	8-K	7/26/2021	10.1
10.4	Fifth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of March 26, 2021.				x

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS**	XBRL Instance Document, formatted in Inline XBRL	x
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

VIRIDIAN THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)