Form 10-Q
period 2021-09-30
Viridian Therapeutics, Inc.\DE
filed 2021-11-05
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
 Commission File No. 001-36483
 VIRIDIAN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 Crescent Street, Suite 401, Waltham, MA 02453
(Address, including zip code, of principal executive offices)
 (617) 272-4600
(Registrant’s telephone number, including area code)
203 Crescent Street, Building 17, Suite 102B, Waltham, MA 02453
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

As of November 3, 2021, there were 21,722,349 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$138,875	$45,897
Short-term investments	74,937	81,742
Prepaid expenses and other current assets	3,649	1,972
Unbilled revenue	479	—
Total current assets	217,940	129,611
Property and equipment, net	347	309
Operating lease right-of-use asset, net	1,461	478
Other assets - related party	—	856
Other assets	1,457	1
Total assets	$221,205	$131,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,731	$670
Accrued liabilities	10,320	9,703
Current portion of deferred revenue (related party, $301 at December 31, 2020)	288	301
Total current liabilities	14,339	10,674
Other liabilities - related party	—	501
Other liabilities	2,275	43
Total liabilities	16,614	11,218
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 321,334 and 398,487 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	145,794	180,801
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 23,126 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	15,669	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 19,376,634 and 4,231,135 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	194	42
Additional paid-in capital	372,291	218,089
Accumulated other comprehensive loss	(3)	(8)
Accumulated deficit	(329,354)	(278,887)
Total stockholders’ equity	204,591	120,037
Total liabilities and stockholders’ equity	$221,205	$131,255
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue (related party, $2,541 and $0 at September 30, 2021 and September 30, 2020, respectively)	$208	$—	$2,749	$681
Grant revenue	—	—	—	315
Total revenue	208	—	2,749	996
Operating expenses:
Research and development	8,121	3,111	34,492	13,050
General and administrative	6,221	2,299	18,904	7,728
Total operating expenses	14,342	5,410	53,396	20,778
Loss from operations	(14,134)	(5,410)	(50,647)	(19,782)
Other income (expense):
Interest and other income	91	9	180	137
Interest and other expense	—	(93)	—	(328)
Net loss	(14,043)	(5,494)	(50,467)	(19,973)
Change in unrealized gain on investments	9	—	5	—
Comprehensive loss	$(14,034)	$(5,494)	$(50,462)	$(19,973)

Net loss	$(14,043)	$(5,494)	$(50,467)	$(19,973)
Net loss per share, basic and diluted	$(1.25)	$(1.48)	$(5.95)	$(5.82)
Weighted-average shares used to compute basic and diluted net loss per share	11,183,578	3,719,186	8,487,485	3,430,867

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	—	$—	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	—	—	2,911,071	29	19,782	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	56,935	1	939	—	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	31,249	—	307	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	980	—	12	—	—	12
Share-based compensation expense	—	—	—	—	—	—	3,175	—	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	160,990	—	—	7,231,370	72	242,304	(21)	(297,347)	105,998
Issuance of common stock upon the conversion of convertible preferred stock	(14,604)	(6,627)	—	—	973,648	10	6,617	—	—	—
Issuance of common stock under 2021 ATM, net of issuance costs			—	—	403,868	4	7,048			7,052
Share-based compensation expense	—	—	—	—	—	—	3,817	—	—	3,817
Change in unrealized gain on investments	—	—	—	—	—	—		9	—	9
Net loss	—	—	—	—	—	—	—	—	(17,964)	(17,964)
Balance as of June 30, 2021	340,219	154,363	—	—	8,608,886	86	259,786	(12)	(315,311)	98,912
Issuance of convertible preferred stock in a public offering	—	—	23,126	16,960	—	—	—	—	—	16,960
Discounts and costs	—	—	—	(1,291)	—	—	—	—	—	(1,291)

Issuance of common stock upon the conversion of convertible preferred stock	(18,885)	(8,569)	—	—	1,259,014	13	8,556	—	—	—
Issuance of 2021 offering of common stock	—	—	—	—	7,344,543	73	80,717	—	—	80,790
Discounts and offering costs, common stock	—	—	—	—	—	—	(6,149)	—	—	(6,149)
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	16,790	—	24	—	—	24
Issuance of common stock under 2021 ATM, net of issuance costs	—	—	—	—	2,147,401	22	25,375	—	—	25,397
Share-based compensation expense	—	—	—	—	—	—	3,982	—	—	3,982
Change in unrealized gain on investments	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	(14,043)	(14,043)
Balance at September 30, 2021	321,334	$145,794	23,126	$15,669	19,376,634	$194	$372,291	$(3)	$(329,354)	$204,591

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	2,324,126	$23	$183,900	$(168,169)	$15,754
Prior period adjustment from adoption of ASC 842	—	—	—	—	—	(3)	(3)
Issuance of common stock and warrants in a public offering, net of issuance costs	—	—	1,000,000	10	13,871	—	13,881
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	146,667	2	4,047	—	4,049
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	65,004	1	669	—	670
Shares issued for cash upon the exercise of stock options under an equity incentive plan	—	—	1,149	—	13	—	13
Issuance of common stock for cash under employee stock purchase plan	—	—	1,545	—	16	—	16
Share-based compensation expense	—	—	—	—	664	—	664
Net loss	—	—	—	—	—	(8,044)	(8,044)
Balance at March 31, 2020	—	—	3,538,491	36	203,180	(176,216)	27,000
Issuance of common stock and warrants in a public offering, net of issuance costs	—	—	—	—	(17)	—	(17)
Share-based compensation expense	—	—	—	—	623	—	623
Net loss	—	—	—	—	—	(6,435)	(6,435)
Balance at June 30, 2020	—	—	3,538,491	36	203,786	(182,651)	21,171
Issuance costs related to the issuance of common stock and warrants in a public offering	—	—	—	—	3	—	3
Issuance of common stock for cash under employee stock purchase plan	—	—	955	—	10	—	10
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	265,520	2	4,735	—	4,737
Share-based compensation expense	—	—	—	—	615	—	615
Net loss	—	—	—	—	—	(5,494)	(5,494)
Balance at September 30, 2020	—	$—	3,804,966	$38	$209,149	$(188,145)	$21,042

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,467)	$(19,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,974	1,902
Amortization of financing issuance costs	—	281
Implementation of ASC 842 and other non-cash lease expenses	(197)	—
Non-cash interest expense	—	138
Depreciation and amortization	88	189
Loss on sale of equipment	75	—
Amortization of premiums and discounts on available-for-sale securities	715	(1)
Other	—	34
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,277)	777
Unbilled revenue	(479)	—
Deferred revenue	707	—
Accounts payable	3,061	(864)
Accrued and other liabilities	(246)	(2,826)
Net cash used in operating activities	(38,046)	(20,343)
Cash flows from investing activities:
Purchases of short-term investments	(85,547)	—
Proceeds from sale of short-term investments	67,042	—
Proceeds from maturities of short-term investments	24,600	2,000
Purchases of property and equipment	(254)	(53)
Proceeds from sale of property and equipment	77	1
Net cash provided by investing activities	5,918	1,948
Cash flows from financing activities:
Proceeds from sale of preferred stock	16,960	—
Payment of issuance costs associated with the issuance of preferred stock	(1,106)	—
Proceeds from the sale of common stock offering and at market	113,238	24,499
Payment of issuance costs associated with the sale of common stock	(5,269)	(1,303)
Payments of principal of notes payable	—	(1,333)
Proceeds from the issuance of notes payable	—	1,726
Proceeds from stock purchases under employee stock purchase plan	12	26
Proceeds from issuance of common stock for exercised options	331	13
Proceeds from sale of common stock - warrants	939	—
Net cash provided by financing activities	125,105	23,628
Net increase in cash and cash equivalents	92,978	5,233
Cash and cash equivalents at beginning of period	45,897	24,846
Cash and cash equivalents at end of period	$138,875	$30,079

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$198
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	$23	$—
Unpaid common and preferred stock issuance costs included in accrued liabilities	$1,065	$—
Change in unrealized loss on investments	$5	$—
Amortization of public offering costs	$—	$32

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients suffering from serious diseases but underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (IGF-1R), a clinically and commercially validated target for the treatment of thyroid eye disease (TED). TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. The Company’s second product candidate, VRDN-002, is a distinct anti-IGF-1R antibody that incorporates half-life extension technology, and is designed to support administration as a convenient, low-volume, subcutaneous injection.

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
Following stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock in December 2020, each share of Series A Preferred Stock became convertible into 66.67 shares of Common Stock at any time at the option of the holder thereof, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. As of September 30, 2021, 77,153 shares of Series A Preferred Stock had been converted into 5,143,733 shares of Common Stock. The shares of Common Stock sold to investors in the Financing were registered for resale pursuant to a registration statement, which was declared effective by the SEC on December 22, 2020.
Underwritten Public Offering

On September 23, 2021, the Company completed an underwritten public offering of 7,344,543 shares of Common Stock, which includes 1,159,089 shares of Common Stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) at a public offering price of $733.37 per share (collectively, the “Offering”). The gross proceeds of the Offering, before deducting underwriting discounts and commissions and other offering expenses payable by Viridian, were approximately $97.7 million.

Each share of Series B Preferred Stock is convertible into 66.67 shares of Common Stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation filed in connection with the Offering.

Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, or (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company.

As of September 30, 2021, no shares of Series B Preferred Stock had been converted into shares of Common Stock.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s Common Stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through September 30, 2021, the Company has generated an accumulated deficit of $329.4 million. The Company expects to continue to generate operating losses in the foreseeable future.
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
As of September 30, 2021, the Company had approximately $213.8 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations into 2024.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Viridian Securities Corporation (formed in July 2021), Viridian Therapeutics Europe Limited and Viridian Therapeutics S.à.r.l., each of which were formed for the sole purpose of submitting regulatory filings in Europe. The Company’s subsidiaries have no employees or operations.
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
The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of September 30, 2021, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.
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
Share-Based Compensation
The Company accounts for share-based compensation expense related to stock options granted to employees, members of its board of directors, and non-employees under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”) by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term.
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

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 3
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$138,775	$—	$—	$45,960	$—
U.S. treasury securities (included in short-term investments)	3,996	—	—	81,742	—
US corporate paper and bonds	—	63,823	—	—	—
International corporate bonds holdings	—	7,119	—	—	—
Total assets	$142,771	$70,942	$—	$127,702	$—
Liabilities:
Common Stock warrants (included in accrued and other liabilities)	$—	$—	$100	$—	$100

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
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into Common Stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the Common Stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into Common Stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity. In September 2021, the Company issued Series B Preferred Stock with conversion rights which the Company has classified as a permanent equity.

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the condensed consolidated statements of changes in stockholders’ equity. The Company had an unrealized gain and loss of $9.4 thousand and $5.0 thousand during the three and nine months ended September 30, 2021, respectively. The Company had no realized or unrealized gains or losses during the three and nine months ended September 30, 2020.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2021 and 2020.
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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $2.7 million, respectively, of collaboration revenue related to the Zenas Agreements. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue balances of $1.5 million and $0.8 million, respectively, and accounts receivable balances of $1.0 million and zero, respectively, with the Zenas Agreements, which are reported in the condensed consolidated balance sheets as current portion of deferred revenue and other liabilities.
As of September 30, 2021, the Zenas Agreements are no longer considered to be related party transactions due to the Company’s 2021 Public Offering (as defined below) that resulted in Tellus BioVentures, LLC (“Tellus BioVentures”) holding less than 5% of the Company stock, on an as-converted basis, assuming only shares of Series A Preferred Stock held by Tellus BioVentures are converted into shares of Common Stock. Tellus BioVentues is a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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
During the three and nine months ended September 30, 2020, the Company recognized $0.0 million and $0.7 million of collaboration revenue under the Servier Collaboration Agreement, respectively. As the Servier Collaboration Agreement was terminated in February 2020, no revenue was recorded under the Servier Collaboration Agreement subsequent to March 31, 2020.

5. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Lab equipment	$774	$2,509
Leasehold improvements	741	741
Computer hardware and software	422	336
Furniture and fixtures	178	166
Property and equipment, gross	2,115	3,752
Less: accumulated depreciation and amortization	(1,768)	(3,443)
Property and equipment, net	$347	$309

During the quarter ended March 31, 2021, certain lab equipment associated with legacy microRNA programs met the criteria to be classified and were reclassified as held for sale and included in prepaid expenses and other current assets. The assets held for sale totaled $142 thousand, which was the net book value on the date of transfer. During the quarter ended June 30, 2021, the Company sold the equipment, received proceeds of approximately $75 thousand and recorded a loss of approximately $67 thousand.
During the three and nine months ended September 30, 2021, and 2020, depreciation and amortization expense was $30 thousand and $57 thousand, respectively, and $88 thousand and $189 thousand, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the condensed consolidated statements of operations and comprehensive loss.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$5,621	$5,400
Accrued employee compensation and related taxes	2,349	1,963
Operating lease liability	430	455
Accrued legal fees and expenses	169	380
Accrued other professional service fees	1,451	796
Value of liability-classified stock purchase warrants	100	100
License agreement liability	—	86
Other accrued liabilities	200	523
Total accrued liabilities	$10,320	$9,703

7. NOTES PAYABLE
2017 Silicon Valley Bank Loan Agreement
In November 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2017 SVB Loan Agreement”). Upon entry into the 2017 SVB Loan Agreement, the Company borrowed $10.0 million bearing interest at the prime rate with a 30-month payment period following an 18-month interest-only payment period ending in November 2021. In April 2020, the 2017 Loan Agreement was amended to extend the interest-only payment period and extended the maturity date by an additional six months. On December 18, 2020, the Company repaid the full outstanding loan balance, including accrued interest and a final payment fee equal to $0.9 million that was due upon maturity. As of September 30, 2021 and December 31, 2020, no additional amounts were outstanding under the 2017 SVB Loan Agreement.
Paycheck Protection Program Loan
In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), which was established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million to Silicon Valley Bank (the “Bank”). Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. On December 18, 2020, the PPP Loan, including accrued interest, was repaid to the Bank. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the PPP Loan.

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
In connection with the acquisition of Private Viridian, the Company became party to a multi-year, noncancelable lease agreement in October 2020 for its Massachusetts-based office space (the “Original Lease”). The Original Lease included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. Upon assumption of the Original Lease, the Company recognized a right-of-use asset and corresponding lease liability for the Original Lease of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. In July 2021, the Company amended the Original Lease to increase its Massachusetts-based office space (“Amended Lease”). The office space leased under the Original Lease will expire on February 28, 2023 and the additional office space leased under the Amended Lease will expire in October 2024.
Consolidated future minimum lease payments as of September 30, 2021 were approximately $1.6 million through December 31, 2024. As of September 30, 2021, the Company’s operating lease obligations were reflected as operating lease liabilities of $430 thousand as accrued liabilities and $1.1 million as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million for the three months ended September 30, 2021 and reversal of amortization of the operating lease right-of-use assets, and corresponding increase of operating lease obligation, amounted to $0.1 million for the nine months ended September 30, 2021, due to the lease extension amendment, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. The Company is also required to pay for operating expenses related to the leased space, which were $35 thousand and $0.1 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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
Common Stock Sales Agreements
Jefferies LLC
In April 2021, the Company entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2021 ATM Agreement. Through September 30, 2021, the Company sold an aggregate of 2,551,269 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $13.11 per share, for aggregate net proceeds of approximately $32.4 million, including commissions to Jefferies as sales agent.
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
Common Stock Purchase Agreement - Aspire Capital Fund, LLC
In December 2019, the Company entered into a common stock purchase agreement (“the Aspire Stock Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of Common Stock over the 30-month term of the Aspire Stock Purchase Agreement. As of September 30, 2021, the Company may sell an additional $10.2 million of shares of Common Stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of Common Stock per business day at a per share price equal to the lesser of (i) the lowest sale price of Common Stock on the purchase date or (ii) the average of the three lowest closing sale prices for the Common Stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted-average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each

VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
The Aspire Stock Purchase Agreement may be terminated by the Company at any time, at the Company’s discretion, without any cost to the Company. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages in the Aspire Stock Purchase Agreement.
Common Stock Public Offering
2021 Public Offering

In September 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries LLC, SVB Leerink LLC and Evercore Group, LLC (collectively, the “Underwriters”) for the sale and issuance of 7,344,543 shares of Common Stock, which includes 1,159,089 shares of Common Stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering are approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

2020 Public Offering
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
Preferred Stock
As of September 30, 2021, the Company had 321,334 shares of Series A Preferred Stock and 23,126 shares of Series B Preferred Stock outstanding. Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. Refer to Note 1. Description of Business regarding the issuance of Series A Preferred Stock in October 2020 and the issuance of the Series B Preferred Stock in September 2021.
Conversion of Series A Preferred Stock
During the three and nine months ended September 30, 2021, 18,885 and 77,153 shares of Series A Preferred Stock, respectively, had been converted into 1,259,014 and 5,143,733 shares of Common Stock, respectively.

Conversion of Series B Preferred Stock
During the three and nine months ended September 30, 2021, none of the 23,126 shares of Series B Preferred Stock has been converted into Common Stock.

10. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at September 30, 2021	Remaining Contractual Life at September 30, 2021 (No. Years)
	September 30, 2021	December 31, 2020
Liability-classified warrants
Issued April 2017	781	781	$127.95	3.58

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	8.99
Issued February 2020 (2)	409,712	466,667	$15.34	3.37
Issued November 2017	1,606	1,606	$0.39	3.13
Subtotal	440,764	497,719	$15.73
Total warrants	441,545	498,500	$15.94
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2021 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2020	498,500	$16.00
Exercised	(56,955)	$16.50
Outstanding at September 30, 2021	441,545	$15.94

Equity-Classified Warrants
In connection with the Merger in 2020, the Company assumed 29,446 outstanding warrants to purchase shares of Common Stock at an exercise price of $0.15 per share that expire ten years from the date of issuance. At the time of the Merger, the warrants were classified as equity and recorded at fair value with no subsequent remeasurement.

In connection with the Company’s 2020 Public Offering, the Company issued warrants to purchase 500,000 shares of its Common Stock at a price of $16.50 per share that expire five years from the date of issuance (the “Warrants”). The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the Warrants were classified as equity with no subsequent remeasurement as long as the warrants continued to be classified as equity. During the nine months ended September 30, 2021, warrants were exercised to purchase 56,955 shares of Common Stock for proceeds of approximately $0.9 million.
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
As of September 30, 2021, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	540,000	—
2020 Plan	643,911	1,151,920
2016 Plan	2,181,295	1,817,218
2008 Plan	2,212	—
Total	3,367,418	2,969,138
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

In July 2021, inducement awards were granted to executives of the Company outside of the 2008, 2016, or 2020 stock option plans.
Options granted under the Equity Incentive Plans and the inducement awards have an exercise price equal to the market value of the Common Stock at the date of grant and expire ten years from the date of grant. Generally, options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months. The Company has also granted options that vest in equal monthly or quarterly amounts over periods up to 48 months.
A summary of Common Stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,033,256	$15.34	8.56	$11,427
Granted	3,029,569	$20.77	—	—
Exercised	(37,465)	$8.84	—	—
Forfeited or expired	(657,942)	$33.78	—	—
Options outstanding at September 30, 2021	3,367,418	$16.70	8.92	$11,298
Vested or expected to vest as of September 30, 2021	3,367,418	$16.70	8.92	$11,298
Exercisable as of September 30, 2021	537,938	$16.52	6.36	$2,812
Vested as of September 30, 2021	537,938	$16.52	6.36	$2,812

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

Stock Options Granted

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the nine months ended September 30, 2021 and 2020 was $20.77 and $10.35, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term, in years	5.91	5.10
Expected volatility	119.8%	105.4%
Risk-free interest rate	0.68%	0.7%
Expected dividend yield	—%	—%
Weighted-average exercise price	$17.83	$13.50

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of Common Stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of September 30, 2021, the Company had 85,657 shares available for issuance and 11,718 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,171	$161	$3,284	$518
General and administrative	2,811	$454	7,690	1,384
Total share-based compensation expense	$3,982	$615	$10,974	$1,902

As of September 30, 2021, the Company had $42.8 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 4.12 years.

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

Potentially dilutive securities include the following:

	September 30,
	2021	2020
Series A Preferred Stock	21,423,326	—
Series B Preferred Stock	1,541,810	—
Options to purchase Common Stock	3,367,418	394,086
Warrants to purchase Common Stock	441,545	502,425
Total	26,774,099	896,511

13. SUBSEQUENT EVENTS
On October 14, 2021, the Company announced that it had submitted an investigational new drug application to the FDA to seek authorization to initiate a Phase 1/2 clinical trial of VRDN-001.

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
Our most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting IGF-1R for a clinically and commercially validated target for the treatment for TED. This antibody was previously studied in over 100 oncology patients as AVE-1642. The pharmacokinetics, pharmacodynamics, safety, and tolerability data from that clinical program has informed our plans to evaluate VRDN-001 in TED. We have submitted our Investigational New Drug (“IND”) application with the FDA to seek authorization to initiate a Phase 1/2 clinical trial of VRDN-001, which will evaluate proof of concept and dose-ranging in TED patients. Initial proof of concept data in patients are expected in the second quarter of 2022, followed by dose exploration to inform potential intravenous and subcutaneous dosing paradigms.

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
In addition to developing therapies for TED, we have applied criteria similar to those used to select our TED research and development programs to identify other opportunities to develop fast-follower therapies in other rare disease indications. We are focused on opportunities that will leverage validated mechanisms, technologies, and modalities to bring new therapeutic options to patients underserved by current therapies. Our most advanced of these programs is VRDN-004, a discovery-stage therapeutic antibody program for a target and indication distinct from IGF-1R and TED. We continue to evaluate and pursue additional opportunities to expand our product pipeline for rare disease indications, either by discovering novel antibodies internally, or by acquiring rights to existing antibodies or antibody sequences. This includes our ongoing efforts to identify a

VRDN-005 program to add to our current pipeline. Our goal is to build a sustainable portfolio of investigational monoclonal antibody therapies.

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
Underwritten Public Offering
On September 23, 2021, we completed an underwritten public offering of 7,344,543 shares of Common Stock, which includes 1,159,089 shares of Common Stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) at a public offering price of $733.37 per share (collectively, the “Offering”). The gross proceeds of the Offering, before deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $97.7 million.

Each share of Series B Preferred Stock is convertible into 66.67 shares of Common Stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between

4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation filed in connection with the Offering.

Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, or (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company.

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
In October 2020, we became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”). Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to assist Zenas BioPharma with certain development activities, including manufacturing. The license agreement and subsequent letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the license and subsequent letter agreements (the “Zenas Agreements”), we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. As of September 30, 2021, the Zenas Agreements are no longer considered to be related party transactions due to the recent financing undertaken by the Company, Tellus BioVenture, LLC (Tellus BioVentures”), a less than 5% stockholder of the Company (on an as-converted basis, assuming only shares of Series A Preferred Stock held by Tellus BioVentures are converted into shares of Common Stock), is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas Biopharma’s board of directors.

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
Critical Accounting Policies and Estimates
There were no changes during the nine months ended September 30, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021
	2021	2020
	(in thousands)
Revenue	$208	$—
Research and development expenses	8,121	3,111
General and administrative expenses	6,221	2,299
Other income (expense), net	91	(84)
Net loss	$(14,043)	$(5,494)

Revenue
Revenue was $0.2 million for the three months ended September 30, 2021, compared to $0 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, revenue was attributable to our collaboration agreement with Zenas BioPharma. There was no revenue recognized during the three months ended September 30, 2020.

Research and Development Expenses
Research and development expenses were $8.1 million during the three months ended September 30, 2021, compared to $3.1 million during the three months ended September 30, 2020. The $5.0 million increase in research and development expenses was primarily attributable to an increase of $3.9 million in preclinical outsourcing and manufacturing development for our VRDN programs, and a $1.8 million increase in personnel-related costs, including severance, share-based compensation and bonus expenses and $0.4 million increase in consulting and recruiting fees. This increase was partially offset by a $1.2 million decrease in clinical activities associated with our legacy microRNA programs.

General and Administrative Expenses
General and administrative expenses were $6.2 million during the three months ended September 30, 2021, compared to $2.3 million during the three months ended September 30, 2020. The $3.9 million increase in general and administrative expenses was due primarily to a $2.9 million increase in personnel-related costs, including increase in headcount, salary, severance, share-based compensation charges, and bonus expenses, and a $1.0 million increase in consulting and recruiting fees.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	$2,749	$996
Research and development expenses	34,492	13,050
General and administrative expenses	18,904	7,728
Other income (expense), net	180	(191)
Net loss	$(50,467)	$(19,973)

Revenue
Revenue was $2.7 million for the nine months ended September 30, 2021, compared to $1.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, revenue was attributable to our collaboration agreement with Zenas BioPharma. Revenue recognized during the nine months ended September 30, 2020 was primarily related to research and development activities related to the legacy microRNA programs reimbursable to us under a prior collaboration agreement.
Research and Development Expenses
Research and development expenses were $34.5 million during the nine months ended September 30, 2021, compared to $13.1 million during the nine months ended September 30, 2020. The $21.4 million increase in research and development expenses was primarily attributable to an increase of $21.3 million in preclinical outsourcing and manufacturing for our VRDN programs and an increase of $4.5 million in personnel expenses, primarily resulting from increased share-based compensation and bonus expense, and an increase of $0.8 million in consulting and licensing fees and laboratory supplies. This increase was partially offset by a $5.3 million decrease in clinical activities associated with our legacy microRNA programs.
General and Administrative Expenses
General and administrative expenses were $18.9 million during the nine months ended September 30, 2021, compared to $7.7 million during the nine months ended September 30, 2020. The $11.2 million increase in general and administrative expenses was due primarily to a $8.2 million increase in personnel-related costs, including increase in headcount, salary, severance, share-based compensation charges, and bonus expense, a $2.4 million increase in consulting fees, recruiting and a $0.9 million increase in board compensation expenses offset with decrease of $0.5 million for legal and other professional services.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our Common Stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of September 30, 2021, we had $213.8 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into 2024.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2021, we have generated an accumulated deficit of $329.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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
In September 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries LLC, SVB Leerink LLC and Evercore Group, LLC (collectively, the “Underwriters”) for the sale and issuance of 7,344,543 shares of Common Stock, which includes 1,159,089 shares of Common Stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering are approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.
In April 2021, we entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we could offer and sell, from time to time at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2021 ATM Agreement. During the nine months ended September 30, 2021, we sold an aggregate of 2,551,269 shares of Common Stock pursuant to the terms of the 2021 ATM Agreement, at a weighted-average price of $13.11 per share, for aggregate net proceeds of approximately $32.4 million, including initial expenses for executing the “at the market offering” and commissions to Jefferies as sales agent.
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
In December 2019, we entered into the Common Stock Purchase Agreement (“Aspire Common Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our Common Stock over the 30-month term of the Aspire Common Stock Purchase Agreement. As of September 30, 2021, we may sell an additional $10.2 million of shares of our Common Stock to Aspire Capital. No sales have occurred under the Aspire Common Stock Purchase Agreement in 2021.
In March 2017, we entered into the ATM Agreement, with Cowen under which we could offer and sell, from time to time, at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Cumulative net proceeds received from the sale of 189,763 shares of our Common Stock through September 30, 2021 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.” In April 2021, we terminated the ATM Agreement with Cowen.
Summarized cash flows for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,046)	$(20,343)
Investing activities	5,918	1,948
Financing activities	125,105	23,628
Total	$92,977	$5,233

Operating Activities

Net cash used in operating activities was $38.0 million for the nine months ended September 30, 2021, compared to $20.3 million for the nine months ended September 30, 2020. The $17.7 million increase was primarily the net result of a $30.5 million increase in net loss, partially offset by a $3.7 million net decrease related to changes in working capital and an increase of $9.1 million non-cash expense primarily driven by an increase in share-based compensation expense of $9.1 million.

Investing Activities

Net cash provided by investing activities was $5.9 million during the nine months ended September 30, 2021 compared to net cash provided by investing of $1.9 million during the nine months ended September 30, 2020. The change in cash flow from investing activities was driven primarily by a $67.0 million increase in proceeds from sales of short-term investment and $22.6 million from maturity of short-term investment, offset by a $85.5 million increase in purchases of short-term investments during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $125.1 million for the nine months ended September 30, 2021, compared to $23.6 million during the nine months ended September 30, 2020. The $101.5 million increase is driven by an increase in the proceeds of $88.7 million from the sale of Common Stock at the market and $17.0 million proceeds from the sale of Series B Preferred Stock, offset by a decrease of $4.0 million in payments on the issuance costs associated with the sale of Common Stock.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements ” of this Quarterly Report.
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
As of September 30, 2021, we had $213.8 million of cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our operations into 2024. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the three and nine months ended September 30, 2021 and 2020, net loss was $14.0 million and $50.5 million, respectively and $5.5 million and $20.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $329.4 million and cash, cash equivalents, and short-term investments of $213.8 million.
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
On December 24, 2020, the EU and the United Kingdom reached agreement on the EU-UK Trade and Cooperation Agreement that with respect to data protection provided for a further transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the United Kingdom’s data protection laws. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the United Kingdom without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards. With uncertainty remaining over the interpretation and application of data protection law in the United Kingdom, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, following the United Kingdom’s withdrawal from the EU and the EEA, companies have to comply also with the United Kingdom’s data protection laws (including the GDPR as incorporated into United Kingdom national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics plc., Immunovant, Inc., Harbour Biomed and ValenzaBio, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED.
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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.2
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective as of June 14, 2021	8-K/A	06/15/2021	3.3
3.3	Amendment and Restated Bylaws of the Registrant, effective January 20, 2021	8-K	01/20/2021	3.4
3.4	Certificate of Ownership and Merger of the Registrant	8-K	02/13/2017	3.1
3.5	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.6	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	09/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
10.1	Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of January 13, 2020				x
10.2	First amendment to Waltham Lease between Registrant and Watch City Ventures MT, LLC dated July 6, 2021	8-K	7/26/2021	10.1	x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

H 32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS**	XBRL Instance Document, formatted in Inline XBRL	x
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

VIRIDIAN THERAPEUTICS, INC.

Date: November 5, 2021	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)