Form 10-K
period 2021-12-31
Viridian Therapeutics, Inc.\DE
filed 2022-03-11
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Address of principal executive offices)
Registrant’s telephone number, including area code: (617) 272-4600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2021, as reported on The Nasdaq Capital Market, was $157.4 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 7, 2022, there were 25,913,229 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•our strategy, including clinical development of VRDN-001, and VRDN-002 and other product candidates, and the clinical and commercial potential of our product candidates, if approved;
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
•our operations and legal risks;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•any statement of assumptions underlying any of the foregoing.
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

PART I

ITEM 1. BUSINESS
Company Overview

We are a biotechnology company advancing new treatments for patients with serious diseases that are underserved by today’s therapies. Marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation drugs rarely represent optimal solutions and that the potential exists to develop alternatives that improve patient outcomes, moderate side effects, enhance quality of life, ease access, and augment market competition. Our business model is to identify product opportunities in indications for which clinical trial data demonstrating compelling proof of concept for a targeted mechanism of action already exists, but the competitive evolution of product profiles and number of entrants appears incomplete. We intend to prioritize indications where fast-follower and bio superior competition could create significant medical benefit for patients. We are engineering medicines to advance patient care.

We intend to identify and evaluate product concepts leveraging clinically validated molecular targets using established therapeutic modalities. We prioritize product concepts aligned with clinical and commercial hypotheses that we expect will provide an attractive balance of risk and opportunity, thereby representing a compelling allocation of our resources. We focus on advancing therapeutic antibodies that we either in-license or discover internally, incorporating proprietary monoclonal antibody discovery and optimization platforms to advance clinical candidates with unique characteristics. To date, this approach has led us to initiate research and development programs for therapeutic monoclonal antibodies for serious diseases. We have built relevant expertise in monoclonal antibody discovery and engineering, biologics manufacturing, and nonclinical and clinical development for thyroid eye disease (“TED”) and other undisclosed target indications.

Our approach to rapidly discovering and developing novel therapeutics relies on our scientific expertise in evaluating pre-existing proof of concept data for the targets we are pursuing and opportunities to improve upon existing investigational and/or approved therapies. This approach informs how we design, select, and develop our product candidates, including in such critical areas as pharmacokinetics, pharmacodynamics, trial endpoints, and the selection and enrollment of patients. We believe this strategy reduces the risks associated with discovering and developing novel therapeutics.

We have prioritized the development of therapies for TED, a debilitating auto-immune disease that causes inflammation and fibrosis of the orbit and tissues surrounding the eye and which can lead to proptosis, or bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high physical and mental burden on patients. The only therapy approved by the U.S. Food and Drug Administration (“FDA”) for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets insulin-like growth factor 1 receptor (“IGF-1R”). Tepezza® is marketed in the United States by Horizon Therapeutics plc.

The reported results obtained with teprotumumab provide strong clinical validation linking the targeting of IGF-1R to clinical benefit in TED. However, clinical trials of teprotumumab in TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. We believe that there are multiple opportunities to develop fast-follower therapeutics that improve on teprotumumab’s features, including dosing schedule, and route of administration.

We are developing two product candidates, VRDN-001 and VRDN-002, to treat patients who suffer from TED. Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R for the treatment for TED. This antibody was previously studied in over 100 oncology patients as AVE-1642. The pharmacokinetics, pharmacodynamics, safety, and tolerability data from that clinical program has informed our plans to evaluate VRDN-001 in TED. In November 2021, we opened an investigational new drug (“IND”) application for VRDN-001 as a new molecular entity and in December 2021, we initiated a Phase 1/2 clinical trial of VRDN-001, which will evaluate proof of concept in TED patients. Initial proof of concept data in patients are expected in the second quarter of 2022.

VRDN-002, a distinct IGF-1R antibody that incorporates half-life extension technology, is designed to support administration as a convenient, low volume, subcutaneous injection to treat patients who suffer from TED. In January 2022, we announced FDA clearance of our IND application for VRDN-002. During the first quarter of 2022, we expect to initiate a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and pharmacodynamic properties of intravenously administered VRDN-002 in healthy volunteers. Data from this Phase 1 trial will allow us to evaluate the feasibility of a low-volume dosing paradigm and are expected to be announced in mid-2022. Pending results, we then plan to evaluate the potential efficacy of a low volume subcutaneous injection of VRDN-002 in TED patients.

In addition to developing therapies for TED, we are executing a similar strategic approach to identify opportunities to develop fast-follower therapies in other rare and/or serious disease indications. We intend to identify and initiate additional programs over time and plan to disclose these when we are closer to initiating clinical trials in these programs.

Our Strategy

Our mission is to create and advance new biologic treatments for patients suffering from serious diseases that are underserved by today’s therapies. We are engineering antibodies to develop best-in-class therapies that improve patient care.

Key elements of our business strategy are to:

•Identify opportunities to engineer and develop monoclonal antibodies that optimize patient care. Our pipeline of therapeutics programs represents a patient-centric model of innovation that leverages proven biology and antibody technology to reduce research and development risk, while striving to address strategic gaps related to access, delivery, quality of life, efficacy, and/or safety and tolerability in targeted therapeutic areas. Our multidisciplinary search process evaluates scientific and clinical validation of therapeutic targets, market potential, and feasibility of efficiently developing a competitive product.

•Focus on Thyroid Eye Disease (TED):

◦Rapidly advance VRDN-001 clinical development to enter the TED market quickly. Our ongoing clinical trial for VRDN-001 is a Phase 1/2 proof of concept trial that includes multiple randomized, placebo-controlled cohorts of TED patients designed to assess the potential for VRDN-001 to provide improvement of signs and symptoms of TED, including proptosis. We expect to announce top-line data from the proof-of-concept portion of the trial in the second quarter of 2022.

◦Offer patients suffering from TED improved convenience and broader settings of care. Our next generation IGF-1R antibody, VRDN-002, is a humanized monoclonal antibody that incorporates half-life extension technology and is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. We expect to initiate our first-in-human Phase 1 clinical trial of VRDN-002 in the first quarter of 2022, and to announce data from this trial in mid-2022. The results from this Phase 1 clinical trial will inform the feasibility of a low-volume and/or low-frequency, subcutaneous dosing paradigm for the treatment of TED.

◦Be a trusted partner in the care of TED patients. We plan to cultivate a network across TED stakeholders to inform our patient centric approach, including with patients / patient advocacy groups, key opinion leaders, research institutions, healthcare professionals and payers.

◦Prepare for commercialization of VRDN-001 and VRDN-002 for TED. We hold worldwide commercialization rights, excluding the greater area of China, to both VRDN-001 and VRDN-002 as well as our other product candidates. As a result, we have the flexibility to develop and potentially commercialize products ourselves, or alternatively to enter collaborations with industry partners.

•Expand our portfolio beyond TED with strategically aligned opportunities. We believe there are significant opportunities to provide more convenient, better performing products compared to therapeutics approved or in development for several diseases. To that end, we continue to invest in portfolio expansion and have dedicated resources to seek additional opportunities to develop best-in-class therapeutics for newly validated targets. VRDN-004 and VRDN-005 are discovery-stage therapeutic antibody programs for undisclosed diseases. In our VRDN-004 program, we are currently characterizing leads derived from hit molecules discovered internally. In our VRDN-005 program, we are targeting opportunities to advance new best-in-class therapeutics. As part of that effort, we have licensed certain antibody libraries from Xencor, Inc., pursuant to a license agreement we entered into with them in December 2021.

•Leverage our therapeutic antibody and multi-disciplinary search expertise to continue discovering and developing novel, best-in class product candidates. We plan to continue to identify and advance novel product candidates and technologies to generate best in class antibody therapeutics, either internally or through in-licensing. We are currently evaluating a number of disease targets and therapeutic candidates with the aim of advancing a steady pipeline of best-in-class product candidates from discovery and preclinical research into clinical trials.

Thyroid Eye Disease (TED)

TED, commonly associated with Graves’ Disease, is a sight-threatening autoimmune disorder affecting the eye and tissue adjacent to the eye. Initial symptoms include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision, and a sensation of pressure behind the eyes, commonly associated with ocular pain. By the time TED is clinically diagnosed, most patients have retraction of their upper eyelids causing exposure of the cornea and ensuing dryness resulting in further inflammatory changes and increased symptomatology. In addition, TED causes soft tissue swelling, redness surrounding the eyes and protrusion of the eyes from their normal position within the orbit – proptosis. As these inflammatory changes progress, they lead to increased erythema, redness, edema, and hemorrhagic appearance of the tissues external to the globe, adding to the symptoms of TED and exacerbating signs. As the fibrocytes within the orbit become further involved, changes unfold within the extraocular muscles themselves - those muscles within the orbit that move the eye and hold the globe in positions of gaze. The size of the muscles increases further exacerbating the proptosis and causing a cascade of increasing inflammation and worsening of symptoms. As the swelling and stiffness of the muscles increase, they exert a tethering effect upon the globe, and ocular motility is disturbed. Commonly, gaze becomes limited as the eyes become tethered by fibrotic and thickened muscles. As the process is not perfectly symmetric, one orbit to the other, the eyes may have differing motility and no longer line up perfectly with each other, causing a misalignment of position that is perceived by the patient as double vision, or diplopia. Diplopia in and of itself is a disabling condition that dramatically interferes with most activities of daily living. Patients cannot easily read, drive, navigate ambulation, or often continue in their current work. As the volume of tissue within the fixed bony orbit increases, the inflammatory mass squeezes upon and compresses the optic nerve, which must pass through this space from globe to optic canal and central nervous system. This compression causes loss of central vision, color vision, and visual field and can progress to loss of acuity and eventual blindness.

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

Insulin-like growth factor 1 (“IGF-1”) is a hormone similar in molecular structure to insulin with higher growth-promoting activity. IGF-1R, the receptor for IGF-1, is highly expressed in fibrocytes, cells that are derived from the bone marrow and that have the potential to differentiate into either myofibroblasts or fat cells. IGF-1R and TSHR function in concert to regulate the proliferation and differentiation of fibrocytes in the orbital socket.

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

In January 2020, teprotumumab, an antibody that blocks the activation of IGF-1R, was approved by the FDA for the treatment of TED. In two randomized, double-blind placebo-controlled trials, infusions of teprotumumab every three weeks, for a total of eight doses, led to a greater than 2 mm decrease in proptosis in 71% and 83% of patients, respectively, compared to 20% and 10% with placebo. Treatment with teprotumumab also led to a 53% decrease in diplopia compared to a 25% decrease when patients were treated with placebo control. Thus, the defined target and its successful blockade has been de-risked and shown to provide a clinically meaningful improvement in the quality of life for these patients, allowing them to return to the workforce and to avoid radiation therapy or orbital decompressive surgeries.

Market Potential

TED has an annual incidence of approximately 19 in 100,000 people, which corresponds to over 60,000 patients in the United States. Of these, it is estimated that between 20,000 and 25,000 patients in the United States have acute disease that requires intravenous treatment, either with teprotumumab or steroids. At launch, Horizon Therapeutics plc announced a price of $14,900 per vial of Tepezza® which translates to a list price of approximately $343,000 for a six-month course of therapy. Horizon Therapeutics plc reported full-year 2020 and 2021 net sales for Tepezza® of $820 million and $1.66 billion, respectively, in the first two years of launch. We believe this demonstrates that TED is a multi-billion dollar market that will accommodate multiple entrants.

Our Product Candidates

VRDN-001

The clinical results from teprotumumab serve to validate the role of anti-IGF-1R antibodies in the treatment of TED. The clinical data for teprotumumab in TED highlights the opportunity to rapidly develop product candidates that work through a similar mechanism. First, the majority of TED patients in a clinical trial of teprotumumab responded to treatment, which implies that, in clinical testing of a different IGF-1R antibody, it should be possible to detect clinical signs of improvement in a relatively small cohort of patients. Second, significant improvements in proptosis were observed within six weeks of dosing, providing the potential to quickly determine if a product candidate is likely to be effective. In addition, clinical trials for teprotumumab in TED did not explore the dose-dependency of the clinical response with the single teprotumumab dosing regimen selected based on data generated in oncology clinical trials, providing an opportunity to alter the dosing schedule, dosing duration, or route of administration while maintaining or improving efficacy, safety, and/or tolerability.

VRDN-001 is a monoclonal antibody that binds and blocks the IGF-1R signaling pathway with sub-nanomolar affinity. This mechanism of action is clinically and commercially validated for the treatment of TED (see Figure 1 below). We are aiming for VRDN-001 to be second to market in this class, with the opportunity to offer less burdensome intravenous (“IV”) dosing, as well as potential to achieve a subcutaneous product presentation that could simplify patient care by obviating the need for infusion center visits, thereby enabling administration in the prescriber’s office, or even potentially at home.

Figure 1. Teprotumumab led to significant reductions in proptosis in as early as six weeks of dosing.

We have an exclusive license to the worldwide rights to develop and commercialize VRDN-001 for all non-oncology indications that do not use radiopharmaceuticals, including the treatment of TED, from ImmunoGen. This antibody had previously been developed in oncology as AVE-1642 and studied in over 100 patients. However, development in oncology was stopped in 2009 due to its failure to meet the primary efficacy endpoints in multiple myeloma. We are developing this antibody sequence as VRDN-001 in TED. As described below, we have sublicensed the right to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China to Zenas BioPharma (Cayman) Limited.

A clinical trial conducted by Aventis investigated the safety and efficacy of AVE-1642 in 27 patients with solid tumors when dosed in combination with docetaxel. In the first treatment cycle, AVE-1642 was administered as monotherapy, allowing assessment of its pharmacokinetics and tolerability. In this trial, no Grade 3 or above drug-related adverse events were reported with AVE-1642 as monotherapy. Importantly, there was only a single report of Grade 1/2 hyperglycemia among this group of patients. However, at least 50% of patients experienced hyperglycemia in subsequent cycles when patients received corticosteroids as pre-medication for docetaxel. Adverse events due to hyperglycemia have been reported for other IGF-1R antibodies, including in 10% of patients treated with teprotumumab.

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

3 mg/kg
6 mg/kg
12 mg/kg
18 mg/kg
24 mg/kg
IGF1 or IGF2 (ng/mL)
IGFBP3 (ng/mL)
Time (days)
IGF1
IGF2
IGFBP3

Figure 2. Serum levels of IGF-1 increased by over 300% after AVE-1642 administration.

Clinical Trial Design for VRDN-001

Clinical trials of teprotumumab in TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. Our goal is to explore dose-dependency of VRDN-001 on proptosis in TED. Dose selection was informed by VRDN-001 pharmacokinetics and pharmacodynamics reported in previous oncology studies. We are focused on rapidly determining a minimum effective dose. If this trial is successful, we plan to quickly move to pivotal trials.

The first clinical trial for VRDN-001 is a Phase 1/2 proof of concept trial including multiple randomized, placebo-controlled cohorts of TED patients to assess the potential for VRDN-001 to provide rapid improvement of signs and symptoms of TED, including proptosis. The protocol for this trial allows for additional patient cohorts to assess differing treatment paradigms that may offer advantages over currently available therapies and mitigate patient treatment burden. We expect to announce top line data from the proof-of-concept portion of the trial in the second quarter of 2022.

VRDN-002, a Potential Best-In-Class IGF-1R Antibody

VRDN-002 is a next generation IGF-1R humanized monoclonal antibody targeting IGF-1R and incorporating half-life extension technology, designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. We believe this product profile could expand settings of care by reducing the complexity of administration. Our first-in-human Phase 1 clinical trial of VRDN-002 is an intravenous, single ascending dose study to explore safety, tolerability, pharmacokinetics, and pharmacodynamics of intravenously administered VRDN-002 in healthy volunteers. Data from this Phase 1 trial are expected to be announced in mid-2022 and will inform the feasibility of a low-volume subcutaneous dosing paradigm for TED patients.

VRDN-003

We believe that VRDN-002 may offer a durable best-in-class profile for a therapeutic antibody targeting IGF-1R for the treatment of TED. However, to ensure that Viridian is a leader in the development of novel therapies for TED, we are evaluating several hypotheses that may yield a product profile differentiated beyond what VRDN-002 may deliver. We expect to disclose these hypotheses only if and when we have identified and advanced meaningfully differentiated molecules.

Intellectual Property

As of December 31, 2021, with regard to our VRDN-001 and VRDN-002 product candidates, we have two U.S. non- provisional patent applications, two PCT applications, two foreign applications, and seven provisional applications directed to compositions and directed to methods of using VRDN-001 and/or VRDN-002 for the treatment of TED. Any patents that were to issue from such non-provisional applications would be expected to expire no earlier than 2041, without taking potential patent term extensions or disclaimers into account.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our product candidates may address multiple markets. Ultimately, the diseases our product candidates target, and for which product candidates we may receive marketing authorization, will determine our competition. We believe that for most or all of our product development programs, there will be one or more competing programs under development by other companies. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded biotechnology and pharmaceutical companies. In many cases, the companies with competing programs will have access to greater resources and expertise than we do and may be more advanced in those programs. Horizon Therapeutics plc’s Tepezza® is the only FDA-approved medication for TED. Other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. Other companies that are developing TED therapies include Immunovant, Inc., Novartis International AG, Harbour BioMed and Valenza Bio Inc.

License Agreements

License Agreement with Zenas BioPharma

In October 2020, Viridian Therapeutics, Inc. (“Private Viridian”) entered a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. On October 27, 2020, in connection with the closing of the Private Viridian acquisition, we became party to the license agreement with Zenas BioPharma. Since February 2021, we have entered into several letter agreements with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. The license agreement, as amended, and letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.
As consideration for the Zenas Agreements, the transaction price included upfront non-cash consideration and variable consideration in the form of payment for our goods and services provided and milestone payments due upon the achievement of specified events. Under the Zenas Agreements, we can receive non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements.

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

License Agreements with Xencor, Inc.

In December 2020, we entered into a license agreement with Xencor, Inc. (“Xencor”) (the “Xencor License Agreement”), under which Xencor granted us rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R. In consideration for rights granted by Xencor, we issued 322,407 shares of our common stock to Xencor in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, we are obligated to make future development milestone payments of up to

$30.0 million. Additionally, if we successfully commercialize any product candidate subject to the Xencor License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million.

In December 2021, we entered into a subsequent technology license agreement with Xencor (the “2021 Xencor License Agreement”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, Xencor we received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, we issued 394,737 shares of our common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, for each licensed product, we are obligated to make future milestone payments of up to $27.75 million, which includes development and regulatory milestone payments of up to $4.75 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that we successfully commercialize, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales.

Government Regulation and Product Approvals
FDA Drug Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements at any time during the product development process may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical hold, FDA refusal to approve pending new drug applications (“NDA”), warning or untitled letters, withdrawal of approval, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Regulation in the European Union

Drug and Biologic Development Process

The conduct of clinical trials is currently governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”), which entered into force on January 31, 2022. The CTR introduced a complete overhaul of the previous regulation of clinical trials for medicinal products in the EU, the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive. The Clinical Trials Directive will expire after a transition period of three years. During the first year of the transition period, clinical trial sponsors may choose to apply to run a trial under the CTR or under the Clinical Trials Directive.

Under the Clinical Trials Directive, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU Member State where there is a site at which the trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the Clinical Trials Directive all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application and will consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. After several postponements of the coming into effect of the CTR due to technical difficulties with the underlying information technology systems , the “go live” of these systems and, accordingly, the coming into force of the regulation, occurred on January 31, 2022. The CTR foresees a three-year transition period. Member States will work in Clinical Trials Information System (“CTIS”) immediately after the system has gone live. For one year, until 31 January 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. From 31 January 2023, submission of initial clinical trial applications via CTIS becomes mandatory, and by 31 January 2025, all ongoing trials approved under the current Clinical Trials Directive will be governed by the new Regulation and have to be transitioned to CTIS.

Under both the Clinical Trials Directive and the new CTR, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice (“GCP)” and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the European Medical Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.

The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”), addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

If we intend to commercialize products that could be reimbursed under a federal healthcare program and other government healthcare programs, we will develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal controls and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the GDPR, which came into force in May 2018 and related implementing laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

With regard to the transfer of data from the European Union to the United Kingdom, the Trade and Cooperation Agreement (“TCA”) provided for a transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the UK’s data protection laws. On June 28, 2021 the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK's withdrawal from the European Union and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.

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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 (the “Budget Resolution”) that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Further, on January 20, 2017, an Executive Order was signed, directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also has considered subsequent legislation to repeal or replace elements of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The legislation informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the Supreme Court heard oral arguments on the case. In June 2021, the Supreme Court held that the states and individuals that brought the lawsuit challenging the Affordable Care Act’s individual mandate did not have standing to challenge the law. Although the Supreme Court did not reach the merits of the challenge, it vacated the judgment of the Texas U.S. District Court and remanded the case with instructions to dismiss, effectively ending the case. There are no changes to our business as a result of the decision, however, in the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of their product candidates.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, on November 20, 2020, the Center for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing a Most Favored Nation (“MFN”) model that would cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development. The MFN model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 29, 2021, CMS rescinded the proposed MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. It is unclear whether or how the Biden administration will move forward with the rule. But if the new administration implements the rule in its current form and the rule survives judicial scrutiny, the MFN model will subject certain physician-administered drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances.

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

On November 2, 2021, President Biden’s administration announced a new framework for prescription drug pricing. This plan allows Medicare to negotiate prices for a set number of small molecule drugs that have been on the market for more than nine years, and for biologics that have been on the market for more than 12 years. The plan also imposes a tax penalty on drug companies that increase prices faster than inflation and lowers out-of-pocket costs for seniors.

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

Historically, we have relied on third-party contract development and manufacturing organizations (“CDMOs”), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. Over the last twelve months, demand for biological therapeutic manufacturing has increased and supply has been constrained, in part due to the displacement caused by efforts to manufacture COVID-19 vaccines. We initially pursued three separate manufacturing paths to supply investigational product for our planned clinical trials in order to mitigate delays and uncertainties. We currently rely on a single multi-site CDMO for such manufacturing, although other avenues remain if our current manufacturer were to be negatively impacted. We maintain a long-term master services agreement with our CDMO pursuant to which the CDMO provides biologics development and manufacturing services on a per project basis and a related cell line license. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. We may also terminate the master services agreement in the event that the CDMO does not obtain or maintain any material governmental license or approval in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not currently have arrangements in place for redundant supply. While any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, we believe that we have sufficient supply to support our current clinical trial programs. Any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, although we believe that we have supply on hand that can partially support our current clinical trial programs until a replacement CDMO is secured.
Sales and Marketing
We have not yet defined our sales, marketing, or product distribution strategy for our product candidates because our product candidates are still in preclinical or early-stage clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we continue to advance into later stages of development for each one of our product candidates.
Employees
As of December 31, 2021, we had 50 full-time employees located in the United States. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
Our Corporate Information
We were initially founded as a Delaware limited liability company in January 2010 and subsequently incorporated as a Delaware corporation in June 2014. On January 20, 2021, pursuant to the Merger Agreement (as defined below) under which miRagen Therapeutics, Inc. acquired Viridian Therapeutics, Inc., we changed our name from Miragen Therapeutics, Inc. to Viridian Therapeutics, Inc. Our common stock currently trades on The Nasdaq Capital Market under the ticker symbol “VRDN.” Our principal executive office is located at 221 Crescent Street, Suite 401, Waltham, MA 02453, and our telephone number is (617) 272-4600. Our website address is www.viridiantherapeutics.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.
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
As of December 31, 2021, we had $197.0 million of cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our operating expenses and capital expenditure requirements into 2024. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2021 and 2020, net loss was $79.4 million and $110.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $358.3 million and cash, cash equivalents, and short-term investments of $197.0 million.
We expect that our current resources will enable us to fund our operating expenses and capital expenditure requirements into 2024. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and the long-term effects of the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and markets worldwide. A recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.
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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the Open Market Sale AgreementSM entered into in November 2021 (the “November 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”), convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our common stock under the November 2021 ATM Agreement and the Aspire Common Stock Purchase Agreement will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

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
Our operations, and those of our third-party research institution collaborators, contract research organizations (“CROs”), contract manufacturing operations (“CMOs”), and other contractors and consultants, could be subject to acts of war, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics or epidemics, such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
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
We are seeking Orphan drug designation for VRDN-001 from the FDA, but we might not receive such designation.

We intend to seek Orphan drug designation for VRDN-001 and may seek Orphan drug designation for future product candidates. In August 2021, we filed an application for Orphan drug designation for VRDN-001 based on in vitro data. In response, the FDA has requested that we provide clinical data in support of our application. There is no guarantee that upon submission of this additional data the FDA will grant us Orphan drug designation. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs.”

We may seek Breakthrough Therapy designation for one or more of our product candidates from the FDA, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
We may seek a breakthrough therapy designation from the FDA for some of our product candidates.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs.”

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs.”

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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of comparable foreign regulatory authorities. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs.”

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
In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. See “Business Health Reform.”

We may be subject, directly or indirectly, to foreign, federal, and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.
Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the EU’s GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. See “Business—Other Regulations.”

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
Regulation of personal data or personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. See “Business –Other Regulations.”

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
Our business may be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations. The ultimate impact of the COVID-19 pandemic or any similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our planned clinical trials, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We have implemented limitations on our operations, including a work-from-home policy, as a result of the COVID-19 outbreak. In addition, the ongoing COVID-19 pandemic may materially affect our ability to commence clinical trials in a timely fashion or at all. Although we have not experienced any significant disruption in our supply chain, if COVID-19 continues to spread, third-party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by restrictions resulting from the COVID-19 outbreak, which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials. For example, our sole manufacturer is also manufacturing COVID vaccines, which take priority over all non-COVID manufacturing jobs, and have disrupted our manufacturing schedule. While such disruptions have not resulted in any delays to date, there can be no assurance such disruptions will not continue and result in delays to future planned clinical trials.

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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics plc and Immunovant, Inc., Novartis International AG, Harbour BioMed and Valenza Bio, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED.
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
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of VRDN-001, VRDN-002 or our other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.
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
The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, health maintenance organizations, private insurers, and other healthcare management organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products. See “Business - Coverage and Reimbursement.”
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
We are highly dependent on Dr. Jonathan Violin, our president and chief executive officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Violin could leave our employment at any time, as he is classified as an “at-will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Violin, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 1,087 sq. ft. of office space in Waltham, Massachusetts (the “Original Lease”). In July 2021, we amended the Original Lease to increase our Massachusetts-based office space (“Amended Lease”) by 3,284 sq. ft. The office space leased under the Original Lease will expire in February, 2023 and the additional office space leased under the Amended Lease will expire in October 2024. Additionally, we lease approximately 27,128 sq. ft. of office and laboratory space in Boulder, Colorado under a lease that expires in December 2024, subject to two three-year renewal options prior to the expiration, and that includes rent escalation clauses through the lease term.

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
Holders
As of March 7, 2022, we had 29 registered holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
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

Unregistered Sales of Equity Securities

In connection with the 2021 Xencor License Agreement, on December 2, 2021, the Company and Xencor entered into a subscription agreement pursuant to which we agreed to issue Xencor 394,737 shares of our common stock in a private placement transaction as an upfront payment for the licensed rights.. The shares were offered and sold to Xencor in a private placement that is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. RESERVED

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
Overview and Recent Developments
We are a biotechnology company advancing new treatments for patients with serious diseases that are underserved by today’s therapies. Marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation drugs rarely represent optimal solutions, and that the potential exists to develop alternatives that improve patient outcomes, moderate side effects, enhance quality of life, ease access, and augment market competition. Our business model is to identify product opportunities in indications for which clinical trial data demonstrating compelling proof of concept for a targeted mechanism of action already exists, but the competitive evolution of product profiles and number of entrants appears incomplete. We intend to prioritize indications that fast-follower and bio superior competition could create significant medical benefit for patients. We are engineering medicines to advance patient care.

We are developing two product candidates, VRDN-001 and VRDN-002, to treat patients who suffer from thyroid eye disease (“TED”). Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R for the treatment for TED. In November 2021, we opened an investigational new drug (“IND”) application for VRDN-001 as a new molecular entity and in December 2021, we initiated a Phase 1/2 clinical trial of VRDN-001, which will evaluate proof of concept in TED patients. Initial proof of concept data in patients are expected in the second quarter of 2022.

VRDN-002, a distinct IGF-1R antibody that incorporates half-life extension technology, is designed to support administration as a convenient, low volume, subcutaneous injection, to treat patients who suffer from TED. In January 2022, we announced FDA clearance of our IND application for VRDN-002. During the first quarter of 2022, we expect to initiate a Phase 1 single ascending dose trial to explore safety, tolerability, pharmacokinetics, and pharmacodynamic properties of intravenously administered VRDN-002 in healthy volunteers. Data from this Phase 1 trial will allow us to evaluate the feasibility of a low-volume dosing paradigm and are expected to be announced in mid-2022. Pending results, we then plan to evaluate the potential efficacy of a low volume subcutaneous injection of VRDN-002 in TED patients.

In addition to developing therapies for TED, we are executing a similar strategic approach to identify opportunities to develop fast-follower therapies in other serious and/or rare disease indications. We intend to identify and initiate additional programs over time and plan to disclose these when we are closer to initiating clinical trials in these programs.

Agreement and Plan of Merger

On October 27, 2020, we acquired Viridian Therapeutics, Inc. (“Private Viridian”). In accordance with the terms of the Agreement and Plan of Merger, dated October 27, 2020 (the “Merger Agreement”), by and among us, Oculus Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary (the “First Merger Sub”), Oculus Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (the “Second Merger Sub”), and Private Viridian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Private Viridian, pursuant to which Private Viridian was the surviving corporation and became our wholly owned subsidiary (the “First Merger”). Immediately following the First Merger, Private Viridian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Our board of directors approved the Merger Agreement and the related transactions. The consummation of the Merger was not subject to approval of our stockholders.

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

Contingent Value Rights Agreement
In accordance with the Merger Agreement, on November 4, 2020, we and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of November 6, 2020, other than former stockholders of Private Viridian, was entitled to one contractual contingent value right issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. The CVR Agreement terminated as of December 31, 2021 and no CVRs were issued under the CVR Agreement.

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

Reverse Stock Split
On November 12, 2020, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-15, and trading of our common stock began on a split-adjusted basis on November 13, 2020. Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “VRDN”.
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

The COVID-19 Pandemic
The on-going COVID-19 pandemic continues to cause disruption throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or any other epidemic, pandemic or public health crisis. Such risks include, but are not limited to, potential disruptions to our supply chain that may limit our ability to manufacture drug product for our clinical trials, and delays to our planned or future clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. While our business has not been materially impacted by the COVID-19 pandemic to date, we cannot assure you that our business, financial condition and results of operations will not be affected by the COVID-19 pandemic in the future.

Financial Operations Overview
Revenue
Our revenue has historically consisted primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under license and collaboration agreements as well as for amounts earned under certain grants we have been awarded.
In 2011, we entered into a license and collaboration agreement (the “Servier Collaboration Agreement”) with Les Laboratoires Servier and Institut de Recherches Servier (collectively, “Servier”). In August 2019, Servier terminated the Servier Collaboration Agreement, with such termination becoming effective in February 2020. We completed certain activities under the Servier Collaboration Agreement through the effective termination date in February 2020. The activities eligible for reimbursement under the Servier Collaboration Agreement were considered a research and development performance obligation and revenue was recognized through the termination date.
In October 2020, we became party to a license agreement with Zenas BioPharma. Since February 2021, we have entered into several letter agreements with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements.
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
•expenses incurred under agreements with clinical research organizations (“CROs”), investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;
•the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract manufacturing organizations (“CMOs”);
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
We record up-front and milestone payments to acquire and retain contractual rights to in-licensed technology and intellectual property rights as research and development expenses when incurred if there is uncertainty in our receiving future economic benefit from the acquired contractual rights. We consider future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the U.S. Food and Drug Administration (“FDA,”) or when other significant risk factors are abated.
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
Acquisition of Private Viridian
On October 27, 2020, we completed our acquisition of Private Viridian in accordance with the terms of the Merger Agreement. We concluded that the acquisition of Private Viridian did not result in the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with ImmunoGen. We considered several pertinent factors and identified the Company as the accounting acquirer in the transaction. Significant judgment was required in evaluating the terms of the Merger Agreement and in identifying, valuing, and recording the acquired assets at fair value, including acquired IPR&D, and determining the acquirer for accounting purposes.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$2,963	$1,050
Research and development expenses	56,886	28,304
General and administrative expenses	25,805	13,265
Acquired in-process research and development expense	—	69,861
Other income (expense), net	315	(335)
Net loss	$(79,413)	$(110,715)

Revenue
Revenue was $3.0 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. During the year ended December 31, 2021, revenue was attributable to our collaboration agreement with Zenas

BioPharma. Revenue recognized during the year ended December 31, 2020, was primarily related to research and development activities related to the legacy microRNA programs reimbursable to us under the Servier Collaboration Agreement.
Research and Development Expenses
Research and development expenses were $56.9 million during the year ended December 31, 2021, compared to $28.3 million during the year ended December 31, 2020. The $28.6 million increase in research and development expenses was primarily attributable to a $22.8 million increase in preclinical outsourcing and manufacturing for our VRDN programs, including expenses to support the IND submissions for VRDN-001 and VRDN-002; a $6.0 million increase in personnel expenses, due to an increase in headcount; and a $4.3 million increase in licensing fees. This increase was partially offset by a $5.8 million decrease in clinical activities due to expenses incurred in 2020 related to our legacy microRNA programs.
We expect our research and development expenses to increase as we work to progress our clinical and preclinical programs.
Acquired In-process Research and Development (IPR&D) Expense
Acquired IPR&D expense was $69.9 million during the year ended December 31, 2020. Acquired IPR&D expense resulted from the acquisition of Private Viridian in October 2020. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense at the acquisition date. No acquired IPR&D expenses were incurred during the year ended December 31, 2021.
General and Administrative Expenses
General and administrative expenses were $25.8 million during the year ended December 31, 2021, compared to $13.3 million during the year ended December 31, 2020. The $12.5 million increase in general and administrative expenses was due primarily to a $9.6 million increase in personnel-related costs, reflecting increases in headcount, salaries and bonus expense, severance costs and share-based compensation expense, as well as a $2.4 million increase in consulting and recruiting fees, and a $1.1 million increase in board compensation expenses. These increases were slightly offset by a decrease of $0.8 million in legal and other professional services.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of December 31, 2021, we had $197.0 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into 2024.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through December 31, 2021, we have generated an accumulated deficit of $358.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of December 31, 2021, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods.

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

ATM Agreements

In November 2021, we entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the November 2021 ATM Agreement. No shares were sold under the November 2021 ATM Agreement during the year ended December 31, 2021. As described below, we were previously a party to the April 2021 ATM Agreement (defined below) with Jeffries and the Cowen ATM Agreement (defined below) with Cowen and Company, LLC (“Cowen”) during the years ended December 2021 and 2020, and those agreements are no longer in effect.

In April 2021, we entered into an Open Market Sale AgreementSM (the “April 2021 ATM Agreement”) with Jefferies under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies received a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the April 2021 ATM Agreement. During the year ended December 31, 2021, we sold an aggregate of 2,551,269 shares of common stock pursuant to the terms of the April 2021 ATM Agreement, at a volume weighted-average price of $13.13 per share, for aggregate net proceeds of approximately $32.4 million, including initial expenses for executing the “at the market offering” and commissions to Jefferies as sales agent.

In March 2017, we entered into a common stock Sales Agreement (the “Cowen ATM Agreement”) with Cowen, which allowed for the offer and sale, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Effective as of April 23, 2021, we reduced the aggregate offering price under the Cowen ATM Agreement to zero and ceased selling shares thereunder. Cumulative net proceeds from the sale of 189,763 shares of our common stock through December 2020 were approximately $11.6 million, after giving effect to commissions to Cowen as sales agent and initial expenses for executing the “at the market offering.” No shares were issued in 2021 under the Cowen ATM Agreement.

Underwritten Public Offerings

In September 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries, SVB Leerink LLC and Evercore Group, LLC (collectively, the “Underwriters”) for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering are approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In February 2020, we entered into an underwriting agreement with Oppenheimer & Co., Inc. for the sale and issuance of 1,000,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock (the “2020 Public Offering”). Each warrant has an exercise price of $16.50 per share, was exercisable immediately and expires on the fifth anniversary of the date of issuance. The 2020 Public Offering resulted in approximately $13.9 million of net proceeds to us after deducting underwriting commissions and discounts and other estimated offering expenses payable by us and excluding the proceeds from the exercise of the warrants.

Purchase Agreements

In October 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the applicable certificate of designations. During the year ended December 31, 2021, 138,050 shares of Series A Preferred Stock were converted into 9,203,732 shares of common stock.

In December 2019, we entered into the common stock Purchase Agreement with Aspire Capital, which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we sold to Aspire Capital 106,564 shares of common stock at $9.38 per share for proceeds of $1.0 million as the Initial Purchase Shares (as defined in the Purchase Agreement). During the year ended December 31, 2020, we sold to Aspire Capital 412,187 shares of our common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of December 31, 2021, we have the ability to sell an additional $10.2 million of shares of our common stock to Aspire Capital.

Summarized cash flows for the year ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(54,581)	$(29,779)
Investing activities	(74,292)	(50,481)
Financing activities	125,275	101,311
Total	$(3,598)	$21,051

Operating Activities

Net cash used in operating activities was $54.6 million for the year ended December 31, 2021, and primarily consisted of a net loss of $79.4 million, adjusted for non-cash items of $23.1 million (primarily share-based compensation of $14.5 million and a $7.5 million non-cash charge related to the issuance of common stock as payment for licensing fees to Xencor) and working capital adjustments of $1.7 million.

Net cash used in operating activities was $29.8 million for the year ended December 31, 2020, and primarily consisted of a net loss of $110.7 million, adjusted for non-cash items of $76.5 million (primarily IPR&D expense of $66.0 million that resulted from the acquisition of Private Viridian in October 2020, a $6.0 million non-cash charge related to the issuance of common stock as payment for certain licensing fees, and $3.6 million of share-based compensation expenses) and a $4.4 million increase in working capital.

Investing Activities

Net cash used in investing activities was $74.3 million during the year ended December 31, 2021, compared to net cash used in investing activities of $50.5 million during the year ended December 31, 2020. Net cash used in investing activities in 2021 primarily consisted of net purchases of investments of $74.0 million and property and equipment purchases of $0.3 million. Net cash used in investing activities of $50.5 million in 2020 consisted of net purchases of investments of $79.8 million, offset by $29.4 million of cash acquired in the acquisition of Private Viridian in October 2020.

Financing Activities

Net cash provided by financing activities was $125.3 million for the year ended December 31, 2021. Net cash provided by financing activities in 2021 was primarily driven by net proceeds of $107.3 million from the sale of common stock in 2021 through the 2021 Public Offering and the April 2021 ATM Agreement, $15.7 million in net proceeds from the sale of our Series B Preferred Stock, $1.3 million from the exercise of common stock warrants, and $1.0 million in proceeds from employee stock option exercises.

Net cash provided by financing activities was $101.3 million for the year ended December 31, 2020, and consisted primarily of $86.1 million in net proceeds from the sale of Series A Preferred Stock, $23.8 million in net proceeds from the sale of common stock warrants. These inflows were offset by $8.6 million in repayments of then outstanding notes payable.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the

Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2021, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 9, 2022, we changed our registered agent to Corporation Trust Center and our registered office to 1209 Orange Street, County of New Castle, Wilmington, Delaware 19801 pursuant to an amended and restated certificate of incorporation, filed with the Delaware Secretary of State on March 9, 2022 (the “Second Restated Certificate of Incorporation”). The Second Restated Certificate of Incorporation was approved by the Company’s Board of Directors in accordance with Delaware law. Pursuant to Delaware law, a stockholder vote was not necessary to effectuate the change in registered agent and registered office, and neither affects the rights of our stockholders.

A copy of the Second Restated Certificate of Incorporation is attached as Exhibit 3.1 to this Annual Report and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our 2022 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to our 2022 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our 2022 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our 2022 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Accounting Firm.”

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022				x
3.2	Amended and Restated Bylaws of the Registrant, effective as of January 20, 2021.	8-K	01/20/2021	3.3
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	09/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/14/2019	4.2
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	03/26/2021	4.5
10.1^	License Agreement, by and between the Registrant and ImmunoGen, dated as of October 12, 2020.	8-K	12/09/2020	10.1
10.2^	Technology License Agreement, by and between the Registrant and Xencor, Inc., dated as of December 16, 2020.	10-K	03/26/2021	10.2
10.3	Subscription Agreement, by and between the Registrant and Xencor, Inc., dated as of December 16, 2020.	10-K	03/26/2021	10.3
10.4	Subscription Agreement, by and between the Registrant and Xencor, dated as of December 2, 2021.				x
10.5+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-4	12/02/2016	10.32
10.6+	Employment Agreement by and between the Registrant and Jonathan Violin, dated as of January 15, 2021.	8-K	01/20/2021	10.1
10.7+	Employment Agreement by and between the Registrant and Barrett Katz, M.D., dated as of January 18, 2021.	10-K	03/26/2021	10.14
10.8+	Kristian Humer Employment Agreement, dated June 9, 2021	8-K	07/26/2021	1.1

10.9+	Amended and Restated 2016 Equity Incentive Plan.	10-K	03/26/2021	10.18
10.10+	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-4	12/02/2016	10.38
10.11+	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-Q	05/11/2017	10.12
10.12+	2016 Employee Stock Purchase Plan.	S-4	12/02/2016	10.39
10.13+	Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	S-8	11/24/2020	99.1
10.14+	Form of 2020 Incentive Stock Option Grant Notice under Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	10-K	03/26/2021	10.23
10.15+	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.16+	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.17	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.18	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.19	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.20	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.	10-K	03/13/2020	10.12.3
10.21	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.	10-Q	05/08/2020	10.2
10.22	Fifth Addendum to Lease by and between Registrant and Crestview LLC, dated as of March 26, 2021.	10-Q	08/12/2021	10.4
10.23	Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of January 13, 2020.	10-Q	11/05/2021	10.1
10.24	First Amendment to Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of July 6, 2021.	10-Q	11/05/2021	10.4
10.25^	Loan and Security Agreement, dated as of April 30, 2015, by and between the Registrant and Silicon Valley Bank.	S-4	12/02/2016	10.47
10.26	First Loan Modification Agreement, dated as of December 22, 2016, by and between the Registrant and Silicon Valley Bank.	S-4	01/04/2017	10.47.1
10.27	Amended and Restated Loan and Security Agreement between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.1
10.28	Deferral Agreement between Silicon Valley Bank and the Registrant effective as of April 6, 2020.	10-Q	05/08/2020	10.4
10.29	Common Stock Purchase Agreement, dated December 11, 2019 between the Registrant and Aspire Capital Fund, LLC.	8-K	12/11/2019	10.1
10.30	Registration Rights Agreement, dated December 11, 2019, by and between the Registrant and Aspire Capital Fund, LLC.	8-K	12/11/2019	4.1
10.31^	Securities Purchase Agreement, dated as of October 27, 2020, by and among the Registrant and each purchaser identified on Annex A thereto.	8-K	10/28/2020	10.1
10.32^	Registration Rights Agreement, dated as of October 30, 2020, by and among the Registrant and certain purchasers.	10-Q	11/12/2020	10.8
10.33	Open Market Sale AgreementSM, dated as of November 8, 2021, by and among the Registrant and Jefferies LLC	S-3	11/08/2021	1.2
21.1	Subsidiaries of the Registrant.				x
23.1	Consent of Independent Registered Public Accounting Firm.				x
24.1	Power of Attorney (included on signature page hereto).				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

^
Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Viridian agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Viridian may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[***],” may have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

+	Indicates management contract or compensatory plan
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
x	Filed/furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

VIRIDIAN THERAPEUTICS, INC.

1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viridian Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Viridian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accrued outsourced clinical trials and preclinical studies
As discussed in Notes 2 and 7 to the consolidated financial statements, accrued expenses for clinical trials and preclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. The estimates consider a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. Accrued liabilities for outsourced clinical trials and preclinical studies were $6.3 million as of December 31, 2021.

We identified the evaluation of accrued outsourced clinical trials and preclinical studies as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over the estimates of costs incurred by third
2

parties, including the factors described above, required subjective auditor judgment due to the nature of available evidence. Such evidence included communications from third parties regarding tasks completed, invoices received from third parties, and management’s analysis of expenses incurred against budgeted and contractual amounts.

The following are the primary procedures we performed to address this critical audit matter. For a selection of accrued liabilities for outsourced clinical trials and preclinical studies, we compared the relevant factors used by management to estimate the accrued expenses to contracts, invoices and third-party confirmations of contractual milestones and project status. We compared the Company’s estimate of costs accrued as of year-end to a selection of third-party invoices received after year-end, but prior to the issuance of the Company’s financial statements. We assessed the sufficiency of audit evidence obtained related to accrued outsourced clinical trials and preclinical studies by assessing the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
Boulder, Colorado
March 11, 2022

3

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$42,299	$45,897
Short-term investments	154,666	81,742
Prepaid expenses and other current assets	2,747	1,972
Unbilled revenue - related party	451	—
Total current assets	200,163	129,611
Property and equipment, net	375	309
Operating lease right-of-use asset, net	1,680	478
Other assets - related party	—	856
Other assets	1,491	1
Total assets	$203,709	$131,255

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,329	$670
Accrued liabilities	11,018	9,703
Current portion of deferred revenue - related party	289	301
Total current liabilities	13,636	10,674
Other liabilities - related party	1,149	501
Other liabilities	1,208	43
Total liabilities	15,993	11,218
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 260,437 and 398,487 shares issued and outstanding at December 31, 2021 and 2020, respectively	118,164	180,801
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 23,126 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	15,669	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 23,924,004 and 4,231,135 shares issued and outstanding at December 31, 2021 and 2020, respectively	239	42
Additional paid-in capital	412,101	218,089
Accumulated other comprehensive loss	(157)	(8)
Accumulated deficit	(358,300)	(278,887)
Total stockholders’ equity	187,716	120,037
Total liabilities and stockholders’ equity	$203,709	$131,255

See accompanying notes to these consolidated financial statements.
4

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Collaboration revenue (related party - $2,963 and $54 at December 31, 2021 and 2020, respectively)	$2,963	$735
Grant revenue	—	315
Total revenue	2,963	1,050
Operating expenses:
Research and development	56,886	28,304
General and administrative	25,805	13,265
Acquired in-process research and development	—	69,861
Total operating expenses	82,691	111,430
Loss from operations	(79,728)	(110,380)
Other income (expense):
Interest and other income	318	173
Interest and other expense	(3)	(508)
Net loss	(79,413)	(110,715)
Change in unrealized loss on investments	(149)	(8)
Comprehensive loss	$(79,562)	$(110,723)

Net loss	$(79,413)	$(110,715)
Net loss per share, basic and diluted	$(6.66)	$(31.13)
Weighted-average shares used to compute basic and diluted net loss per share	11,918,712	3,557,065

See accompanying notes to these consolidated financial statements.
5

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	—	$—	2,324,126	$23	$183,900	$—	$(168,169)	$15,754
Adjustment from adoption of ASC 842	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of convertible preferred stock and common stock and warrants in the 2020 Public Offering, net of issuance costs	195,290	86,122	—	—	1,000,000	10	13,857	—	—	99,989
Issuance of preferred and common stock upon acquisition of Viridian	203,197	94,682	—	—	72,131	1	678	—	—	95,361
Adjustment for fractional shares resulting from reverse stock split and acquisition of Viridian	—	(3)	—	—	(2,756)	—	(44)	—	—	(47)
Issuance of common stock pursuant to a 2019 stock purchase agreement, net of issuance costs	—	—	—	—	412,187	4	8,782	—	—	8,786
Issuance of common stock under the 2017 ATM, net of issuance costs	—	—	—	—	65,004	1	669	—	—	670
Issuance of common stock under license agreement	—	—	—	—	322,407	3	5,997	—	—	6,000
Issuance of common stock upon exercise of warrants	—	—	—	—	33,333	—	550	—	—	550
Issuance of common stock for cash upon the exercise of stock options under equity incentive plans	—	—	—	—	2,203	—	29	—	—	29
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	2,500	—	26	—	—	26
Share-based compensation expense	—	—	—	—	—	—	3,629	—	—	3,629
Employee stock purchase plan expense	—	—	—	—	—	—	16	—	—	16
Change in unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(110,715)	(110,715)
Balance as of December 31, 2020	398,487	180,801	—	—	4,231,135	42	218,089	$(8)	(278,887)	120,037
Issuance of common stock upon the conversion of convertible preferred stock	(138,050)	(62,637)	—	—	9,203,732	92	62,545	—	—	—
Issuance of Series B preferred stock and common stock in the 2021 Public Offering, net of issuance costs of $1,291 and $5,983, respectively	—	—	23,126	15,669	7,344,543	73	74,734	—	—	90,476
Issuance of common stock upon exercises of warrants	—	—	—	—	77,871	1	1,284	—	—	1,285
Issuance of common stock for exercises of stock options	—	—	—	—	106,831	1	1,026	—	—	1,027
Issuance of common stock upon the vesting of restricted stock units	—	—	—	—	10,574	—	—	—	—	—
Issuance of common stock, 2021 ATM, net of issuance costs of $1,004	—	—	—	—	2,551,269	26	32,423	—	—	32,449
Issuance of common stock under license agreement	—	—	—	—	394,737	4	7,496			7,500
6

Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	3,312	—	39	—	—	39
Share-based compensation expense	—	—	—	—	—	—	14,442	—	—	14,442
Employee stock purchase plan expense	—	—	—	—	—	—	23	—	—	23
Change in unrealized gain on investments	—	—	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	—	—	(79,413)	(79,413)
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
See accompanying notes to these consolidated financial statements.
7

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(79,413)	$(110,715)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash portion of acquired IPR&D	—	65,990
Issuance of common stock under license agreement	7,500	6,000
Share-based compensation expense	14,465	3,645
Amortization of financing issuance costs	87	281
Non-cash interest expense	—	263
Depreciation and amortization	120	239
Amortization of premiums and discounts on available-for-sale securities	965	56
Realized gain on investments	(4)	—
Loss on sale of equipment	77	—
Other	—	35
Non-cash lease expenses	(102)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,496)	(159)
Accounts payable	1,655	(426)
Accrued and other liabilities	1,380	5,012
Unbilled revenue	(451)	—
Deferred revenue	636	—
Net cash used in operating activities	(54,581)	(29,779)
Cash flows from investing activities:
Purchases of short-term investments	(188,431)	(81,807)
Proceeds from sale of short-term investments	67,538	—
Cash acquired in acquisition of Private Viridian	—	29,371
Proceeds from maturities of short-term investments	46,860	2,000
Proceeds from sale of property and equipment	79	—
Purchases of property and equipment, net	(338)	(42)
Other	—	(3)
Net cash used in investing activities	(74,292)	(50,481)
Cash flows from financing activities:
Proceeds from the issuance of Series B preferred stock	16,960	—
Proceeds from the issuance of Series A preferred stock	—	90,997
Payment of issuance costs associated with the issuance of preferred stock	(1,291)	(4,875)
Proceeds from the sale of common stock, the 2021 Public Offering and April 2021 ATM	114,242	—
Proceeds from the sale of common stock and warrants in 2020	—	25,104
Proceeds from the exercise of warrants	1,285	—
Payment of issuance costs associated with the issuance of common stock and warrants	(6,987)	(1,304)
Proceeds from issuance of common stock for exercised stock options	1,027	—
Proceeds from stock purchases under employee stock purchase plan	39	—
Payments of principal of notes payable	—	(10,293)
Proceeds from the issuance of notes payable	—	1,726
Fractional share payment – reverse split	—	(44)
Net cash provided by financing activities	125,275	101,311
8

Net increase (decrease) in cash and cash equivalents	(3,598)	21,051
Cash and cash equivalents at beginning of period	45,897	24,846
Cash and cash equivalents at end of period	$42,299	$45,897
Supplemental disclosure of cash flow information
Interest paid	$—	$267
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	$4	$—
Amortization of public offering costs	$87	$32

See accompanying notes to these consolidated financial statements.
9

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS

Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-002, is a distinct anti-IGF-1R antibody that incorporates half-life extension technology, and is designed to support administration as a convenient, low-volume, subcutaneous injection. TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. The Company’s second product candidate, VRDN-002, is a distinct anti-IGF-1R antibody that incorporates half-life extension technology, and is designed to support administration as a convenient, low-volume, subcutaneous injection.

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
November 2021 Open Market Sale Agreement
On November 8, 2021, the Company entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”), relating to shares of its common stock. In accordance with the terms of the November 2021 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the November 2021 ATM Agreement. As of December 31, 2021, no shares have been sold under the November 2021 ATM Agreement with Jefferies.

Liquidity
The accompanying consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s Common Stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through December 31, 2021, the Company has generated an accumulated deficit of $358.3 million. The Company expects to continue to generate operating losses in the foreseeable future.
The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative
10

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
As of December 31, 2021, the Company had approximately $197.0 million in cash, cash equivalents, and short-term investments. As of the issuance date of these consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Viridian Therapeutics Europe Limited and Viridian Therapeutics S.à.r.l., both of which were formed for the sole purpose of submitting regulatory filings in Europe, and Viridian Securities Corporation, which was formed in July 2021. The Company’s subsidiaries have no employees or operations.
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
Risk and Uncertainties – Impact of the COVID-19 Pandemic
The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The virus continues to spread globally and the impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.
The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, manufacturing delays or disruptions, and its ability to raise capital. As of December 31, 2021, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.

11

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
The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash, cash equivalents and short-term investments balance.
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for clinical trial costs and other outsourced research and development expenses, and the valuation of share-based awards. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
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
12

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
13

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
Share-Based Compensation
The Company accounts for share-based compensation expense to employees and non-employees based on their fair values on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company recognizes share-based compensation expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures.
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
14

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
Fair Value Measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of observable in puts. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs utilizes observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
•Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.
The Company accounts for warrants to purchase its common stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 5. Investments and Fair Value Measurements) and any changes in fair value are reflected in interest and other expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 11. Warrants.
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
Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s existing operating lease assets and liabilities were recognized on January 1, 2020, the date of transition to Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). After January 1, 2020, the Company’s operating lease assets and
15

liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 9. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into common stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity. In September 2021, the Company issued Series B Preferred Stock with conversion rights which the Company has classified as permanent equity in its consolidated balance sheets.

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2021 and 2020.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the consolidated statements of changes in stockholders’ equity. The Company had unrealized losses on investments of $0.1 million and $8 thousand during the years ended December 31, 2021 and 2020, respectively.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2021 and 2020.
16

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

17

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the years ended December 31, 2021 and 2020, the Company recognized $3.0 million and $54 thousand of collaboration revenue related to the Zenas Agreements, respectively.
As of December 31, 2021, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.

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
18

As the Servier Collaboration Agreement was terminated in February 2020, no revenue was recorded under the Servier Collaboration Agreement subsequent to March 31, 2020.

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company’s investments consisted of the following as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$42,199	$—	$—	$42,199
U.S. treasury securities	22,215	—	(54)	22,161
U.S. corporate paper and bonds	128,005	6	(94)	127,917
International corporate bond holdings	4,603	—	(15)	4,588
Total	$197,022	$6	$(163)	$196,865

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$45,960	$—	$—	$45,960
U.S. treasury securities	81,750	—	(8)	81,742
Total	$127,710	$—	$(8)	$127,702

As of December 31, 2021, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company had realized gains of $4 thousand and zero in its available for sale securities for the years ended December 31, 2021 and 2020, respectively. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

19

	Fair Value Measurements at December 31, 2021, Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$42,199	$—	$—	$42,199
Short-term investments:
U.S. treasury securities	—	22,161	—	22,161
U.S. corporate paper and bonds	—	127,917	—	127,917
International corporate bond holdings	—	4,588	—	4,588
Total cash equivalents and short-term investments	$42,199	$154,666	$—	$196,865

Liabilities:
Preferred stock warrants (included in accrued and other liabilities)	$—	$—	$100	$100

	Fair Value Measurements at December 31, 2020, Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$45,960	$—	$—	$45,960
Short-term investments:
U.S. treasury securities	—	81,742	—	81,742
Total cash equivalents and short-term investments	$45,960	$81,742	$—	$127,702

Liabilities:
Preferred stock warrants (included in accrued and other liabilities)	$—	$—	$100	$100

6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Lab equipment	$775	$2,509
Leasehold improvements	749	741
Computer hardware and software	430	336
Furniture and fixtures	197	166
Property and equipment, gross	2,151	3,752
Less: accumulated depreciation and amortization	(1,776)	(3,443)
Property and equipment, net	$375	$309

During the year ended December 31, 2021, certain lab equipment related to certain legacy microRNA programs associated with Miragen met the criteria to be classified and were reclassified as held for sale and included in prepaid expenses and other current assets. The assets held for sale totaled $0.1 million, which was the net book value on the date of transfer. During the year ended December 31, 2021, the Company sold the equipment, received proceeds of approximately $0.1 million and recorded a loss of approximately $0.1 million.

20

During the years ended December 31, 2021 and 2020, depreciation and amortization expense was $0.1 million and $0.2 million, respectively. Depreciation and amortization expense is recorded primarily in research and development expense on the consolidated statements of operations and comprehensive loss.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$6,316	$5,400
Accrued employee compensation and related taxes	3,652	1,963
Operating lease liability, short-term	520	455
Accrued legal fees and expenses	80	380
Accrued other professional service fees	140	796
Value of liability-classified stock purchase warrants	100	100
License agreement liability	—	86
Other accrued liabilities	210	523
Total accrued liabilities	$11,018	$9,703

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

Paycheck Protection Program Loan

In April 2020, the Company received approximately $1.7 million in loan funding under the Paycheck Protection Program (the “PPP”), which was established pursuant to the Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company (the “Note”) in the principal amount of approximately $1.7 million to Silicon Valley Bank (the “Bank”). Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. On December 18, 2020, the PPP Loan, including accrued interest, was repaid to the Bank. As of December 31, 2021 and 2020, there were no amounts outstanding under the PPP Loan.

9. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.
In October 2020, in connection with the closing of the Private Viridian acquisition, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. Out of these development milestones payments, in December 2021 the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an Investigational New Drug (“IND”) application for VRDN-001 with the U.S. Food and Drug Administration. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty
21

payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country.
License Agreements with Xencor, Inc.
In December 2021, the Company entered into a subsequent technology license agreement with Xencor (the “2021 Xencor License Agreement”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, Xencor the Company received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, the Company issued 394,737 shares of our common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, if successful, for each licensed product, the Company would be obligated to make future milestone payments of up to $27.75 million, which includes development milestone payments of up to $4.75 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that the Company successfully commercializes, it would be responsible for royalty payments equal to a percentage in the mid-single digits of net sales.

In December 2020, the Company entered into a license agreement (the “Xencor License Agreement”) with Xencor, Inc. (“Xencor”), under which Xencor granted the Company rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R indications. In consideration for rights granted by Xencor, the Company issued 322,407 shares of its common stock in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, the Company is obligated to make future development milestone payments of up to $30.0 million. Additionally, if the Company successfully commercializes any product candidate subject to the Xencor License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of products containing the licensed technology in each country until the later of (i) the expiration of the last patent claim subject to the Xencor License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained, or (iii) the 12th anniversary of the date of the first commercial sale.

Contingent Value Rights Agreement
In accordance with the Merger Agreement, on November 4, 2020, the Company and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of the Company’s common stock as of November 6, 2020, other than former stockholders of Private Viridian, was entitled to one contractual contingent value right issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of its common stock held by such holder. The CVR Agreement terminated as of December 31, 2021 and no CVRs were issued under the CVR Agreement.

Lease Obligations

The Company is party to a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space. The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to three terms of three years each. Minimum base lease payments under the lease agreement, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.

In April 2021, the Company entered into a sublease with Cogent Biosciences, Inc. (“Cogent”) for its Colorado-based office and lab space, which was subsequently amended in November 2021 to extend the term of the sublease. As of the sublease inception date, Fairmount Funds Management LLC beneficially owned more than 5% of the Company’s common stock and Cogent’s capital stock. Under the terms of the current sublease, which expires on April 30, 2022, Cogent will pay the Company an
22

aggregate of $0.2 million in rent payments plus related taxes and lease operating costs. The sublease was negotiated on an arm’s-length basis and is a market-rate transaction on terms that the Company believes are no less favorable than would have been reached with an unrelated third party.

In connection with the acquisition of Private Viridian, the Company became party to a multi-year, non-cancelable lease agreement in October 2020 for its Massachusetts-based office space (the “Original Lease”). The Original Lease included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. Upon assumption of the Original Lease, the Company recognized a right-of-use asset and corresponding lease liability for the Original Lease of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. In July 2021, the Company amended the Original Lease to increase its Massachusetts-based office space (the “Amended Lease”). The office space leased under the Original Lease will expire in February 2023 and the additional office space leased under the Amended Lease will expire in October 2024.
Consolidated future minimum lease payments as of December 31, 2021 were approximately $1.9 million through 2025. As of December 31, 2021, the Company’s operating lease obligations were reflected as operating lease liabilities of $0.5 million as accrued liabilities and $1.2 million as other liabilities in the Company’s consolidated balance sheets.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.5 million for the year ended December 31, 2021, which was included in operating expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2020, lease rental expense, and the corresponding cash outflow, was approximately $0.3 million.
The Company is also required to pay for operating expenses related to the leased space, which were $0.3 million for both of the years ended December 31, 2021 and 2020. The operating expenses are incurred separately and were not included in the present value of lease payments.

10. CAPITAL STOCK
Common Stock

Under the Company’s restated certificate of incorporation, the Company is authorized to issue 205,000,000 shares of its stock, of which 200,000,000 shares have been designated as common stock and 5,000,000 shares have been designated as Preferred Stock, both with a par value of $0.01 per share. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of a majority of the Company’s stock who are entitled to vote. Each share of common stock is entitled to one vote. The holders of common stock are entitled to receive dividends when and as declared or paid by its board of directors.
Common Stock Sales Agreements

Jefferies LLC

In November 2021, the Company entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies, relating to shares of its common stock. In accordance with the terms of the November 2021 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the November 2021 ATM Agreement. As of December 31, 2021, no shares have been sold under the November 2021 ATM Agreement with Jefferies.

In April 2021, the Company entered into an Open Market Sale AgreementSM (the “April 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the April 2021 ATM Agreement. Through December 31, 2021, the Company sold an aggregate of 2,551,269 shares of common stock pursuant to the terms of the April 2021 ATM Agreement, at a volume weighted-average price of $13.13 per share, for aggregate net proceeds of approximately $32.4 million, including commissions to Jefferies as sales agent. The April 2021 ATM Agreement was replaced by the November 2021 ATM Agreement.
23

Cowen and Company LLC

In March 2017, the Company entered into a Common Stock Sales Agreement (the “2017 ATM Agreement”) with Cowen and Company LLC (“Cowen”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as its sales agent in an “at the market” offering. Cowen received a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. The Company terminated the 2017 ATM Agreement with Cowen in April 2021. Since March 2017 and through December 31, 2020, the Company sold, pursuant to the terms of the 2017 ATM Agreement, an aggregate of 189,763 shares of common stock for aggregate net proceeds of approximately $11.6 million, including initial expenses for executing the “at the market offering” and commissions to Cowen as sales agent. No shares were issued during the year ended December 31, 2021, relating to the 2017 ATM Agreement with Cowen.

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

During the year ended December 31, 2020, the Company sold to Aspire Capital 412,187 shares of common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of December 31, 2021, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
24

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
Common Stock Public Offering
2021 Underwritten Public Offering

In September 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries LLC, SVB Leerink LLC and Evercore Group, LLC (collectively, the “Underwriters”) for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (collectively the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering are approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

2020 Underwritten Public Offering

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

Preferred Stock

As of December 31, 2021, the Company had 260,437 shares of Series A Preferred Stock and 23,126 shares of Series B Preferred Stock outstanding. Under the Company’s restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

Series A Preferred Stock

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
25

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

As of December 31, 2020, no Series A Preferred Stock had been converted. During the year ended December 31, 2021, 138,050 shares of Series A Preferred Stock were converted into 9,203,732 shares of common stock.

Series B Preferred Stock

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

Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, or (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of December 31, 2021, none of the 23,126 shares of Series B Preferred Stock has been converted into common stock.

11. WARRANTS
The following table presents information about the Company’s outstanding warrants:

26

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at December 31, 2021	Remaining Contractual Life at December 31, 2021 (No. Years)
	December 31,
	2021	2020
Liability-classified warrants
Issued April 2017	781	781	$127.95	3.33

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	8.73
Issued February 2020 (2)	388,796	466,667	$15.28	3.12
Issued November 2017	1,606	1,606	$0.41	2.87
Subtotal	419,848	497,719	$15.70
Total warrants	420,629	498,500	$15.91
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the year ended December 31, 2021 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2020	498,500	$16.00
Exercised	(77,871)	$16.50
Outstanding at December 31, 2021	420,629

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

27

12. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”)

Upon closing of the Merger, the Company assumed all outstanding options issued under the 2020 Plan. The terms and conditions for each assumed option were substantially the same as prior to the Merger, including that the assumed options remained subject to the terms and conditions of the 2020 Plan, provided that each assumed option are exercisable for shares of the Company’s common stock and the number of shares issuable upon exercise of, and the exercise price per share for, each assumed option has been appropriately adjusted to give effect to the Merger.
The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. All employees and non-employee directors are eligible to participate in the 2016 Plan. Incentive stock options may be granted under the 2016 Plan only to employees and employees of the Company’s affiliates. The term of stock options granted under the 2016 Plan may not exceed ten years.

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

In July 2021, the Company granted stock options outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.

Options granted under the Equity Incentive Plans, as well as the Inducement Awards, have an exercise price equal to the market value of the common stock at the date of grant and expire ten years from the date of grant. Generally, options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months. The Company has also granted options that vest in equal monthly or quarterly amounts over periods up to 48 months.
As of December 31, 2021, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	720,000	—
2020 Plan	746,386	1,030,549
2016 Plan	2,216,940	1,125,396
2008 Plan	513	—
Total	3,683,839	2,155,945

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
28

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,033,256	$15.34	8.56	$11,427
Granted	3,437,690	20.56
Exercised	(106,831)	9.61
Forfeited or expired	(680,276)	(33.94)
Outstanding at December 31, 2021	3,683,839	16.94	8.94	$15,969
Vested or expected to vest as of December 31, 2021	3,683,839	$16.94	8.94	$15,969
Exercisable as of December 31, 2021	618,293	$15.92	7.33	$4,167
Vested as of December 31, 2021	618,293	$15.92	7.33	$4,167

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

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the years ended December 31, 2021 and 2020 was $17.50 and $11.44, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected term, in years	5.92	5.55
Expected volatility	117.7%	118.1%
Risk-free interest rate	0.8%	0.4%
Expected dividend yield	—%	—%
Weighted average exercise price	$20.56	$3.59

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of December 31, 2021, the Company had 83,437 shares available for issuance and 14,050 cumulative shares had been issued under the ESPP.

29

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$4,701	$861
General and administrative	9,764	2,784
Total share-based compensation expense	$14,465	$3,645

As of December 31, 2021, the Company had $45.1 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.17 years.

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

Potentially dilutive securities include the following:

	December 31,
	2021	2020
	(in thousands)
Series A Preferred Stock, as converted to shares of common stock	17,363	26,567
Series B Preferred Stock, as converted to shares of common stock	1,542	—
Options to purchase common stock	3,684	1,033
Warrants to purchase common stock	421	499
Total	23,010	28,099

14. INCOME TAXES
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.
Since its inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. This amount differs from the amount computed by applying the U.S. federal income tax rate of 21% to pretax loss due to the provision of a valuation allowance to the extent of the Company’s net deferred tax asset, as well as to state income taxes and nondeductible expenses.
30

The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Federal and state tax credits	1.5	0.4
State income taxes, net of federal benefit	8.3	1.3
Change in valuation allowance	(28.5)	15.8
IPR&D	0.0	(12.9)
Other permanent items	—	(0.9)
Section 382 limit	—	(24.9)
Stock-based compensation	(2.3)	0.2
Effective income tax rate	—%	—%
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$40,992	$22,622
Tax credits	1,686	494
Accruals and reserves	3,055	2,037
Stock-based expense	3,123	1,571
Start-up costs	5,013	2,467
Total deferred tax assets	53,869	29,191
Valuation allowance	(53,430)	(29,073)
Net deferred tax assets	439	118

Deferred tax liabilities:
Operating lease right-of-use asset, net	(439)	(118)
Total deferred tax liabilities	(439)	(118)
Total deferred tax assets, net	$—	$—
At December 31, 2021, the Company had approximately $157.8 million and $1.7 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2029. At December 31, 2021, the Company had approximately $168.9 million of state net operating loss carryforwards which will begin to expire in 2030. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions during 2020, the Company estimated an aggregate limitation on the utilization of net operating loss carryforwards of $59.0 million as of December 31, 2020. In addition to the limitation of net operating losses of $59.0 million, approximately $15.3 million of research and development tax credits were derecognized as of December 31, 2020, with the inability of the Company to ever realize a benefit from those credits in the future. The Company determines on an annual basis whether net operating loss carryforwards will be limited. The Company will continue to evaluate changes in ownership and the related limitations on a go forward basis.

As of December 31, 2021 and 2020, the Company’s net deferred tax assets before valuation allowance was $53.4 million and $29.1 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or
31

projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2021 and 2020. The change in valuation allowance was an increase of $24.4 million in 2021 and an increase of $17.2 million in 2020.

The Company concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2021 and 2020. As of December 31, 2021 and 2020, the Company had no accrued interest related to uncertain tax positions.
The Company’s federal and state returns for 2018 through 2021 remain open to examination by tax authorities.

15. SUBSEQUENT EVENTS
None.
32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRIDIAN THERAPEUTICS, INC.

Date: March 11, 2022	By:	/s/ Jonathan Violin
Jonathan Violin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Violin and Kristian Humer, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Violin	President, Chief Executive Officer, and Director	March 11, 2022
Jonathan Violin	(Principal Executive Officer)

/s/ Kristian Humer	Chief Financial Officer	March 11, 2022
Kristian Humer	(Principal Financial Officer; Principal Accounting Officer)

/s/ Tomas Kiselak	Chairman of the Board	March 11, 2022
Tomas Kiselak

/s/ Peter Harwin	Director	March 11, 2022
Peter Harwin

/s/ Arlene Morris	Director	March 11, 2022
Arlene Morris

/s/ Jennifer Moses	Director	March 11, 2022
Jennifer Moses