Form 10-Q
period 2022-03-31
Viridian Therapeutics, Inc.\DE
filed 2022-05-13
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
 or
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
(Former name, former address and former fiscal year, if changed since last report): N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 9, 2022, there were 27,927,423 shares of the registrant’s common stock outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, as described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission (“SEC”) in the future. You are advised to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$30,858	$42,299
Short-term investments	144,570	154,666
Prepaid expenses and other current assets	3,439	2,747
Unbilled revenue - related party	522	451
Total current assets	179,389	200,163
Property and equipment, net	691	375
Operating lease right-of-use asset	1,543	1,680
Other assets	1,542	1,491
Total assets	$183,165	$203,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,538	$2,329
Accrued liabilities	11,560	11,018
Current portion of deferred revenue - related party	288	289
Total current liabilities	14,386	13,636
Deferred revenue - related party	1,077	1,149
Other liabilities	1,060	1,208
Total liabilities	16,523	15,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 212,566 and 260,437 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	96,442	118,164
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 23,126 shares issued and outstanding as of March 31, 2022 and December 31, 2021	15,669	15,669
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,169,422 and 23,924,004 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	272	239
Additional paid-in capital	439,187	412,101
Accumulated other comprehensive loss	(935)	(157)
Accumulated deficit	(383,993)	(358,300)
Total stockholders’ equity	166,642	187,716
Total liabilities and stockholders’ equity	$183,165	$203,709

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration revenue - related party	$216	$1,451

Operating expenses:
Research and development	17,746	13,806
General and administrative	8,359	6,160
Total operating expenses	26,105	19,966
Loss from operations	(25,889)	(18,515)
Other income:
Interest and other income	196	55
Net loss	(25,693)	(18,460)
Change in unrealized loss on investments	(778)	(13)
Comprehensive loss	$(26,471)	$(18,473)

Net loss	$(25,693)	$(18,460)
Net loss per share, basic and diluted	$(0.98)	$(2.91)
Weighted-average shares used to compute basic and diluted net loss per share	26,126,092	6,336,347

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
Issuance of common stock upon the conversion of convertible preferred stock	(47,871)	(21,722)	—	—	3,191,555	33	21,689	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	47,735	—	667	—	—	667
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	6,128	—	71	—	—	71
Share-based compensation expense	—	—	—	—	—	—	4,659	—	—	4,659
Change in unrealized loss on investments	—	—	—	—	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	—	—	—	—	(25,693)	(25,693)
Balance as of March 31, 2022	212,566	$96,442	23,126	$15,669	27,169,422	$272	$439,187	$(935)	$(383,993)	$166,642

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	—	$—	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	—	—	2,911,071	29	19,782	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	56,935	1	939	—	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	31,249	—	307	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	980	—	12	—	—	12
Share-based compensation expense	—	—	—	—	—	—	3,175	—	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	$160,990	—	$—	7,231,370	$72	$242,304	$(21)	$(297,347)	$105,998

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,693)	$(18,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,659	3,175
Depreciation and amortization	40	33
Amortization of premiums and discounts on available-for-sale securities	274	232
Other	47	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(740)	(3,622)
Unbilled revenue - related party	(71)	1,382
Deferred revenue - related party	(72)	(149)
Accounts payable	31	2,715
Accrued and other liabilities	483	3,160
Net cash used in operating activities	(21,042)	(11,539)
Cash flows from investing activities:
Purchases of short-term investments	(5,192)	(56,652)
Proceeds from maturities of short-term investments	14,234	67,539
Purchase of property and equipment, net	(179)	(15)
Net cash provided by investing activities	8,863	10,872

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercises of warrants	—	940
Proceeds from issuance of common stock upon the exercise of stock options	667	307
Proceeds from the issuance of common stock for cash under employee stock purchase plan	71	12
Net cash provided by financing activities	738	1,259
Net increase (decrease) in cash and cash equivalents	(11,441)	592
Cash and cash equivalents at beginning of period	42,299	45,897
Cash and cash equivalents at end of period	$30,858	$46,489
Supplemental disclosure of cash flow information
Purchase of property and equipment in accounts payable	$177	$—

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-002, is a distinct anti-IGF-1R antibody that incorporates half-life extension technology, and is designed to be administered as a convenient, low-volume, subcutaneous injection. TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. In addition to developing therapies for TED, the Company is executing a similar strategic approach to identify opportunities in other rare and/or serious disease indications.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through March 31, 2022, the Company has generated an accumulated deficit of $384.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of March 31, 2022, the Company had approximately $175.4 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

The Company will continue to require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions, including those resulting from the ongoing COVID-19 pandemic.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), or the Financial Accounting Standards Board (“FASB”).
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries have no employees or operations. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 11, 2022 (the “2021 Annual Report on Form 10-K”). The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Risk and Uncertainties – Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The virus continues to spread globally and the impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.
The spread of COVID-19 has caused the Company to modify its business practices, including implementing an optional work-from-home policy for all employees who are able to perform their duties remotely and modified travel restrictions for employee travel pursuant to certain company guidelines, and it expects to continue to take actions as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, manufacturing delays or disruptions, and its ability to raise capital. As of March 31, 2022, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.

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
Use of Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for clinical trial costs and other outsourced research and development expenses, and the valuation of share-based awards. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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
Share-Based Compensation
The Company accounts for share-based compensation expense to employees and non-employees based on the fair value of each stock option or award on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company recognizes share-based compensation expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures.

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
The Company accounts for warrants to purchase its common stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 3. Fair Value Measurements) and any changes in fair value are reflected in interest and other expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 8. Warrants.

Fair Value of Financial Instruments
Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.
The Company accounts for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in interest and other expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 8. Warrants.
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
Operating Lease Right-of-Use Asset
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities pursuant to the guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 6. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.

Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into common stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity. In September 2021, the Company issued Series B Preferred Stock with conversion rights which the Company has classified as permanent equity.

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2022 and 2021.

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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Money market funds	$30,758	$—	$—	$30,758
U.S. treasury securities	27,358	1	(252)	27,107
U.S. corporate paper and bonds	113,562	—	(639)	112,923
International corporate bond holdings	4,585	—	(45)	4,540
Total	$176,263	$1	$(936)	$175,328

December 31, 2021
Money market funds	$42,199	$—	$—	$42,199
U.S. treasury securities	22,215	—	(54)	22,161
U.S. corporate paper and bonds	128,005	6	(94)	127,917
International corporate bond holdings	4,603	—	(15)	4,588
Total	$197,022	$6	$(163)	$196,865

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of March 31, 2022, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company had zero and $4 thousand in realized gains in its available for sale securities during the three months ended March 31, 2022 and 2021, respectively. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Assets:
Cash equivalents:
Money market funds	$30,758	$—	$—	$30,758
Short-term investments:
U.S. treasury securities	—	27,109	—	27,109
U.S. corporate paper and bonds	—	112,923	—	112,923
International corporate bond holdings	—	4,538	—	4,538
Total cash equivalents and short-term investments	$30,758	$144,570	$—	$175,328

December 31, 2021
Assets:
Cash equivalents:
Money market funds	$42,199	$—	$—	$42,199
Short-term investments:
U.S. treasury securities	—	22,161	—	22,161
U.S. corporate paper and bonds	—	127,917	—	127,917
International corporate bond holdings	—	4,588	—	4,588
Total cash equivalents and short-term investments	$42,199	$154,666	$—	$196,865

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$8,647	$6,316
Accrued employee compensation and related taxes	1,548	3,652
Operating lease liability, short-term	579	520
Accrued legal fees and expenses	272	80
Accrued other professional service fees	131	140
Value of liability-classified stock purchase warrants	100	100
Other accrued liabilities	283	210
	$11,560	$11,018

5. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, the Company became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. The license agreement and subsequent letter agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.

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

At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million and $1.5 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of March 31, 2022, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.
In January 2022, the Company and Paragon Therapeutics, Inc. (“Paragon”) entered into an antibody and discovery option agreement (the “Paragon Agreement”) under which the Company and Paragon will cooperate to develop one or more antibodies. Under the terms of the Paragon Agreement, Paragon will perform certain development activities in accordance with an agreed upon research plan, and the Company will pay Paragon agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. The Paragon Agreement stipulates a final deliverable to the Company comprising of a report summarizing the experiments and processes performed under the research plan (the “Final Deliverable”).

Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Program will terminate. In consideration for Paragon's grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. The non-refundable upfront fee is separate from any development costs or cost advance paid or owing with respect to the specified program.

As of March 31, 2022, the Paragon Agreement is considered a related party transaction because Fairmount Funds Management LLC beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount Funds Management LLC and Fair Journey Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

6. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.

In October 2020, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. In December 2021, the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an Investigational New Drug (“IND”) application for VRDN-001 with the U.S. Food and Drug Administration. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country.

License Agreements with Xencor, Inc.

In December 2021, the Company entered into a subsequent technology license agreement with Xencor (the “2021 Xencor License Agreement”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, the Company received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, the Company issued 394,737 shares of its common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, if successful, for each licensed product, the Company would be obligated to make future milestone payments of up to $27.8 million, which includes development milestone payments of up to $4.8 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that the Company successfully commercializes, it would be responsible for royalty payments equal to a percentage in the mid-single digits of net sales.

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

In April 2021, the Company entered into a sublease with Cogent Biosciences, Inc. (“Cogent”) for its Colorado-based office and lab space, which was subsequently amended in November 2021 to extend the term of the sublease. As of the sublease inception date, Fairmount Funds Management LLC beneficially owned more than 5% of the Company’s common stock and Cogent’s capital stock. Under the terms of the sublease, which expires in June 2022, Cogent will pay the Company an aggregate of $0.2 million in rent payments plus related taxes and lease operating costs. The sublease was negotiated based on market rates and is on terms that the Company believes are no less favorable than would have been reached with an unrelated third party.

In October 2020, the Company became party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (the “Original Lease”). The Original Lease included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. Upon assumption of the Original Lease, the Company recognized a right-of-use asset and corresponding lease liability for the Original Lease of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. In July 2021, the Company amended the Original Lease to increase its Massachusetts-based office space (the “Amended Lease”). The office space leased under the Original Lease will expire in February 2023 and the additional office space leased under the Amended Lease will expire in October 2024.

Consolidated future minimum lease payments as of March 31, 2022, were approximately $1.8 million through 2025. As of March 31, 2022, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $1.1 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million for the three months ended March 31, 2022 and 2021, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.

The Company is also required to pay for operating expenses related to the leased space, which were $51 thousand and $54 thousand for the three months ended March 31, 2022 and 2021, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

7. CAPITAL STOCK
Common Stock
Under the Company’s second restated certificate of incorporation, the Company is authorized to issue 205,000,000 shares of its stock, of which 200,000,000 shares have been designated as common stock and 5,000,000 shares have been designated as Preferred Stock, both with a par value of $0.01 per share. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of a majority of the Company’s stock who are entitled to vote. Each share of common stock is entitled to one vote. The holders of common stock are entitled to receive dividends when and as declared or paid by its board of directors.
Common Stock Sales Agreements
Jefferies LLC
In November 2021, the Company entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies, relating to shares of its common stock. In accordance with the terms of the November 2021 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the November 2021 ATM Agreement. As of March 31, 2022, no shares have been sold under the November 2021 ATM Agreement with Jefferies.
In April 2021, the Company entered into an Open Market Sale AgreementSM (the “April 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the April 2021 ATM Agreement. The April 2021 ATM Agreement was replaced by the November 2021 ATM Agreement. Through December 31, 2021 (prior to its termination), the Company sold an aggregate of 2,551,269 shares of common stock pursuant to the terms of the April 2021 ATM Agreement, at a volume weighted-average price of $13.13 per share, for aggregate net proceeds of approximately $32.4 million, including commissions to Jefferies as sales agent.
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
Through December 31, 2020, the Company has sold to Aspire Capital 412,187 shares of common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2021. As of March 31, 2022, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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

Preferred Stock
Under the Company’s second restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of preferred stock, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.
Series A Preferred Stock
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (ii) alter or amend the Certificate of Designation, (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (iv) increase the number of authorized shares of Series A Preferred Stock, (v) at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (vi) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible into 66.67 shares of common stock at any time at the option of the holder thereof, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.
As of December 31, 2021, there were 260,437 shares of Series A Preferred Stock outstanding. During the three months ended March 31, 2022, 47,871 shares of Series A Preferred Stock were converted into 3,191,555 shares of common stock. As of March 31, 2022 there were 212,566 shares of Series A Preferred Stock outstanding.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of December 31, 2021, there were 23,126 shares of Series B Preferred Stock outstanding. No shares of Series B Preferred Stock were converted into common stock during the three months ended March 31, 2022.

8. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at March 31, 2022	Remaining Contractual Life at March 31, 2022
	March 31, 2022	December 31, 2021
Liability-classified warrants
Issued April 2017	781	781	$127.95	3.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	8.49
Issued February 2020 (2)	388,796	388,796	$15.28	2.87
Issued November 2017	1,606	1,606	$0.41	2.63
Subtotal	419,848	419,848	$15.70
Total warrants	420,629	420,629	$15.91
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

There were no warrants exercised during the three months ended March 31, 2022.

9. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.
As of March 31, 2022, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	720,000	—
2020 Plan	816,886	960,049
2016 Plan	3,264,312	30,289
2008 Plan	513	—
Total	4,801,711	990,338
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

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,683,839	$16.94	8.94	$15,969
Granted	1,196,000	$18.54	—	—
Exercised	(47,735)	$13.98	—	—
Forfeited or expired	(30,393)	$20.68	—	—
Outstanding as of March 31, 2022	4,801,711	$17.34	9.05	$13,414
Outstanding as of March 31, 2022 - vested and expected to vest	4,801,711	$17.34	9.05	$13,414
Exercisable as of March 31, 2022	844,307	$17.00	7.99	$4,293

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from public companies that are similar to the Company in size and nature of operations. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted, and actual and expected option-exercise behaviors. The fair value of the underlying common stock is based on the closing price of the common stock on The Nasdaq Capital Market at the date of grant.

Stock Options Granted

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $13.43 and $19.56, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term, in years	5.81	5.90
Expected volatility	88.0%	126.2%
Risk-free interest rate	1.63%	0.6%
Expected dividend yield	—%	—%
Weighted average exercise price	$18.54	$22.33

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii)

the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of March 31, 2022, the Company had 316,437 shares available for issuance, and 20,178 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$1,545	$1,111
General and administrative	3,114	2,064
Total share-based compensation expense	$4,659	$3,175

As of March 31, 2022, the Company had $56.3 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.18 years.

10. NET LOSS PER SHARE

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

Potentially dilutive securities include the following:

	March 31,
	2022	2021
Series A Preferred Stock (as converted to shares of common stock)	14,171,775	23,656,049
Series B Preferred Stock (as converted to shares of common stock)	1,541,810	—
Options to purchase common stock	4,801,711	3,153,624
Warrants to purchase common stock	420,629	441,545
Total	20,935,925	27,251,218

11. SUBSEQUENT EVENTS
Loan and Security Agreement

On April 1, 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. Upon signing the Company drew an initial principal amount of $5.0 million.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The Company is obligated to make interest-only payments through April 1, 2024. If certain development milestones are met, then the interest-only period will be extended to October 1, 2024, or under a second extension if additional development milestones are met, to April 1, 2025. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property.

Second Amendment to Massachusetts Based Office Space Lease

On April 13, 2022, the Company entered into a second amendment to the Original Lease of its Massachusetts-based office space (the “Second Amendment”). The Second Amendment makes certain modifications to both the Original Lease and Amended Lease, including (i) the addition of 2,432 square feet of office space in the same building (the “Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease seven days after the delivery of the Expansion Premises, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the Amended Lease to four years from the delivery of the Expansion Premises (the “Lease Term”).

Under the Second Amendment, the Company has the option to extend the Lease Term for an additional period of three years (the “Option Term”), upon notice to the Landlord. The Second Amendment provides for annual base rent for the Expansion Premises of approximately $0.4 million during the Lease Term. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2022 (“2021 Annual Report on Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
Overview and Recent Developments
We are a biotechnology company advancing new treatments for patients with serious diseases that are underserved by today’s therapies. Marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation drugs rarely represent optimal solutions, and that the potential exists to develop alternatives that improve patient outcomes, moderate side effects, enhance quality of life, ease access and augment market competition. Our business model is to identify product opportunities in indications for which clinical trial data demonstrating compelling proof of concept for a targeted mechanism of action already exists, but the competitive evolution of product profiles and number of entrants appears incomplete. We intend to prioritize indications that fast-follower and bio superior competition could create significant medical benefit for patients.
We are developing two product candidates, VRDN-001 and VRDN-002, to treat patients who suffer from thyroid eye disease (“TED”). Our most advanced product candidate, VRDN-001, is a differentiated humanized monoclonal antibody that binds and blocks the insulin-like growth factor-1 receptor (“IGF-1R”) with subnanomolar affinity. This mechanism of action is clinically and commercially validated for the treatment of TED. Our ongoing first clinical trial for VRDN-001 is a Phase 1/2 proof of concept study that includes multiple randomized, placebo-controlled cohorts of TED patients. This clinical trial is designed to assess the potential for VRDN-001 to provide rapid improvements of signs and symptoms of TED at six weeks, after two intravenous (“IV”) infusions of VRDN-001. We expect to announce top line proof of concept clinical data from two patient cohorts in the third quarter of 2022.

Dose escalation and healthy volunteer enrollment is complete, and we continue to enroll TED patients at sites in the U.S. and Canada. Each TED cohort includes eight patients randomized in a 3:1 ratio to receive VRDN-001 or placebo. The first cohort is evaluating two infusions of 10 mg/kg VRDN-001; the second cohort is evaluating two infusions of 20 mg/kg VRDN-001.

The healthy volunteer portion of the trial includes doses of 3 mg/kg, 10 mg/kg and 20 mg/kg in 13 subjects. No drug related adverse events associated with hyperglycemia, hearing loss or muscle spasms have been reported to date. Other adverse events have been generally comparable to placebo; to date, there have been no infusion reactions or serious adverse events. Interim data for plasma levels of IGF-1, a biomarker for target engagement, show a rapid increase that saturated after the first infusion at levels that were similar for all doses tested, including 3 mg/kg. Based on these results we now plan to enroll a cohort of TED patients at a dose of 3 mg/kg following the completion of the 10 mg/kg and 20 mg/kg cohorts in this trial. We expect to report top-line data from the 3 mg/kg cohort in the fourth quarter of 2022.

VRDN-002 is a distinct, next-generation IGF-1R antibody incorporating half-life extension technology and is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. In March 2022, we announced dosing of the first subject in a first-in-human Phase 1 clinical trial evaluating VRDN-002. This is a single ascending dose clinical trial to explore safety, tolerability, pharmacokinetics and pharmacodynamics of intravenously administered VRDN-002 at doses of 3 mg/kg, 10 mg/kg, and 20 mg/kg in up to 16 healthy volunteers. We have completed dose escalation and expect to announce top line data from this Phase 1 trial in the third quarter of 2022. Results from this Phase 1 trial will confirm the feasibility of a low-volume subcutaneous dosing paradigm for TED patients; we are planning a subcutaneous proof of concept trial in TED patients as the next step in VRDN-002 development. We believe a low- volume subcutaneous injection would improve convenience for patients and physicians, mitigate treatment burdens, and expand the settings of care for TED therapies.

In addition to developing therapies for TED, we are executing a similar strategic approach to identify opportunities to develop fast-follower therapies in other serious and/or rare disease indications. Our pipeline expansion is focused on additional opportunities that leverage validated mechanisms and technologies in therapeutic areas underserved by today’s available medicines. The most advanced of these programs is VRDN-004, a therapeutic monoclonal antibody program currently in discovery stage for an undisclosed rare disease. VRDN-005 is a second discovery-stage program for another undisclosed indication in which we believe patient care can be advanced with a novel therapeutic monoclonal antibody.

The COVID-19 Pandemic
The on-going COVID-19 pandemic continues to cause disruption throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or any other epidemic, pandemic or public health crisis. Such risks include, but are not limited to, potential disruptions to our supply chain that may limit our ability to manufacture drug product for our clinical trials, and delays to our planned or future clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. While our business has not been materially impacted by the COVID-19 pandemic to date, we cannot predict whether our business, financial condition and results of operations will be affected by the COVID-19 pandemic in the future.
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
Other Income, net
Other income consists primarily of interest income, net of fees, and various income items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K during the three months ended March 31, 2022. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Collaboration revenue - related party	$216	$1,451	$(1,235)
Research and development expenses	17,746	13,806	3,940
General and administrative expenses	8,359	6,160	2,199
Other income, net	196	55	141

Revenue
Revenue was $0.2 million for the three months ended March 31, 2022, as compared to $1.5 million for the three months ended March 31, 2021. Revenue for both the three months ended March 31, 2022 and 2021 was attributable to our collaboration agreement with Zenas BioPharma. The $1.2 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $17.7 million during the three months ended March 31, 2022, compared to $13.8 million during the three months ended March 31, 2021. The $3.9 million increase in research and development expenses is primarily attributable to an increase of $1.3 million in personnel related costs, including share-based compensation, due to an increase in headcount; an increase of $2.3 million in license fees due to the $2.5 million fee paid to Paragon Therapeutics, Inc. during the three months ended March 31, 2022; an increase of $1.9 million in clinical trial expenses related to our lead product candidates, VRDN-001 and VRDN-002; and an increase of $0.3 million in consulting expenses. Offsetting this increases was a decrease of $2.0 million related to manufacturing activities and IND-enabling studies for both VRDN-001 and VRDN-002 that were incurred during the three months ended March 31, 2021.

General and Administrative Expenses
General and administrative expenses were $8.4 million during the three months ended March 31, 2022, compared to $6.2 million during the three months ended March 31, 2021. The $2.2 million increase in general and administrative expenses is due primarily to an increase of $0.5 million of personnel related expenses, including share-based compensation, due to an increase in headcount; an increase of $0.3 million in board of directors expenses, including share-based compensation; and increases of $1.0 million in professional expenses, including external consulting fees, legal and auditing costs.
Other Income, net
Other income, net was $0.2 million during the three months ended March 31, 2022 compared to $55 thousand during the three months ended March 31, 2021. Other income (expense), net for both periods is comprised of interest income earned on short-term investments as well as sub-lease income. The increase of $0.1 million was due primarily to higher interest income earned due to a higher balance of short-term investments, as well as an increase in sub-lease income.

Liquidity and Capital Resources
Summarized cash flows for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,042)	$(11,539)	$(9,503)
Investing activities	8,863	10,872	(2,009)
Financing activities	738	1,259	(521)
Total	$(11,441)	$592	$(12,033)

Operating Activities

Net cash used in operating activities was $21.0 million for the three months ended March 31, 2022, and primarily consisted of a net loss of $25.7 million, adjusted for non-cash items of $5.0 million (primarily share-based compensation of $4.7 million), and changes in working capital of $0.4 million.

Net cash used in operating activities was $11.5 million for the three months ended March 31, 2021, and primarily consisted of a net loss of $18.5 million, adjusted for non-cash items of $3.4 million (primarily share-based compensation of $3.2 million), and changes in working capital of $3.5 million.

Investing Activities

Net cash provided by investing activities was $8.9 million during the three months ended March 31, 2022, and consisted primarily of $9.0 million in net proceeds from maturities of short term investments, and slightly offset by $0.2 million in purchases of property and equipment.

Net cash provided by investing activities was $10.9 million during the three months ended March 31, 2021, and consisted of $10.9 million in net proceeds from maturities of short term investments.

Financing Activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2022, and consisted primarily of $0.7 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2021, and consisted primarily of $0.9 million of proceeds from the exercise of common stock warrants and $0.3 million in proceeds from the exercise of stock options.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of March 31, 2022, we had $175.4 million in cash, cash equivalents, and short-term investments. We expect that our current resources will enable us to fund our planned operations into 2024.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2022, we have generated an accumulated deficit of $384.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of March 31, 2022, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.

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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The first tranche of $25.0 million will be available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. We are obligated to make interest-only payments through April 1, 2024. If certain development milestones are met, then the interest-only period will be extended to October 1, 2024, or under a second extension if additional development milestones are met, to April 1, 2025. The obligations of the Borrower under the Loan Agreement are secured by certain assets of the Borrower, including substantially all of the assets of the Borrower, but excluding the Borrower’s intellectual property.

ATM Agreements

In November 2021, we entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the November 2021 ATM Agreement. As of March 31, 2022, we have not sold any shares under the November 2021 ATM Agreement. As described below, we were previously a party to the April 2021 ATM Agreement (defined below) with Jeffries and the Cowen ATM Agreement (defined below) with Cowen and Company, LLC (“Cowen”) during the years ended December 2021 and 2020, and those agreements are no longer in effect.

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

Underwritten Public Offerings

In September 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries, SVB Leerink LLC and Evercore Group, LLC (collectively, the “Underwriters”) for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (the “2021 Public Offering”). Our aggregate gross proceeds from the 2021 Public Offering were approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Purchase Agreements

In October 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the applicable certificate of designations. During the three months ended March 31, 2022, 47,871 shares of Series A Preferred Stock were converted into 3,191,555 shares of common stock.

In December 2019, we entered into a common stock purchase agreement with Aspire Capital (the “Aspire Purchase Agreement”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 106,564 shares of common stock at $9.38 per share for proceeds of $1.0 million as the Initial Purchase Shares (as defined in the Purchase Agreement). During the year ended December 31, 2020, we sold to Aspire Capital 412,187 shares of our common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of March 31, 2022, we have the ability to sell an additional $10.2 million of shares of our common stock to Aspire Capital.

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

ITEM 1A. RISK FACTORS
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On May 11, 2022, the board of directors of the Company approved an amendment and restatement of the Company’s Bylaws, effective immediately. The amendments (1) clarify that the voting standard for stockholders to approve all matters other than the election of directors (except as otherwise specified in the Company’s Certificate of Incorporation or Bylaws or Delaware law) is a majority of votes cast, (2) clarify that the chairman of the meeting has the power to adjourn a meeting of stockholders in the absence of a quorum, and (3) make certain other ministerial changes. The foregoing description of the amendments is qualified in its entirety by the full text of the Bylaws, a copy of which is included as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, effective as of May 11, 2022			x
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

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

VIRIDIAN THERAPEUTICS, INC.

Date: May 13, 2022	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)