Form 10-Q
period 2022-06-30
Viridian Therapeutics, Inc.\DE
filed 2022-08-15
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 10, 2022, there were 28,463,980 shares of the registrant’s common stock outstanding.

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
•our strategy, including clinical development of VRDN-001, VRDN-002, VRDN-003 and other product candidates, and the clinical and commercial potential of our product candidates, if approved;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,293	$42,299
Short-term investments	129,914	154,666
Prepaid expenses and other current assets	4,251	2,747
Unbilled revenue - related party	693	451
Total current assets	166,151	200,163
Property and equipment, net	749	375
Operating lease right-of-use asset	1,405	1,680
Other assets	1,509	1,491
Total assets	$169,814	$203,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,061	$2,329
Accrued liabilities	17,039	11,018
Current portion of deferred revenue - related party	288	289
Total current liabilities	21,388	13,636
Long-term debt, net	4,585	—
Deferred revenue - related party	1,005	1,149
Other liabilities	938	1,208
Total liabilities	27,916	15,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 193,539 and 260,437 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	87,809	118,164
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 23,126 shares issued and outstanding as of June 30, 2022 and December 31, 2021	15,669	15,669
Common stock, $0.01 par value; 200,000,000 shares authorized; 28,463,980 and 23,924,004 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	285	239
Additional paid-in capital	452,696	412,101
Accumulated other comprehensive loss	(1,077)	(157)
Accumulated deficit	(413,484)	(358,300)
Total stockholders’ equity	141,898	187,716
Total liabilities and stockholders’ equity	$169,814	$203,709

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue - related party	$256	$1,090	$472	$2,541

Operating expenses:
Research and development	21,712	12,565	39,458	26,371
General and administrative	8,108	6,523	16,467	12,683
Total operating expenses	29,820	$19,088	55,925	$39,054
Loss from operations	(29,564)	(17,998)	(55,453)	(36,513)
Other income:
Interest and other income	227	34	423	89
Interest and other expense	(154)	—	(154)	—
Other income, net	73	34	269	89
Net loss	$(29,491)	$(17,964)	$(55,184)	$(36,424)

Net loss per share, basic and diluted	$(1.06)	$(2.21)	$(2.05)	$(5.04)
Weighted-average shares used to compute basic and diluted net loss per share	27,762,257	8,106,765	26,948,692	7,226,447

Comprehensive loss:
Net loss	$(29,491)	$(17,964)	$(55,184)	$(36,424)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	(142)	9	(920)	(4)
Total other comprehensive gain (loss)	(142)	9	(920)	(4)
Total comprehensive loss	$(29,633)	$(17,955)	$(56,104)	$(36,428)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
Issuance of common stock upon the conversion of convertible preferred stock	(47,871)	(21,722)	—	—	3,191,555	33	21,689	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	47,735	—	667	—	—	667
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	6,128	—	71	—	—	71
Share-based compensation expense	—	—	—	—	—	—	4,659	—	—	4,659
Change in unrealized loss on investments	—	—	—	—	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	—	—	—	—	(25,693)	(25,693)
Balance as of March 31, 2022	212,566	$96,442	23,126	$15,669	27,169,422	$272	$439,187	$(935)	$(383,993)	$166,642
Issuance of common stock upon the conversion of convertible preferred stock	(19,027)	(8,633)	—	—	1,268,528	$13	$8,620	$—	$—	—
Issuance of common stock for exercises of stock options	—	—	—	—	26,030	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	4,885	—	—	4,885
Change in unrealized loss on investments	—	—	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	—	—	(29,491)	(29,491)
Balance as of June 30, 2022	193,539	$87,809	23,126	$15,669	28,463,980	$285	$452,696	$(1,077)	$(413,484)	$141,898

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	—	$—	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	—	—	2,911,071	29	19,782	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	56,935	1	939	—	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	31,249	—	307	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	980	—	12	—	—	12
Share-based compensation expense	—	—	—	—	—	—	3,175	—	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	$160,990	—	$—	7,231,370	$72	$242,304	$(21)	$(297,347)	$105,998
Issuance of common stock upon the conversion of convertible preferred stock	(14,604)	(6,627)	—	—	973,648	10	6,617	—	—	—
Issuance of common stock under April 2021 ATM, net of issuance costs		—	—	—	403,868	4	7,048			7,052
Share-based compensation expense	—	—	—	—	—	—	3,817	—	—	3,817
Change in unrealized gain on investments	—	—	—	—	—	—		9	—	9
Net loss	—	—	—	—	—	—	—	—	(17,964)	(17,964)
Balance as of June 30, 2021	340,219	$154,363	—	$—	8,608,886	$86	$259,786	$(12)	$(315,311)	$98,912

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,184)	$(36,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,544	6,992
Non-cash interest expense and amortization of debt issuance costs	51	—
Depreciation and amortization	97	58
Amortization of premiums and discounts on available-for-sale securities	534	481
Non-cash lease expense	44	(1,200)
Loss on sale of equipment	—	67
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,520)	(2,156)
Unbilled revenue - related party	(243)	(2,051)
Deferred revenue - related party	(144)	779
Accounts payable	1,732	1,601
Accrued and other liabilities	5,961	5,683
Net cash used in operating activities	(39,128)	(26,170)
Cash flows from investing activities:
Purchases of short-term investments	(5,192)	(67,381)
Proceeds from maturities of short-term investments	28,489	67,042
Purchase of property and equipment, net	(471)	(69)
Proceeds from sale of property and equipment	—	75
Net cash provided by investing activities	22,826	(333)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	4,554	—
Proceeds from the issuance of common stock	—	8,529
Payment of issuance costs associated with the sale of common stock	—	(218)
Proceeds from issuance of common stock upon the exercise of stock options	671	—
Proceeds from the issuance of common stock for cash under employee stock purchase plan	71	—
Net cash provided by financing activities	5,296	8,311
Net decrease in cash and cash equivalents	(11,006)	(18,192)
Cash and cash equivalents at beginning of period	42,299	45,897
Cash and cash equivalents at end of period	$31,293	$27,704
Supplemental disclosure of cash flow information
Cash paid for interest	$67	$—
Purchases of property and equipment in accounts payable	$—	$120

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biotechnology company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-002, is a distinct anti-IGF-1R antibody that incorporates half-life extension technology. VRDN-003 is an extended half-life version of VRDN-001. Both VRDN-002 and VRDN-003 are designed for administration as convenient, low-volume, subcutaneous injections. TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. In addition to developing therapies for TED, the Company is executing a similar strategic approach to identify opportunities in other rare and/or serious disease indications.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through June 30, 2022, the Company has generated an accumulated deficit of $413.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of June 30, 2022, the Company had approximately $161.2 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

The Company will continue to require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its technology and drug product candidates, operational performance, and market conditions, including those resulting from the ongoing COVID-19 pandemic and the current inflationary environment.

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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period.

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
The spread of COVID-19 has caused the Company to modify its business practices, including implementing an optional work-from-home policy for all employees who are able to perform their duties remotely and modified travel restrictions for employee travel pursuant to certain company guidelines, and it expects to continue to take actions as the Company determines are in the best interests of its employees, the patients it serves, and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions to its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, manufacturing delays or disruptions, and its ability to raise capital. As of June 30, 2022, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.

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

Fair Value of Financial Instruments
Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and liability-classified warrants.
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
Operating Lease Right-of-Use Assets and Liabilities
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities pursuant to the guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 6. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.
Debt and Debt Issuance Costs
Debt issuance costs and the Lender Expenses are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs represent legal and other direct costs incurred in connection with the Company’s Term Loan. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan.

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

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2022 and 2021.
Warrants
Upon the issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation, and classifies warrants for common stock as liabilities or equity. Warrants are classified as liabilities when the Company may be required to settle a warrant exercise in cash and classified as equity when the Company settles a warrant exercise in shares of its common stock.
Liability-classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, and are reflected as a warrant liability on the Company’s condensed consolidated balance sheets. Any changes in the warrant liability during each reporting period would be reflected as other expense in the condensed consolidated statement of operations and comprehensive loss. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 9. Warrants.
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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Money market funds	$31,178	$—	$—	$31,178
U.S. treasury securities	22,113	—	(319)	21,794
U.S. corporate paper and bonds	104,312	—	(711)	103,601
International corporate bond holdings	4,566	—	(47)	4,519
Total	$162,169	$—	$(1,077)	$161,092

December 31, 2021
Money market funds	$42,199	$—	$—	$42,199
U.S. treasury securities	22,215	—	(54)	22,161
U.S. corporate paper and bonds	128,005	6	(94)	127,917
International corporate bond holdings	4,603	—	(15)	4,588
Total	$197,022	$6	$(163)	$196,865

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of June 30, 2022, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company had zero and $4 thousand in realized gains in its available for sale securities during the six months ended June 30, 2022 and 2021, respectively. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Assets:
Cash equivalents:
Money market funds	$31,178	$—	$—	$31,178
Short-term investments:
U.S. treasury securities	—	21,794	—	21,794
U.S. corporate paper and bonds	—	103,601	—	103,601
International corporate bond holdings	—	4,519	—	4,519
Total cash equivalents and short-term investments	$31,178	$129,914	$—	$161,092

December 31, 2021
Assets:
Cash equivalents:
Money market funds	$42,199	$—	$—	$42,199
Short-term investments:
U.S. treasury securities	—	22,161	—	22,161
U.S. corporate paper and bonds	—	127,917	—	127,917
International corporate bond holdings	—	4,588	—	4,588
Total cash equivalents and short-term investments	$42,199	$154,666	$—	$196,865

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$13,197	$6,316
Accrued employee compensation and related taxes	2,577	3,652
Operating lease liability, short-term	580	520
Accrued legal fees and expenses	79	80
Accrued other professional service fees	385	140
Value of liability-classified stock purchase warrants	100	100
Other accrued liabilities	121	210
	$17,039	$11,018

5. DEBT

Loan and Security Agreement with Hercules Capital, Inc.

In April, 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan has a maturity date of October 1, 2026.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2022 was 8.95% based upon an increase in the prime rate in June 2022.

Per the terms of the agreement, the Company is obligated to make interest-only payments through April 1, 2024. If certain development milestones are met, then the interest-only period will be extended to October 1, 2024, or under a second extension if additional development milestones are met, to April 1, 2025 pursuant to a second extension. The Borrower is required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances at maturity, which are being accreted as additional interest expense over the term of the loan.

Upon signing the Hercules Loan and Security Agreement, the Company drew an initial principal amount of $5.0 million. The Company incurred debt issuance costs of $0.2 million in connection with the Term Loan. In addition, in connection with the initial draw, the Company paid to the Lenders a facility fee of $0.1 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company, or Lender Expenses. The debt issuance costs and the Lender Expenses are being amortized as additional interest expense over the term of the loan. Debt issuance costs and the Lender Expenses are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The total cost of all items (cash interest expense, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.2 million during the three and six months ended June 30, 2022.

The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at June 30, 2022:

June 30, 2022
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(415)
Carrying value	$4,585

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan Agreement as of June 30, 2022 are as follows:

Fiscal Year
2022	—
2023	—
2024	1,329
2025	1,921
2026	1,750
Total	5,000

6. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, the Company became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. In May 2022, the Company entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma (the “Supply Agreement”) to manufacture and supply, or to have manufactured and supplied, clinical drug product for developmental purposes. The license agreement and subsequent letter agreements and supply agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and six months ended June 30, 2021, the Company recognized $1.1 million and $2.5 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of June 30, 2022, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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

Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Program will terminate. In consideration for Paragon's grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. The non-refundable upfront fee is separate from any development costs or cost advance paid or owing with respect to the specified program. During the three and six months ended June 30, 2022, the Company recorded $1.2 million and $2.8 million, respectively, in research and development costs related to the Paragon Agreement.

As of June 30, 2022, the Paragon Agreement is considered a related party transaction because Fairmount Funds Management LLC beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount Funds Management LLC and Fair Journey Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

7. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.

In October 2020, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. In December 2021, the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an Investigational New Drug (“IND”) application for VRDN-001 with the U.S. Food and Drug Administration. In May 2022, the Company paid a $3.0 million milestone payment to ImmunoGen related to the first patient dosed in the clinical trial for VRDN-001. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country.

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

Colorado-based Office and Lab Space

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

In April 2021, the Company entered into a sublease with Cogent Biosciences, Inc. (“Cogent”) for its Colorado-based office and lab space, which was subsequently amended in November 2021 to extend the term of the sublease. As of the sublease inception date, Fairmount Funds Management LLC beneficially owned more than 5% of the Company’s common stock and Cogent’s capital stock. Under the terms of the sublease, which expired in June 2022, Cogent paid the Company an aggregate of $0.2 million in rent payments plus related taxes and lease operating costs. The sublease was negotiated based on market rates and is on terms that the Company believes are no less favorable than would have been reached with an unrelated third party.

Massachusetts-based Office Space

In October 2020, the Company became party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended, the “Original Lease”). The Original Lease included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. Upon assumption of the Original Lease, the Company recognized a right-of-use asset and corresponding lease liability for the Original Lease of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. In July 2021, the Company entered into an amendment to the Original Lease to increase its Massachusetts-based office space (the “First Amendment”). The office space leased under the Original Lease will expire in February 2023 and the additional office space leased under the First Amendment will expire in October 2024.

In April 2022, the Company entered into a second amendment to the Original Lease of its Massachusetts-based office space (the “Second Amendment”). The Second Amendment makes certain modifications to both the Original Lease and Amended Lease, including (i) the addition of 2,432 square feet of office space in the same building (the “April 2022 Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease seven days after the delivery of the April 2022 Expansion Premises, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the First Amendment to four years from the delivery of the April 2022 Expansion Premises (the “Lease Term”), which is expected to occur in the fourth quarter of 2022.

Under the Second Amendment, the Company has the option to extend the lease term for an additional period of three years upon notice to the landlord. The Second Amendment provides for annual base rent for the April 2022 Expansion Premises of approximately $0.4 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses.

Consolidated future minimum lease payments as of June 30, 2022, were approximately $1.6 million through 2025. As of June 30, 2022, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $0.9 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2022, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.

The Company is also required to pay for operating expenses related to the leased space, which were $83 thousand and $0.1 million for the three and six months ended June 30, 2022, respectively, and $34 thousand and $68 thousand three and six months ended June 30, 2021, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

8. CAPITAL STOCK
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

Common Stock Sales Agreements - Jefferies LLC
In November 2021, the Company entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies, relating to shares of its common stock. In accordance with the terms of the November 2021 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the November 2021 ATM Agreement. As of June 30, 2022, no shares have been sold under the November 2021 ATM Agreement with Jefferies.
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
Through December 31, 2020, the Company sold 412,187 shares of common stock to Aspire Capital at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2021. As of June 30, 2022, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
As of December 31, 2021, there were 260,437 shares of Series A Preferred Stock outstanding. During the six months ended June 30, 2022, 66,898 shares of Series A Preferred Stock were converted into 4,460,083 shares of common stock. As of June 30, 2022, there were 193,539 shares of Series A Preferred Stock outstanding.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of December 31, 2021, there were 23,126 shares of Series B Preferred Stock outstanding. No shares of Series B Preferred Stock were converted into common stock during the six months ended June 30, 2022.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at June 30, 2022	Remaining Contractual Life at June 30, 2022
	June 30, 2022	December 31, 2021
Liability-classified warrants
Issued April 2017	781	781	$127.95	2.83

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	8.24
Issued February 2020 (2)	388,796	388,796	$15.28	2.62
Issued November 2017	1,606	1,606	$0.41	2.38
Subtotal	419,848	419,848	$15.70
Total warrants	420,629	420,629	$15.91
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

There were no warrants exercised during the six months ended June 30, 2022.

10. SHARE-BASED COMPENSATION

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
On June 8, 2022 (the “Effective Date”), the Company’s stockholders approved the amendment and restatement of the 2016 Plan (the “Amended 2016 Plan”), which increased the number of shares reserved for issuance under the Amended 2016 Plan by 3,050,000 shares and transferred the number of shares that remain available for issuance under the 2020 Plan as of the Effective Date into the Amended 2016 Plan so that the Company operates from a single equity plan going forward. The term of the Amended 2016 Plan is 10 years following the Effective Date.
As of June 30, 2022, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	1,196,000	—
2020 Plan	955,856	—
Amended 2016 Plan	3,257,487	3,882,163
2008 Plan	357	—
Total	5,409,700	3,882,163
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,683,839	$16.94	8.94	$15,969
Granted	1,887,000	$16.17	—	—
Exercised	(73,765)	$9.10	—	—
Forfeited or expired	(87,374)	$21.64	—	—
Outstanding as of June 30, 2022	5,409,700	$16.70	8.94	$7,066
Outstanding as of June 30, 2022 - vested and expected to vest	5,409,700	$16.70	8.94	$7,066
Exercisable as of June 30, 2022	1,072,226	$17.28	7.98	$2,669

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on a blend of historical data from public companies that are similar to the Company in size and nature of operations, as well as the Company’s own volatility. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted, and actual and expected option-exercise behaviors. The fair value of the underlying common stock is based on the closing price of the common stock on The Nasdaq Capital Market at the date of grant.

Stock Options Granted

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $11.77 and $19.33, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term, in years	5.81	5.91
Expected volatility	88.0%	125.3%
Risk-free interest rate	2.12%	0.6%
Expected dividend yield	—%	—%
Weighted average exercise price	$16.17	$22.13

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of June 30, 2022, the Company had 316,437 shares available for issuance, and 20,178 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$1,791	$1,002	$3,336	$2,113
General and administrative	3,094	2,815	6,208	4,879
Total share-based compensation expense	$4,885	$3,817	$9,544	$6,992

As of June 30, 2022, the Company had $56.9 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 3.02 years.

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

Potentially dilutive securities include the following:

	June 30,
	2022	2021
Series A Preferred Stock (as converted to shares of common stock)	12,903,245	22,682,400
Series B Preferred Stock (as converted to shares of common stock)	1,541,810	—
Options to purchase common stock	5,409,700	2,703,614
Warrants to purchase common stock	420,629	441,545
Total	20,275,384	25,827,559

12. SUBSEQUENT EVENTS
Third Amendment to Massachusetts Based Office Space Lease

In July 2022, the Company entered into a third amendment to the Original Lease of its Massachusetts-based office space (the “Third Amendment”). The Third Amendment makes certain modifications to the Original Lease, including (i) the addition of 5,240 square feet of office space in the same building (the “July 2022 Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the First Amendment to four years from the delivery of the July 2022 Expansion Premises.

Under the Third Amendment, the Company has the option to extend the lease term for an additional period of three years upon notice to the landlord. The Third Amendment provides for annual base rent for the July 2022 Expansion Premises of approximately $0.9 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses.

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

We are developing three product candidates, VRDN-001, VRDN-002 and VRDN-003, to treat patients who suffer from thyroid eye disease (“TED”). Our most advanced product candidate, VRDN-001, is a differentiated humanized monoclonal antibody that binds and blocks the insulin-like growth factor-1 receptor (“IGF-1R”) with subnanomolar affinity. This mechanism of action is clinically and commercially validated for the treatment of TED. Our ongoing first clinical trial for VRDN-001 is a Phase 1/2 proof of concept study that includes multiple randomized, placebo-controlled cohorts of TED patients. This clinical trial is designed to assess the potential for VRDN-001 to provide rapid improvements of signs and symptoms of TED at six weeks, after two intravenous (“IV”) infusions of VRDN-001. The first cohort evaluated two infusions of 10 mg/kg of VRDN-001, the second cohort is evaluating two infusions of 20 mg/kg of VRDN-001 and the third cohort will enroll a cohort of TED patients at a dose of 3 mg/kg following the completion of the 10 mg/kg and 20 mg/kg cohorts. Each cohort includes eight patients randomized in a 3:1 ratio to receive VRDN-001 or placebo.

In August 2022, we announced positive initial clinical data from the first cohort in our ongoing Phase 1/2 proof of concept clinical trial of VRDN-001 patients with TED. All patients in the first cohort were treated for two full cycles and were evaluated for proptosis, clinical activity score (“CAS”), and diplopia. At week 6, treatment with VRDN-001 demonstrated an 83% proptosis responder rate, which is the percentage of patients who experienced a ≥2mm reduction in proptosis from baseline, a median time to proptosis response of 3 weeks and 2.4mm mean reduction in proptosis from baseline. Eighty three percent (83%) of patients achieved maximal or near-maximal therapeutic effect on CAS, defined as reaching a CAS of 0 or 1 on a 7-point composite measure of signs and symptoms of TED, and a 4.3 point mean reduction in CAS from baseline was observed. Treatment with VRDN-001 also demonstrated an 83% overall responder rate, which is the percentage of patients who experienced a ≥2mm reduction in proptosis from baseline and a ≥2 point reduction in CAS from baseline.

Seventy five percent (75%) of patients with diplopia receiving VRDN-001 achieved complete resolution of diplopia at week 6, which is defined as patients with baseline diplopia who achieved a score of 0 on the Gorman Subjective Diplopia scale.

We plan to report results from the second cohort at an upcoming medical meeting in the fourth quarter of 2022. Enrollment for the second cohort is nearly complete, and we continue to enroll TED patients at sites in the United States and Canada.

The healthy volunteer portion of the trial includes doses of 3 mg/kg, 10 mg/kg and 20 mg/kg in 13 subjects. No drug related adverse events associated with hyperglycemia have been reported to date.
In the 10 mg/kg cohort, VRDN-001 was well-tolerated by all TED patients. There were no reported serious adverse events (“SAEs”), no patient discontinuations, and no hyperglycemia or infusion reactions as of August 9, 2022, the cutoff date for follow up observation. Two cases of mild muscle spasms were reported and did not require intervention. There was one report of “ringing in the ears” which resolved within two weeks without intervention.

Other adverse events in the healthy volunteer portion of the trial have been generally comparable to placebo and, to date, there have been no infusion reactions or SAEs. Interim data from the healthy volunteer portion of the trial for plasma levels of IGF-1, a biomarker for target engagement, showed a rapid increase that saturated after the first infusion at levels that were similar for all doses tested, including 3 mg/kg. We expect to report topline data from the 3 mg/kg cohort of the Phase 1/2 in TED patients in the fourth quarter of 2022.

VRDN-002 is a distinct, next-generation IGF-1R antibody incorporating half-life extension technology and is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. In March 2022, we announced dosing of the first subject in a first-in-human Phase 1 clinical trial evaluating VRDN-002. This is a single ascending dose clinical trial to explore safety, tolerability, pharmacokinetics and pharmacodynamics of intravenously administered VRDN-002 at doses of 3 mg/kg, 10 mg/kg, and 20 mg/kg in up to 16 healthy volunteers. In August 2022, we also announced first-in-human data from the Phase 1 clinical trial of intravenously administered VRDN-002 in healthy volunteers which supported the feasibility of a low-volume subcutaneous dosing paradigm for TED patients. We are planning a subcutaneous proof of concept trial in TED patients as the next step in VRDN-002 development, and we expect to initiate that trial in the second half of 2023, with data expected in the second half of 2023. We believe a low-volume subcutaneous injection would improve convenience for patients and physicians, mitigate treatment burdens, and expand the settings of care for TED therapies.

VRDN-003 is a half-life extended version of VRDN-001, maintaining the pharmacologic function of VRDN-001 but incorporating the same half-life extension technology used in VRDN-002, and like VRDN-002 is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. We expect to file an IND for VRDN-003 in the second quarter of 2023, with proof-of-concept data expected in the fourth quarter of 2023.

By the end of 2023, we expect to advance either VRDN-002 or VRDN-003 to registrational trials based on clinical data from the two programs and plan to initiate a global Phase 3 program designed to assess a potentially best-in-class SC therapy for TED in early 2024.

In addition to developing therapies for TED, we are executing a similar strategic approach to identify opportunities to develop fast-follower therapies in other serious and/or rare disease indications. Our pipeline expansion is focused on additional opportunities that leverage validated mechanisms and technologies in therapeutic areas underserved by today’s available medicines. VRDN-004 is a therapeutic monoclonal antibody program currently in discovery stage for an undisclosed rare disease. VRDN-005 is a second discovery-stage program for another undisclosed indication in which we believe patient care can be advanced with a novel therapeutic monoclonal antibody.

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
In October 2020, we became party to a license agreement with Zenas BioPharma. Since February 2021, we have entered into several letter agreements with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Zenas BioPharma announced that it had obtained IND approval in China in July 2022. Under the license agreement we are entitled to receive a $1.0 million royalty payment from Zenas BioPharma. Additionally, we may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. In May 2022, we entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma to manufacture and supply, or have manufactured and supplied, clinical drug product for development purposes.

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
We record up-front and milestone payments to acquire and retain contractual rights to in-licensed technology and intellectual property rights as research and development expenses when incurred if there is uncertainty in our receiving future economic benefit from the acquired contractual rights. We consider future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the U.S. Food and Drug Administration (“FDA”) or when other significant risk factors are abated.
We expect that our research and development expenses will increase as we expand our clinical development programs and initiate new clinical trials. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability, and commercial viability of our product candidates.
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. For example, upon receipt of topline data from our planned proof of concept trial in VRDN-002 in the second half of 2023 and following completion of enrollment of our Phase 3 clinical trial in VRDN-001, we expect to determine which of VRDN-002 or VRDN-003 to advance into registrational trials. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance the various clinical trials that are part of our clinical development program described above.

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
Other Income, net
Other income consists primarily of interest income, net of fees, and various income items of a non-recurring nature. Interest expense consists of cash and non-cash interest expense on our long-term debt. We earn interest income from interest-bearing accounts, money market funds, and short-term investments.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K during the six months ended June 30, 2022. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Collaboration revenue - related party	$256	$1,090	$(834)
Research and development expenses	21,712	12,565	9,147
General and administrative expenses	8,108	6,523	1,585
Other income, net	73	34	39

Revenue
Revenue was $0.3 million for the three months ended June 30, 2022, as compared to $1.1 million for the three months ended June 30, 2021. Revenue for both the three months ended June 30, 2022 and 2021 was attributable to our collaboration agreement with Zenas BioPharma. The $0.8 million decrease in revenue is due to the timing of reimbursable activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $21.7 million during the three months ended June 30, 2022, compared to $12.6 million during the three months ended June 30, 2021. The $9.1 million increase in research and development expenses is primarily attributable to an increase of $2.1 million in personnel costs, including share-based compensation, due to an increase in headcount; an increase of $1.9 million in preclinical expenses, $1.2M of which is related to our Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.; and an increase of $2.4 million in clinical trial costs related to our lead product candidates, VRDN-001 and VRDN-002. Offsetting these increases was a decrease of $1.1 million in manufacturing costs due to expenses incurred during the three months ended June 30, 2021 related to VRDN-001 and VRDN-002.

General and Administrative Expenses

General and administrative expenses were $8.1 million during the three months ended June 30, 2022, compared to $6.5 million during the three months ended June 30, 2021. The $1.6 million increase in general and administrative expenses is due primarily to an increase of $2.1 million in personnel costs, including share based compensation, due to an increase in headcount. This increase was offset by a decrease of $0.6 million in board of directors fees, including share-based compensation, due additional share based compensation costs recorded during the three months ended June 30, 2021 relating to the accelerated vesting of awards to former board members’ share-based awards.
Other Income, net
Other income, net was $73 thousand during the three months ended June 30, 2022 compared to $34 thousand during the three months ended June 30, 2021. Other income, net for the three months ended June 30, 2022 is comprised of $0.2 million of interest income on our short-term investments, offset by $0.2 million in interest expense related to our Hercules loan agreement. Other income for the three months ended June 30, 2021 is comprised of interest income earned on short-term investments as well as sub-lease income.

Comparison of the Six Months Ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Collaboration revenue - related party	$472	$2,541	$(2,069)
Research and development expenses	39,458	26,371	13,087
General and administrative expenses	16,467	12,683	3,784
Other income, net	269	89	180

Revenue
Revenue was $0.5 million for the six months ended June 30, 2022, as compared to $2.5 million for the six months ended June 30, 2021. Revenue for both the six months ended June 30, 2022 and 2021 was attributable to our collaboration agreement with Zenas BioPharma. The $2.1 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $39.5 million during the six months ended June 30, 2022, compared to $26.4 million during the six months ended June 30, 2021. The $13.1 million increase in research and development expenses is primarily attributable to an increase of $3.4 million in personnel related costs, including share-based compensation, due to an increase in headcount; an increase of $5.1 million in milestone, license and option fees due to a $3.0 million milestone payment to ImmunoGen and the $2.5 million fee paid to Paragon Therapeutics, Inc.; an increase of $4.3 million in clinical trial expenses related to our lead product candidates, VRDN-001 and VRDN-002; an increase of $2.1 million in costs associated with our preclinical programs; and an increase of $0.9 million in consulting expenses. Offsetting this increases was a decrease of $3.4 million in manufacturing activities due to IND-enabling studies for both VRDN-001 and VRDN-002 that were incurred during the six months ended June 30, 2021.

General and Administrative Expenses
General and administrative expenses were $16.5 million during the six months ended June 30, 2022, compared to $12.7 million during the six months ended June 30, 2021. The $3.8 million increase in general and administrative expenses is due primarily to an increase of $2.6 million of personnel related expenses, including share-based compensation, due to an increase in headcount; increases of $1.4 million in professional expenses, including external consulting fees, legal and auditing costs. These increases were offset by a decrease of $0.3 million in board of directors expenses, including share-based compensation due to additional share-based compensation expense recorded in 2021 relating to the acceleration of vesting to former board members’ grants.
Other Income, net
Other income, net was $0.3 million during the six months ended June 30, 2022 compared to $89 thousand during the six months ended June 30, 2021. Other income, net for the six months ended June 30, 2022, is comprised of $0.4 million of interest income earned on short-term investments as well as sub-lease income, offset by $0.2 million in interest expense related to our Hercules loan agreement. Other income, net for the six months ended June 30, 2021, is comprised of interest income earned on short-term investments as well as sub-lease income.

Liquidity and Capital Resources
Summarized cash flows for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,128)	$(26,170)	$(12,958)
Investing activities	22,826	(333)	23,159
Financing activities	5,296	8,311	(3,015)
Total	$(11,006)	$(18,192)	$7,186

Operating Activities

Net cash used in operating activities was $39.1 million for the six months ended June 30, 2022, and primarily consisted of a net loss of $55.2 million, adjusted for non-cash items of $10.3 million (primarily share-based compensation of $9.5 million), and changes in working capital of $5.8 million.

Net cash used in operating activities was $26.2 million for the six months ended June 30, 2021, and primarily consisted of a net loss of $36.4 million, adjusted for non-cash items of $6.4 million (primarily share-based compensation of $7.0 million), and changes in working capital of $3.9 million.

Investing Activities

Net cash provided by investing activities was $22.8 million during the six months ended June 30, 2022, and consisted primarily of $23.3 million in net proceeds from maturities and purchases of short term investments, and offset by $0.5 million in purchases of property and equipment.

Net cash used in investing activities was $0.3 million during the six months ended June 30, 2021, and consisted of $0.3 million in net purchases and maturities of short term investments.

Financing Activities

Net cash provided by financing activities was $5.3 million during the six months ended June 30, 2022, and consisted primarily of $4.6 million in net proceeds from the Hercules Loan and Security Agreement, as well as $0.7 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2021, and consisted of $8.5 million of net proceeds from the issuance of common stock.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of June 30, 2022, we had $161.2 million in cash, cash equivalents, and short-term investments, and $4.6 million in long-term debt, net. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan (as defined below), will be sufficient to fund our operations, including our clinical development plan described above, into 2024.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2022, we have generated an accumulated deficit of $413.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We will continue to require substantial additional capital to continue the development of our product candidates, and potential commercialization activities, and to fund our ongoing operations, including our clinical development plan described above. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, equity financings, securing additional license and collaboration agreements, and issuing debt or other financing vehicles. Our ability to secure capital is dependent upon a number of factors, including success in developing our technology and product candidates. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

Our material cash requirements include obligations as of June 30, 2022, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.

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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The first tranche of $25.0 million will be available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.

The Term Loan bears interest at a floating per annum rate equal to the greater of (1) 7.45% and (2) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. We are obligated to make interest-only payments through April 1, 2024. If certain development milestones are met, then the interest-only period will be extended to October 1, 2024, or under a second extension if additional development milestones are met, to April 1, 2025, pursuant to a second extension. The obligations of the Borrower under the Loan Agreement are secured by certain assets of the Borrower, including substantially all of the assets of the Borrower, but excluding the Borrower’s intellectual property.

ATM Agreements

In November 2021, we entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent in an “at the market” offering. Jefferies will receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the November 2021 ATM Agreement. As of June 30, 2022, we have not sold any shares under the November 2021 ATM Agreement. As described below, we were previously a party to the April 2021 ATM Agreement (defined below) with Jeffries and the Cowen ATM Agreement (defined below) with Cowen and Company, LLC (“Cowen”) during the years ended December 2021 and 2020, and those agreements are no longer in effect.

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

Purchase Agreements

In October 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the applicable certificate of designations. During the six months ended June 30, 2022, 66,898 shares of Series A Preferred Stock were converted into 4,460,083 shares of common stock.

In December 2019, we entered into a common stock purchase agreement with Aspire Capital (the “Aspire Purchase Agreement”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 106,564 shares of common stock at $9.38 per share for proceeds of $1.0 million as the Initial Purchase Shares (as defined in the Purchase Agreement). During the year ended December 31, 2020, we sold to Aspire Capital 412,187 shares of our common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of June 30, 2022, we have the ability to sell an additional $10.2 million of shares of our common stock to Aspire Capital.

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
As of June 30, 2022, we had $161.2 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, into 2024. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2021 and 2020, net loss was $79.4 million and $110.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $413.5 million and cash, cash equivalents, and short-term investments of $161.2 million.
We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, into 2024. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and the long-term effects of the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and markets worldwide. In addition, a recession or market correction could materially affect our business and the value of our common stock.

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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes and the Hercules Loan and Security Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.

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

Debt financing, including under our Hercules Loan and Security Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

We are heavily dependent on the success of our product candidates and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
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
None of our product candidates have advanced through a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial completed, if at all. We are not permitted to market or promote any of our product candidates before they receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
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
Identifying and qualifying patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. In addition, our enrollment has been and may in the future be delayed due to supply chain delays and difficulties in site activation.
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

We intend to seek Orphan drug designation for VRDN-001 and may seek Orphan drug designation for future product candidates. In August 2021, we filed an application for Orphan drug designation for VRDN-001 based on in vitro data. In response, the FDA has requested that we provide clinical data in support of our application. There is no guarantee that upon submission of this additional data the FDA will grant us Orphan drug designation. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may seek Breakthrough Therapy designation for one or more of our product candidates from the FDA, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
We may seek a breakthrough therapy designation from the FDA for some of our product candidates.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of comparable foreign regulatory authorities. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. See “Business—Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may be subject, directly or indirectly, to foreign, federal, and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.
Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the EU’s GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. See “Business—Other Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Regulation of personal data or personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. See “Business—Other Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Risks Related to Commercialization of Our Product Candidates
If we are unable to establish commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell our product candidates, we may be unable to generate any revenue.

Although some of our employees may have been employed at companies that have launched pharmaceutical products in the past, we have no experience establishing commercial manufacturing relationships for or selling and marketing our product candidates and we currently have no commercial manufacturing relationships or marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to find one or more collaborators to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult, and time consuming. Any failure or delay in entering into agreements with third parties to market or sell our product candidates or in the timely development of our internal commercialization capabilities could adversely impact the potential for the launch and success of our products.

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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics plc and Immunovant, Inc., Novartis International AG, Harbour BioMed, Valenza Bio, Inc. and Sling Therapeutics, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED.

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
Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
Global credit and financial markets have experienced extreme disruptions at various points over the last few decades. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

The Hercules Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the Hercules Loan and Security Agreement, we have pledged substantially all of our assets, other than our intellectual property rights. Additionally, the Hercules Loan and Security Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan and Security Agreement also contains customary affirmative and negative covenants that, among other things, limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan and Security Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan and Security Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan and Security Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan and Security Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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

In addition, the provisions of our warrants issued in 2020 may delay or prevent a change in control of our company. Pursuant to such warrants, under certain circumstances each warrant holder has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or certain other change of control transactions. A takeover of us may trigger the requirement that we redeem the warrants, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, effective as of May 11, 2022	10-Q	5/12/2022	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
10.1^	Loan and Security Agreement, dated as of April 1, 2022, among Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.	8-K	4/5/2022	10.1
10.2	Second Amendment to Lease by and between the Registrant and Watch City Ventures MT, LLC dated as of April 13, 2022				x
10.3	Viridian Therapeutics, Inc. Amended & Restated 2016 Equity Incentive Plan				x
10.4	Carrie Melvin Employment Agreement, dated May 25, 2022	8-K	6/23/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

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

VIRIDIAN THERAPEUTICS, INC.

Date: August 15, 2022	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)