Form 10-Q
period 2022-09-30
Viridian Therapeutics, Inc.\DE
filed 2022-11-14
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 9, 2022, there were 40,248,248 shares of the registrant’s common stock outstanding.

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
•business interruptions resulting from the ongoing coronavirus disease (“COVID-19”) outbreak or similar public health crises, which could cause a disruption in the development of our product candidates and adversely impact our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$344,210	$42,299
Short-term investments	87,112	154,666
Prepaid expenses and other current assets	5,635	2,747
Unbilled revenue - related party	398	451
Total current assets	437,355	200,163
Property and equipment, net	825	375
Operating lease right-of-use asset	1,247	1,680
Other assets	1,153	1,491
Total assets	$440,580	$203,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,152	$2,329
Accrued liabilities	12,774	11,018
Current portion of deferred revenue - related party	288	289
Total current liabilities	25,214	13,636
Long-term debt, net	4,613	—
Deferred revenue - related party	933	1,149
Other liabilities	813	1,208
Total liabilities	31,573	15,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 188,381 and 260,437 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	85,470	118,164
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 51,210 and 23,126 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	56,677	15,669
Common stock, $0.01 par value; 200,000,000 shares authorized; 40,244,355 and 23,924,004 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	402	239
Additional paid-in capital	709,787	412,101
Accumulated other comprehensive loss	(940)	(157)
Accumulated deficit	(442,389)	(358,300)
Total stockholders’ equity	409,007	187,716
Total liabilities and stockholders’ equity	$440,580	$203,709

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue - related party	$1,195	$208	$1,667	$2,749

Operating expenses:
Research and development	22,119	8,121	61,577	34,492
General and administrative	8,861	6,221	25,328	18,904
Total operating expenses	30,980	$14,342	86,905	$53,396
Loss from operations	(29,785)	(14,134)	(85,238)	(50,647)
Other income:
Interest and other income	1,044	91	1,467	180
Interest and other expense	(164)	—	(318)	—
Other income, net	880	91	1,149	180
Net loss	$(28,905)	$(14,043)	$(84,089)	$(50,467)

Net loss per share, basic and diluted	$(0.86)	$(1.25)	$(2.88)	$(5.95)
Weighted-average shares used to compute basic and diluted net loss per share	33,742,076	11,183,578	29,238,247	8,487,485

Comprehensive loss:
Net loss	$(28,905)	$(14,043)	$(84,089)	$(50,467)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	137	9	(783)	5
Total other comprehensive gain (loss)	137	9	(783)	5
Total comprehensive loss	$(28,768)	$(14,034)	$(84,872)	$(50,462)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
Issuance of common stock upon the conversion of convertible preferred stock	(47,871)	(21,722)	—	—	3,191,555	33	21,689	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	47,735	—	667	—	—	667
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	6,128	—	71	—	—	71
Share-based compensation expense	—	—	—	—	—	—	4,659	—	—	4,659
Change in unrealized loss on investments	—	—	—	—	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	—	—	—	—	(25,693)	(25,693)
Balance as of March 31, 2022	212,566	$96,442	23,126	$15,669	27,169,422	$272	$439,187	$(935)	$(383,993)	$166,642
Issuance of common stock upon the conversion of convertible preferred stock	(19,027)	(8,633)	—	—	1,268,528	13	8,620	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	26,030	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	4,885	—	—	4,885
Change in unrealized loss on investments	—	—	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	—	—	(29,491)	(29,491)
Balance as of June 30, 2022	193,539	$87,809	23,126	$15,669	28,463,980	$285	$452,696	$(1,077)	$(413,484)	$141,898
Issuance of common stock upon the conversion of convertible preferred stock	(5,158)	(2,339)	—	—	343,882	2	2,337	—	—	—
Issuance of Series B preferred stock and common stock, 2022 offering, net of issuance costs	—	—	28,084	41,008	11,352,640	114	248,528	—	—	289,650
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	20,291	—	237	—	—	237
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	6,896	—	112	—	—	112
Share-based compensation expense	—	—	—	—	—	—	4,943	—	—	4,943
Change in unrealized loss on investments	—	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	—	(28,905)	(28,905)
Balance as of September 30, 2022	188,381	$85,470	51,210	$56,677	40,244,355	$402	$709,787	$(940)	$(442,389)	$409,007
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	—	$—	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(43,664)	(19,811)	—	—	2,911,071	29	19,782	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	56,935	1	939	—	—	940
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	31,249	—	307	—	—	307
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	980	—	12	—	—	12
Share-based compensation expense	—	—	—	—	—	—	3,175	—	—	3,175
Change in unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,460)	(18,460)
Balance as of March 31, 2021	354,823	$160,990	—	$—	7,231,370	$72	$242,304	$(21)	$(297,347)	$105,998
Issuance of common stock upon the conversion of convertible preferred stock	(14,604)	(6,627)	—	—	973,648	10	6,617	—	—	—
Issuance of common stock under April 2021 ATM, net of issuance costs		—	—	—	403,868	4	7,048			7,052
Share-based compensation expense	—	—	—	—	—	—	3,817	—	—	3,817
Change in unrealized gain on investments	—	—	—	—	—	—		9	—	9
Net loss	—	—	—	—	—	—	—	—	(17,964)	(17,964)
Balance as of June 30, 2021	340,219	$154,363	—	$—	8,608,886	$86	$259,786	$(12)	$(315,311)	$98,912
Issuance of Series B preferred stock and common stock in the 2021 Public Offering, net of issuance costs	—	—	23,126	15,669	7,344,543	73	74,568	—	—	90,310
Issuance of common stock upon the conversion of convertible preferred stock	(18,885)	(8,569)	—	—	1,259,014	13	8,556	—	—	—
Issuance of common stock for exercises of stock options and vesting of restricted stock units	—	—	—	—	16,790	—	24	—	—	24
Issuance of common stock under 2021 ATM, net of issuance costs	—	—	—	—	2,147,401	22	25,375	—	—	25,397
Share-based compensation expense	—	—	—	—	—	—	3,982	—	—	3,982
Change in unrealized gain on investments	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	(14,043)	(14,043)
Balance as of September 30, 2021	321,334	$145,794	23,126	15,669	19,376,634	$194	$372,291	$(3)	$(329,354)	$204,591

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(84,089)	$(50,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,487	10,974
Non-cash interest expense and amortization of debt issuance costs	100	—
Depreciation and amortization	159	88
Amortization of premiums and discounts on available-for-sale securities	727	715
Non-cash lease expense	40	(197)
Amortization of issuance costs, 2021 ATM	75	—
Loss on sale of equipment	—	75
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,622)	(2,277)
Unbilled revenue - related party	52	(479)
Deferred revenue - related party	(216)	707
Accounts payable	9,779	3,061
Accrued and other liabilities	1,712	(246)
Net cash used in operating activities	(59,796)	(38,046)
Cash flows from investing activities:
Purchases of short-term investments	(5,192)	(85,547)
Proceeds from sales and maturities of short-term investments	71,235	91,642
Purchase of property and equipment, net	(566)	(254)
Proceeds from sale of property and equipment	—	77
Net cash provided by investing activities	65,477	5,918

Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to 2022 Public Offering	266,788	—
Proceeds from the issuance of common stock, pursuant to 2021 Public Offering and April 2021 ATM	—	113,238
Payments of issuance costs associated with the sale of common stock	(18,146)	(5,269)
Proceeds from the issuance of Series B preferred stock	44,000	16,960
Payment of issuance costs associated with the sale of Preferred Stock	(2,992)	(1,106)
Proceeds from issuance of long-term debt, net of costs	4,554	—
Proceeds from the sale of common stock - warrants	935	939
Proceeds from issuance of common stock upon the exercise of stock options	908	331
Proceeds from the issuance of common stock for cash under employee stock purchase plan	183	12
Net cash provided by financing activities	296,230	125,105
Net increase in cash and cash equivalents	301,911	92,978
Cash and cash equivalents at beginning of period	42,299	45,897

Cash and cash equivalents at end of period	$344,210	$138,875

Cash paid for interest	$144	$—
Supplemental disclosure of non-cash investing and financing activities
Unpaid common and preferred stock issuance costs included in accrued liabilities	$39	$1,065
Purchases of property and equipment in accounts payable	$44	$23

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

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through September 30, 2022, the Company has generated an accumulated deficit of $442.4 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of September 30, 2022, the Company had approximately $431.3 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period.

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
Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions to its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, manufacturing delays or disruptions, and its ability to raise capital. As of September 30, 2022, there have been no material impacts to the Company as a result of the COVID-19 pandemic. The Company continually assesses the impacts of COVID-19 and the extent to which the pandemic may materially impact the Company’s financial condition, liquidity, or results of operations in the future is uncertain.

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

Investments
The Company’s investments consist of highly-rated corporate and U.S. Treasury securities and have been classified as available-for-sale securities. Accordingly, these investments are recorded at their respective fair values, as determined based on quoted market prices. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations, and thus investments with maturities beyond one year are generally classified as current assets.
Unrealized gains and losses are reported as a component of stockholders’ equity until their disposition. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method. The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of observable in puts. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
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
Debt and Debt Issuance Costs
Debt issuance costs and expenses paid by the Company to its lenders are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs represent legal and other direct costs incurred in connection with the Company’s Term Loan. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan.

Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into common stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity. In September 2021, the Company first issued Series B Preferred Stock with conversion rights which the Company has classified as permanent equity.

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2022 and 2021.

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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Money market funds	$344,110	$—	$—	$344,110
U.S. treasury securities	22,061	—	(266)	21,795
U.S. corporate paper and bonds	63,976	—	(626)	63,350
International corporate bond holdings	2,015	—	(48)	1,967
Total	$432,162	$—	$(940)	$431,222

December 31, 2021
Money market funds	$42,199	$—	$—	$42,199
U.S. treasury securities	22,215	—	(54)	22,161
U.S. corporate paper and bonds	128,005	6	(94)	127,917
International corporate bond holdings	4,603	—	(15)	4,588
Total	$197,022	$6	$(163)	$196,865

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of September 30, 2022, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company had zero and $4 thousand in realized gains in its available for sale securities during the nine months ended September 30, 2022 and 2021, respectively. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Assets:
Cash equivalents:
Money market funds	$344,110	$—	$—	$344,110
Short-term investments:
U.S. treasury securities	—	21,795	—	21,795
U.S. corporate paper and bonds	—	63,350	—	63,350
International corporate bond holdings	—	1,967	—	1,967
Total cash equivalents and short-term investments	$344,110	$87,112	$—	$431,222

December 31, 2021
Assets:
Cash equivalents:
Money market funds	$42,199	$—	$—	$42,199
Short-term investments:
U.S. treasury securities	—	22,161	—	22,161
U.S. corporate paper and bonds	—	127,917	—	127,917
International corporate bond holdings	—	4,588	—	4,588
Total cash equivalents and short-term investments	$42,199	$154,666	$—	$196,865

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$7,720	$6,316
Accrued employee compensation and related taxes	3,579	3,652
Operating lease liability, short-term	564	520
Accrued legal fees and expenses	87	80
Accrued other professional service fees	424	140
Value of liability-classified stock purchase warrants	100	100
Other accrued liabilities	300	210
	$12,774	$11,018

5. DEBT

Loan and Security Agreement with Hercules Capital, Inc.

In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan has a maturity date of October 1, 2026.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2022 was 8.95% based upon an increase in the prime rate in June 2022.

Per the terms of the Hercules Loan and Security Agreement, the Company was originally obligated to make interest-only payments through April 1, 2024. However, upon the achievement of a development milestone the interest-only period was extended to October 1, 2024. If additional development milestones are met, the interest-only period will be extended to April 1, 2025 pursuant to a second extension. The Borrower is required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances at maturity, which are being accreted as additional interest expense over the term of the loan.

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

The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively.

The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at September 30, 2022:

September 30, 2022
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(387)
Carrying value	$4,613

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan and Security Agreement as of September 30, 2022 are as follows (in thousands):

Fiscal Year
2022	$—
2023	—
2024	551
2025	2,331
2026	2,118
Total	$5,000

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $1.7 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $2.7 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of September 30, 2022, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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

Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Program will terminate. In consideration for Paragon’s grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. The non-refundable upfront fee is separate from any development costs or cost advance paid or owing with respect to the specified program. During the three and nine months ended September 30, 2022, the Company recorded $1.6 million and $4.5 million, respectively, in research and development costs related to the Paragon Agreement.

As of September 30, 2022, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

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

Massachusetts-based Office Space

The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended, the “Original Lease”). The Original Lease included rent escalation clauses through the lease term. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. Upon assumption of the Original Lease, the Company recognized a right-of-use asset and corresponding lease liability for the Original Lease of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. In July 2021, the Company entered into an amendment to the Original Lease to increase its Massachusetts-based office space (the “First Amendment”). The office space leased under the Original Lease will expire in February 2023 and the additional office space leased under the First Amendment will expire in October 2024.

Second Amendment to Massachusetts Based Office Space Lease

In April 2022, the Company entered into a second amendment to the Original Lease of its Massachusetts-based office space (the “Second Amendment”). The Second Amendment makes certain modifications to both the Original Lease and Amended Lease, including (i) the addition of 2,432 square feet of office space in the same building (the “April 2022 Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease seven days after the delivery of the April 2022 Expansion Premises, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the First Amendment to four years from the delivery of the April 2022 Expansion Premises (the “Lease Term”), which occurred in the fourth quarter of 2022.

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

Future lease payments under noncancellable leases as of September 30, 2022 are as follows:

(in thousands)
2022 (remaining)	$152
2023	625
2024	640
Total future minimum lease payments	1,417
Less: imputed interest	(170)
Total	$1,247

As of September 30, 2022, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $0.8 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.4 million for the three and nine months ended September 30,

2022, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.

The Company is also required to pay for operating expenses related to the leased space, which were $83 thousand and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $35 thousand and $0.1 million for the three and nine months ended September 30, 2021, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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
Public Offerings
In August 2022, the Company entered into an underwriting agreement (the “2022 Underwriting Agreement”) with Jefferies LLC (“Jefferies”), SVB Securities LLC and Evercore Group L.L.C. (“Evercore”) relating to the offer and sale (the “2022 Offering”) of 11,352,640 shares of the Company’s common stock, which includes 1,725,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $23.50 per share, and 28,084 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.01 per share, at a public offering price of $1,566.745 per share (collectively the “2022 Public Offering”). The aggregate gross proceeds to the Company from the 2022 Public Offering, including the exercise of the option were approximately $311.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In September 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jefferies, SVB Leerink LLC and Evercore for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (collectively the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering were approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Common Stock Sales Agreements - Jefferies LLC

In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. As of September 30, 2022, no shares have been sold under the September 2022 ATM Agreement with Jefferies.

In November 2021, the Company entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. The November 2021 ATM Agreement was terminated in connection with the September 2022 ATM Agreement. No shares were sold under the November 2021 ATM Agreement.
In April 2021, the Company entered into an Open Market Sale AgreementSM (the “April 2021 ATM Agreement”) with Jefferies pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies as its sales agent. Jefferies could receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the April 2021 ATM Agreement. The April 2021 ATM Agreement was terminated in connection with the November 2021 ATM Agreement. An aggregate of 2,551,269 shares of common stock were sold pursuant to the April 2021 ATM Agreement prior to its termination, at a volume weighted-average price of $13.13 per share, for aggregate net proceeds of approximately $32.4 million, including commissions to Jefferies as sales agent.
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
Through December 31, 2020, the Company sold 412,187 shares of common stock to Aspire Capital at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2021. As of September 30, 2022, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
As of December 31, 2021, there were 260,437 shares of Series A Preferred Stock outstanding. During the nine months ended September 30, 2022, 72,056 shares of Series A Preferred Stock were converted into 4,803,965 shares of common stock. As of September 30, 2022, there were 188,381 shares of Series A Preferred Stock outstanding.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series

B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of September 30, 2022 and December 31, 2021, there were 51,210 and 23,126 shares of Series B Preferred Stock outstanding, respectively. No shares of Series B Preferred Stock were converted into common stock during the nine months ended September 30, 2022.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at September 30, 2022	Remaining Contractual Life at September 30, 2022
	September 30, 2022	December 31, 2021
Liability-classified warrants
Issued April 2017	781	781	$127.95	2.58

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	7.99
Issued February 2020 (2)	332,130	388,796	$15.09	2.37
Issued November 2017	1,606	1,606	$0.47	2.13
Subtotal	363,182	419,848	$15.57
Total warrants	363,963	420,629	$15.82
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2022 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2021	420,629	$16.00
Exercised	(56,666)	$16.50
Outstanding at September 30, 2022	363,963	$15.82

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
As of September 30, 2022, the Company had the following balances by plan:

	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	1,348,500	—
2020 Plan	941,357	—
Amended 2016 Plan	3,143,158	3,998,361
2008 Plan	196	—
Total	5,433,211	3,998,361
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,683,839	$16.94	8.94	$15,969
Granted	2,101,000	$16.35	—	—
Exercised	(94,056)	$9.65	—	—
Forfeited or expired	(257,572)	$18.58	—	—
Outstanding as of September 30, 2022	5,433,211	$16.76	8.74	$24,493
Outstanding as of September 30, 2022 - vested and expected to vest	5,433,211	$16.76	8.74	$24,493
Exercisable as of September 30, 2022	1,468,753	$17.22	8.06	$6,971

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

Stock Options Granted

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $11.92 and $20.77, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term, in years	5.81	5.91
Expected volatility	88.1%	119.8%
Risk-free interest rate	2.26%	0.7%
Expected dividend yield	—%	—%
Weighted average exercise price	$16.35	$17.83

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of September 30, 2022, the Company had 309,541 shares available for issuance, and 27,074 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$1,884	$1,171	$5,220	$3,284
General and administrative	3,059	$2,811	9,267	$7,690
Total share-based compensation expense	$4,943	$3,982	$14,487	$10,974

As of September 30, 2022, the Company had $53.0 million of total unrecognized employee and non-employee share-based compensation costs, which the Company expects to recognize over a weighted-average remaining period of 2.83 years.

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

Potentially dilutive securities include the following:

	September 30,
	2022	2021
Series A Preferred Stock (as converted to shares of common stock)	12,559,361	21,423,326
Series B Preferred Stock (as converted to shares of common stock)	3,414,170	1,541,810
Options to purchase common stock	5,433,211	3,367,418
Warrants to purchase common stock	363,963	441,545
Total	21,770,705	26,774,099

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

We are developing three product candidates, VRDN-001, VRDN-002 and VRDN-003, to treat patients who suffer from thyroid eye disease (“TED”). Our most advanced product candidate, VRDN-001, is a differentiated humanized monoclonal antibody that binds and blocks the insulin-like growth factor-1 receptor (“IGF-1R”) with subnanomolar affinity. This mechanism of action is clinically and commercially validated for the treatment of TED. Our ongoing first clinical trial for VRDN-001 is a Phase 1/2 proof of concept study that includes multiple randomized, placebo-controlled cohorts of TED patients. This clinical trial is designed to assess the potential for VRDN-001 to provide rapid improvements of signs and symptoms of TED at six weeks, after two intravenous (“IV”) infusions of VRDN-001. The first cohort evaluated two infusions of 10 mg/kg of VRDN-001, the second cohort evaluated two infusions of 20 mg/kg of VRDN-001 and the third cohort is evaluating a dose of 3 mg/kg. The 10 mg/kg and 20 mg/kg cohorts each included eight patients randomized in a 3:1 ratio to receive VRDN-001 or placebo. The 3 mg/kg cohort is expected to include at least eight patients randomized in a 3:1 ratio to receive VRDN-001 or placebo.

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

In November 2022, we announced additional clinical data from the second cohort in our ongoing Phase 1/2 proof of concept clinical trial of VRDN-001 patients with TED. All patients in the second cohort were treated for two full cycles and were evaluated for proptosis, CAS and diplopia. Improvement in proptosis, CAS, and diplopia was generally consistent across the first and second cohorts. A similar IGF-1 response, a biomarker for target engagement, was also observed across both cohorts.

At week 6, treatment with VRDN-001 across all first and second cohort patients demonstrated the following:

Proptosis
•75% proptosis responder rate (83% at 10 mg/kg and 67% at 20 mg/kg), defined as a ≥2mm reduction in proptosis from baseline as measured by exophthalmometry;
•2.04 mm mean reduction in proptosis from baseline (-2.4mm at 10 mg/kg and -1.7mm at 20 mg/kg) as measured by exophthalmometry;
•2.75 mm mean reduction in proptosis from baseline when measured by masked, centrally reviewed MRI;

Clinical Activity Score
•4.0 point mean reduction in CAS from baseline on a 7-point measure of signs and symptoms of TED (4.3 points at 10 mg/kg and 3.7 points at 20 mg/kg reduction);
•58% of patients achieved maximal or near-maximal therapeutic effect on CAS (83% at 10 mg/kg and 33% at 20 mg/kg), defined as reaching a CAS of 0 or 1 on a 7-point composite measure of signs and symptoms of TED;

Overall Response
•75% overall responder rate (83% at 10 mg/kg and 67% at 20 mg/kg), defined as a ≥2mm reduction in proptosis and a ≥2 point reduction in CAS; and

Diplopia
•75% complete resolution of diplopia, defined as patients with baseline diplopia who achieved a score of 0 on the Gorman Subjective Diplopia scale (75% at 10 mg/kg and 75% at 20 mg/kg).

In the 20 mg/kg cohort, VRDN-001 was well-tolerated by all TED patients, with safety data consistent with the 10 mg/kg dose. There were no reported serious adverse events (SAEs), no patient discontinuations, no hearing impairment, no drug-related hyperglycemia, and no infusion reactions as of November 8, 2022, the most recent cut-off date for follow-up observation.

We also reported 12-week data from the 10 mg/kg cohort, showing that after two infusions, VRDN-001 maintained efficacy for six additional weeks through week 12. We believe that this data further supports the potential for a shorter course of treatment via a 5-infusion schedule being studied alongside the standard 8-infusion arm in the Company’s Phase 3 THRIVE program.

Full safety and pharmacodynamic data from the completed healthy volunteer portion of the ongoing Phase 1/2 trial of VRDN-001 were recently presented at American Thyroid Association 2022 annual meeting.

Other adverse events in the healthy volunteer portion of the trial have been generally comparable to placebo and, to date, there have been no infusion reactions or SAEs. Interim data from the healthy volunteer portion of the trial for plasma levels of IGF-1, a biomarker for target engagement, showed a rapid increase that saturated after the first infusion at levels that were similar for all doses tested, including 3 mg/kg. We expect to report topline data from the 3 mg/kg cohort of the Phase 1/2 in TED patients in early January 2023.

During the third quarter, we had a Type C meeting with the Food and Drug Administration (“FDA”) and held two European Union (“EU”) scientific advice meetings. We also initiated our global Phase 3 THRIVE clinical trial of VRDN-001 in active TED patients.

VRDN-002 is a distinct, next-generation IGF-1R antibody incorporating half-life extension technology and is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. In March 2022, we announced dosing of the first subject in a first-in-human Phase 1 clinical trial evaluating VRDN-002. This is a single ascending dose clinical trial to explore safety, tolerability, pharmacokinetics and pharmacodynamics of intravenously administered VRDN-002 at doses of 3 mg/kg, 10 mg/kg, and 20 mg/kg in up to 16 healthy volunteers. In August 2022, we announced first-in-human data from the Phase 1 clinical trial of intravenously administered VRDN-002 in healthy volunteers which supported the feasibility of a low-volume subcutaneous dosing paradigm for TED patients. We are planning a subcutaneous proof of concept trial in TED patients as the next step in VRDN-002 development, and we are on track to deliver top-line subcutaneous proof of concept data for VRDN-002 in the second half of 2023. We believe a low-volume subcutaneous injection would improve convenience for patients and physicians, mitigate treatment burdens, and expand the settings of care for TED therapies.

VRDN-003 is a half-life extended version of VRDN-001, maintaining the pharmacologic function of VRDN-001 but incorporating the same half-life extension technology used in VRDN-002, and like VRDN-002 is designed to support administration as a convenient, low-volume, subcutaneous injection for the treatment of TED. We expect to file an investigational new drug (“IND”) application for VRDN-003 in the second quarter of 2023, with proof-of-concept data expected in the fourth quarter of 2023. VRDN-001 and VRDN-003 are two molecules that are pharmacologically indistinguishable. This proof-of-concept trial evaluating VRDN-003 will explore pharmacokinetics and pharmacodynamics in healthy volunteers, which will inform dosing based on the VRDN-001 pharmacokinetics, pharmacodynamics and efficacy data.

By the end of 2023, we expect to advance either VRDN-002 or VRDN-003 to registrational trials based on clinical data from the two programs and plan to initiate a global Phase 3 program designed to assess a potentially best-in-class subcutaneous therapy for TED in early 2024.

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

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K during the nine months ended September 30, 2022. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Increase
	2022	2021
	(in thousands)
Collaboration revenue - related party	$1,195	$208	$987
Research and development expenses	22,119	8,121	13,998
General and administrative expenses	8,861	6,221	2,640
Other income, net	880	91	789

Revenue
Revenue was $1.2 million for the three months ended September 30, 2022, as compared to $0.2 million for the three months ended September 30, 2021. Revenue for both the three months ended September 30, 2022 and 2021 was attributable to our collaboration agreement with Zenas BioPharma. The $1.0 million increase in revenue is due to revenue recognized during the three months ended September 30, 2022, related to Zenas BioPharma’s achievement of certain development milestones.
Research and Development Expenses
Research and development expenses were $22.1 million during the three months ended September 30, 2022, compared to $8.1 million during the three months ended September 30, 2021. The $14.0 million increase in research and development expenses is primarily attributable to an increase of $2.3 million in personnel costs, including share-based compensation, due to an increase in headcount; an increase of $3.9 million in preclinical expenses, $1.6 million of which is related to our Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.; an increase of $3.2 million in chemistry, manufacturing and controls costs; and an increase of $3.0 million in clinical trial costs related to our lead product candidates, VRDN-001 and VRDN-002.

General and Administrative Expenses
General and administrative expenses were $8.9 million during the three months ended September 30, 2022, compared to $6.2 million during the three months ended September 30, 2021. The $2.6 million increase in general and administrative expenses is due primarily to an increase of $1.8 million in personnel costs, including share based compensation, due to an increase in headcount, as well as an increase of $0.7 million in consulting, professional and license fees.
Other Income, net
Other income, net was $0.9 million during the three months ended September 30, 2022 compared to $91 thousand during the three months ended September 30, 2021. Other income, net for the three months ended September 30, 2022 is comprised of $1.0 million of interest income on our short-term investments, offset by $0.2 million in interest expense related to our Hercules Loan and Security Agreement. Other income for the three months ended September 30, 2021 is comprised of interest income earned on short-term investments as well as sub-lease income.

Comparison of the Nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Collaboration revenue - related party	$1,667	$2,749	$(1,082)
Research and development expenses	$61,577	34,492	27,085
General and administrative expenses	$25,328	18,904	6,424
Other income, net	$1,149	180	969

Revenue
Revenue was $1.7 million for the nine months ended September 30, 2022, as compared to $2.7 million for the nine months ended September 30, 2021. Revenue for both the nine months ended September 30, 2022 and 2021 was attributable to our collaboration agreement with Zenas BioPharma. The $1.1 million decrease in revenue is due to the timing of activities performed under the collaboration agreement, offset by the recognition of $1.0 million upon Zenas BioPharma’s achievement of a certain development milestone.
Research and Development Expenses
Research and development expenses were $61.6 million during the nine months ended September 30, 2022, compared to $34.5 million during the nine months ended September 30, 2021. The $27.1 million increase in research and development expenses is primarily attributable to an increase of $5.7 million in personnel related costs, including share-based compensation, due to an increase in headcount; an increase of $7.3 million in clinical trial expenses related to our lead product candidates, VRDN-001 and VRDN-002; an increase of $6.0 million in costs associated with our preclinical programs; an increase of $5.2 million in milestone, license and option fees due to a $3.0 million milestone payment to ImmunoGen and the $2.5 million fee paid to Paragon Therapeutics, Inc.; and an increase of $1.7 million in consulting expenses.

General and Administrative Expenses
General and administrative expenses were $25.3 million during the nine months ended September 30, 2022, compared to $18.9 million during the nine months ended September 30, 2021. The $6.4 million increase in general and administrative expenses is due primarily to an increase of $4.4 million of personnel related expenses, including share-based compensation, due to an increase in headcount; increases of $2.1 million in professional expenses, including external consulting fees, legal and auditing costs. These increases were offset by a decrease of $0.2 million in board of directors expenses, including share-based compensation due to additional share-based compensation expense recorded in 2021 relating to the acceleration of vesting to former board members’ grants.
Other Income, net
Other income, net was $1.1 million during the nine months ended September 30, 2022 compared to $180 thousand during the nine months ended September 30, 2021. Other income, net for the nine months ended September 30, 2022, is comprised of $1.5 million of interest income earned on short-term investments as well as sub-lease income, offset by $0.3 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the nine months ended September 30, 2021, is comprised of interest income earned on short-term investments as well as sub-lease income.

Liquidity and Capital Resources
Summarized cash flows for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,796)	$(38,046)	$(21,750)
Investing activities	65,477	5,918	59,559
Financing activities	296,229	125,105	171,124
Total	$301,910	$92,978	$208,933

Operating Activities

Net cash used in operating activities was $59.8 million for the nine months ended September 30, 2022, and primarily consisted of a net loss of $84.1 million, adjusted for non-cash items of $15.6 million (primarily share-based compensation of $14.5 million), and changes in working capital of $8.7 million.

Net cash used in operating activities was $38.0 million for the nine months ended September 30, 2021, and primarily consisted of a net loss of $50.5 million, adjusted for non-cash items of $11.7 million (primarily share-based compensation of $11.0 million), and changes in working capital of $0.8 million.

Investing Activities

Net cash provided by investing activities was $65.5 million during the nine months ended September 30, 2022, and consisted primarily of $66.0 million in net proceeds from maturities and purchases of short term investments, and offset by $0.6 million in purchases of property and equipment.

Net cash used in investing activities was $5.9 million during the nine months ended September 30, 2021, and consisted of $6.1 million in net purchases and maturities of short term investments.

Financing Activities

Net cash provided by financing activities was $296.2 million during the nine months ended September 30, 2022, and consisted primarily of $289.7 million in net proceeds from the 2022 Public Offering, $4.6 million in net proceeds from the Hercules Loan and Security Agreement, as well as $0.9 million in proceeds from the exercise of stock options, $0.9 million in proceeds from the exercise of warrants and $0.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $125.1 million for the nine months ended September 30, 2021, and consisted of $113.2 million of net proceeds from the issuance of common stock.

Liquidity and Capital Resources

We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of September 30, 2022, we had $431.3 million in cash, cash equivalents, and short-term investments, and $4.6 million in long-term debt, net. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan (as defined below), will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2025.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2022, we have generated an accumulated deficit of $442.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of September 30, 2022, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.

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

ATM Agreements

In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, LLC (“Jeffries”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. As of September 30, 2022, no shares have been sold under the September 2022 ATM Agreement with Jefferies.

In November 2021, we entered into an Open Market Sale AgreementSM (the “November 2021 ATM Agreement”) with Jefferies, pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as sales agent. The November 2021 ATM Agreement was terminated in connection with the September 2022 ATM Agreement. No shares were sold under the November 2021 ATM Agreement prior to its termination.

In April 2021, we entered into an Open Market Sale AgreementSM (the “April 2021 ATM Agreement”) with Jefferies pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as sales agent. Jefferies received a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the April 2021 ATM Agreement. The April 2021 ATM Agreement was terminated in connection with the November 2021 ATM Agreement. An aggregate of 2,551,269 shares of common stock were sold pursuant to the April 2021 ATM Agreement prior to its termination, at a volume weighted-average price of $13.13 per share, for aggregate net proceeds of approximately $32.4 million, including commissions to Jefferies as sales agent.

Underwritten Public Offerings

In August 2022, we entered into an underwriting agreement (the “2022 Underwriting Agreement”) with Jefferies, SVB Securities LLC and Evercore Group LLC relating to the offer and sale (the “2022 Offering”) of 11,352,640 shares of our common stock, which includes 1,725,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $23.50 per share, and 28,084 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, at a public offering price of $1,566.745 per share (collectively the “2022 Public Offering”). The aggregate gross proceeds to us from the 2022 Public Offering, including the exercise of the option were approximately $311.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

In September 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Jeffries, SVB Leerink LLC and Evercore Group, LLC for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (the “2021 Public Offering”). Our aggregate gross proceeds from the 2021 Public Offering were approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Purchase Agreements

In October 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 195,290 shares of Series A Preferred Stock for an aggregate purchase price of approximately $91.0 million. Each share of Series A Preferred Stock is convertible into 66.67 shares of our common stock, subject to specified conditions. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series A Preferred Stock are set forth in the applicable certificate of designations. During the nine months ended September 30, 2022, 72,056 shares of Series A Preferred Stock were converted into 4,803,965 shares of common stock.

In December 2019, we entered into a common stock purchase agreement with Aspire Capital (the “Aspire Purchase Agreement”), which provides that, subject to the terms, conditions, and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 106,564 shares of common stock at $9.38 per share for proceeds of $1.0 million as the Initial Purchase Shares (as defined in the Purchase Agreement). During the year ended December 31, 2020, we sold to Aspire Capital 412,187 shares of our common stock at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. As of September 30, 2022, we have the ability to sell an additional $10.2 million of shares of our common stock to Aspire Capital.

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
As of September 30, 2022, we had $431.3 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, into the second half of 2025. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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
We are a biotechnology company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2021 and 2020, net loss was $79.4 million and $110.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $442.4 million, and cash, cash equivalents, and short-term investments of $431.3 million.
We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, into the second half of 2025. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and the long-term effects of the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and markets worldwide. In addition, a recession or market correction could materially affect our business and the value of our common stock.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under the Open Market Sale AgreementSM entered into in September 2022 (the “September 2022 ATM Agreement”) with Jefferies LLC (“Jefferies”), convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our common stock under the September 2022 ATM Agreement and the Aspire Common Stock Purchase Agreement will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.

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
None of our product candidates have advanced through a pivotal clinical trial for our proposed indications, and it may be years before any such clinical trial is completed, if at all. We are not permitted to market or promote any of our product candidates before they receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
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

We intend to seek Orphan drug designation for VRDN-001 and may seek Orphan drug designation for future product candidates. In September 2022, we filed an amended application for Orphan drug designation for VRDN-001 based on clinical data. There is no guarantee that upon submission of this additional data the FDA will grant us Orphan drug designation. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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
•Our third-party manufacturers may be impacted by global conflicts, including any potential conflict involving China and Taiwan.
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
Risks Related to Our Business Operations
Our future success depends in part on our ability to attract, retain, and motivate qualified personnel.
Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, are critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.
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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, effective as of May 11, 2022	10-Q	5/12/2022	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
10.1	Third Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of July 29, 2022				x
10.2	Open Market Sale Agreement, dated as of September 9, 2022 by and between the Registrant and Jefferies LLC	S-3	9/09/2022	1.2
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
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

VIRIDIAN THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Jonathan Violin
Jonathan Violin
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)