Form 10-Q
period 2023-03-31
Viridian Therapeutics, Inc.\DE
filed 2023-05-10
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 5, 2023, there were 43,132,428 shares of the registrant’s common stock outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, as described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and under a similar heading in any other periodic or current report we may file with the Securities and Exchange Commission (“SEC”) in the future. You are advised to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$88,515	$155,579
Short-term investments	285,343	268,971
Prepaid expenses and other current assets	8,616	6,521
Unbilled revenue - related party	128	102
Total current assets	382,602	431,173
Property and equipment, net	1,590	1,326
Operating lease right-of-use asset	1,468	1,610
Other assets	982	982
Total assets	$386,642	$435,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,872	$14,234
Accrued liabilities (related party $1,146 and $3,244 as of March 31, 2023 and December 31, 2022, respectively)	21,428	18,827
Current portion of deferred revenue - related party	288	288
Total current liabilities	29,588	33,349
Long-term debt, net	4,677	4,645
Deferred revenue - related party	789	861
Other liabilities	1,039	1,172
Total liabilities	36,093	40,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 172,435 and 188,381 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	78,235	85,470
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 51,210 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	56,677	56,677
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,055,318 and 41,305,947 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	431	414
Additional paid-in capital	771,705	741,067
Accumulated other comprehensive loss	(174)	(390)
Accumulated deficit	(556,325)	(488,174)
Total stockholders’ equity	350,549	395,064
Total liabilities and stockholders’ equity	$386,642	$435,091
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Collaboration revenue - related party	$98	$216

Operating expenses:
Research and development (related party $3,244 and $1,614 as of March 31, 2023 and 2022, respectively)	50,740	17,746
General and administrative	21,831	8,359
Total operating expenses	$72,571	$26,105
Loss from operations	(72,473)	(25,889)
Other income:
Interest and other income	4,487	196
Interest and other expense	(165)	—
Other income, net	4,322	196
Net loss	$(68,151)	$(25,693)

Net loss per share, basic and diluted	$(1.61)	$(0.98)
Weighted-average shares used to compute basic and diluted net loss per share	42,242,309	26,126,092

Comprehensive loss:
Net loss	$(68,151)	$(25,693)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	216	(778)
Total other comprehensive gain (loss)	216	(778)
Total comprehensive loss	$(67,935)	$(26,471)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064
Issuance of common stock upon the conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	57,553	1	945	—	—	946
Issuance of common stock for exercises of stock options	—	—	—	—	612,846	6	6,932	—	—	6,938
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	15,854	—	320	—	—	320
Share-based compensation expense	—	—	—	—	—	—	15,216	—	—	15,216
Change in unrealized gain on investments	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	(68,151)	(68,151)
Balance as of March 31, 2023	172,435	$78,235	51,210	$56,677	43,055,318	$431	$771,705	$(174)	$(556,325)	$350,549

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(68,151)	$(25,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,216	4,659
Non-cash interest expense and amortization of debt issuance costs	53	—
Depreciation and amortization	105	40
Accretion and amortization of premiums and discounts on available-for-sale securities	(2,975)	274
Non-cash lease expense	12	47
Other non-cash items	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,094)	(740)
Unbilled revenue - related party	(26)	(71)
Deferred revenue - related party	(72)	(72)
Accounts payable	(6,647)	31
Accrued and other liabilities	2,576	483
Net cash used in operating activities	(61,973)	(21,042)
Cash flows from investing activities:
Purchases of short-term investments	(77,280)	(5,192)
Proceeds from sales and maturities of short-term investments	64,100	14,234
Purchase of property and equipment, net	(115)	(179)
Net cash (used in) provided by investing activities	(13,295)	8,863

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of warrants	946	—
Proceeds from issuance of common stock upon the exercise of stock options	6,938	667
Proceeds from the issuance of common stock for cash under employee stock purchase plan	320	71
Net cash provided by financing activities	8,204	738
Net decrease in cash and cash equivalents	(67,064)	(11,441)
Cash and cash equivalents at beginning of period	155,579	42,299
Cash and cash equivalents at end of period	$88,515	$30,858

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	$285	$177

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

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through March 31, 2023, the Company has generated an accumulated deficit of $556.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of March 31, 2023, the Company had approximately $373.9 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

The Company will continue to require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its drug product candidates and technology, operational performance, and market conditions, including those resulting from the current inflationary and broader macroeconomic environment.

Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to develop its product candidates. Changing circumstances may cause the Company to consume capital significantly faster or slower than currently anticipated. If the Company is unable to raise additional capital or resources, it will be required to modify its operational plans. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.

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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries have no employees or operations. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on March 9, 2023. The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Risk and Uncertainties – Global Economic Considerations

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
The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash and cash equivalents balance.
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
For agreements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration or strategic alliance agreements.
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
The Company records up-front and milestone payments to acquire and retain contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved for sale by the U.S. Food and Drug Administration (“FDA”) or when other significant risk factors are abated. Such up-front and milestone payments are reflected as cash used in operating activities within the condensed consolidated statement of cash flows.
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
Share-Based Compensation
The Company issues stock-based awards to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company measures and recognizes share-based compensation expense for its stock-based awards granted to employees and non-employees based on the estimated grant date fair value in accordance with ASC Topic 718, “Compensation - Stock Compensation” and determines the fair value of RSUs based on the fair value of its common stock. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company recognizes share-based compensation expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, which include short-term investments that have maturities of less than three months. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company invests its excess cash primarily in deposits and money market funds held with one financial institution. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Debt and Debt Issuance Costs
Debt issuance costs and expenses paid by the Company to its lenders are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs represent legal and other direct costs incurred in connection with the Company’s Term Loan (as defined in Note 5. Debt). These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan.

Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of stockholders’ equity because, if convertibility of Series A Preferred Stock into common stock was not approved by the stockholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On December 31, 2020, the stockholders approved the convertibility of the Series A Preferred Stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity. In September 2021, the Company first issued Series B Preferred Stock with conversion rights, which the Company has classified as permanent equity.

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2023 and 2022.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2023 and 2022.

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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Money market funds	$81,053	$—	$—	$81,053
U.S. treasury securities	73,120	65	—	73,185
U.S. corporate paper and bonds	210,394	11	(239)	210,166
International corporate bond holdings	2,003	—	(11)	1,992
Total	$366,570	$76	$(250)	$366,396

December 31, 2022
Money market funds	$137,903	$—	$—	$137,903
U.S. treasury securities	85,578	123	(96)	85,605
U.S. corporate paper and bonds	199,350	1	(385)	198,966
International corporate bond holdings	2,009	—	(33)	1,976
Total	$424,840	$124	$(514)	$424,450

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of March 31, 2023, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three months ended March 31, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Cash equivalents:
Money market funds	$81,053	$—	$—	$81,053
U.S. corporate paper and bonds	—	—	—	—
Short-term investments:				—
U.S. treasury securities	—	73,185	—	73,185
U.S. corporate paper and bonds	—	210,166	—	210,166
International corporate bond holdings	—	1,992	—	1,992
Total cash equivalents and short-term investments	$81,053	$285,343	$—	$366,396

December 31, 2022
Cash equivalents:
Money market funds	$137,903	$—	$—	$137,903
U.S. corporate paper and bonds	—	17,576	—	17,576
Short-term investments:
U.S. treasury securities	—	85,605	—	85,605
U.S. corporate paper and bonds	—	181,390	—	181,390
International corporate bond holdings	—	1,976	—	1,976
Total cash equivalents and short-term investments	$137,903	$286,547	$—	$424,450

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$15,624	$12,576
Accrued employee compensation and related taxes	3,562	4,772
Operating lease liability, short-term	637	613
Accrued legal fees and expenses	302	177
Accrued other professional service fees	952	392
Value of liability-classified stock purchase warrants	100	100
Other accrued liabilities	251	197
Total accrued liabilities	$21,428	$18,827

5. DEBT

Loan and Security Agreement with Hercules Capital, Inc.

In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, which became available after the achievement of a development milestone in August 2022, and which is available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestones for the third tranche has not yet been achieved. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan has a maturity date of October 1, 2026.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of March 31, 2023 was 8.95% based upon an increase in the prime rate in June 2022.

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

The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.2 million and zero during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at March 31, 2023:

March 31, 2023
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(323)
Carrying value	$4,677

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan and Security Agreement as of March 31, 2023 are as follows (in thousands):

Fiscal Year
2023 (remainder)	$—
2024	551
2025	2,331
2026	2,118
Total	$5,000

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of March 31, 2023, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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

During the three months ended March 31, 2023 and 2022, the Company recorded $3.2 million and $1.6 million, respectively, in research and development costs related to the Paragon Agreement.

As of March 31, 2023, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

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

In December 2021, the Company entered into a subsequent technology license agreement (the “2021 Xencor License Agreement”) with Xencor, Inc. (“Xencor”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, the Company received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, the Company issued 394,737 shares of its common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, if successful, for each licensed product, the Company would be obligated to make future milestone payments of up to $27.8 million, which includes development milestone payments of up to $4.8 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that the Company successfully commercializes, it would be responsible for royalty payments equal to a percentage in the mid-single digits of net sales.

Development and License Agreement with Enable Injections

In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the License Agreement, Viridian granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense for the three months ended March 31, 2023 in the accompanying condensed consolidated statement operations. This amount is reflected as a cash outflow from operating activities in the statement of cash flows for the three months ended March 31, 2023.

The Company is obligated to make certain future milestone payments of up to $40.0 million upon the achievement of specified development, clinical and regulatory milestones. Additionally, if the Company is successful in commercializing any product candidate subject to the Enable License Agreement, the Company is obligated to make certain commercial milestone payments of up to $150.0 million and royalty payments equal to a percentage in the mid-single digits.

Lease Obligations

Colorado-based Office and Lab Space

The Company is party to a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space (the “Colorado Lease”). The lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to three terms of three years each. Minimum base lease payments under the Colorado Lease, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the lease agreement of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.

Massachusetts-based Office Space

The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022 and July 2022, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. The Massachusetts Lease provides for annual base rent of approximately $0.4 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses. The Lease will expire in April 2027. The Company has the option to extend the lease term for an additional period of three years upon notice to the landlord.

Future lease payments under noncancellable leases as of March 31, 2023 are as follows:

(in thousands)
2023 (remainder)	$544
2024	748
2025	245
2026	230
Total future minimum lease payments	1,767
Less: imputed interest	(174)
Total	$1,593

The table above does not include annual base rent for the additional leased premises under the July 2022 lease amendment (the 2022 Leased Premises), which provides for annual base rent for the July 2022 Leased Premises of approximately $0.9 million through the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses.

As of March 31, 2023, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $1.0 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-

of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.

The Company is also required to pay for operating expenses related to both the Colorado and Massachusetts Leases, which were $0.1 million and $51 thousand for the three months ended March 31, 2023 and 2022, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

Common Stock Sales Agreements - Jefferies LLC

In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2022, the Company sold 964,357 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no sales under the September 2022 ATM Agreement during the three months ended March 31, 2023.
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

Through December 31, 2020, the Company sold 412,187 shares of common stock to Aspire Capital at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2022 or during the three months ended March 31, 2023. As of March 31, 2023, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
As of March 31, 2023 and December 31, 2022, there were 172,435 and 188,381 shares of Series A Preferred Stock outstanding, respectively. During the three months ended March 31, 2023, 15,946 shares of Series A Preferred Stock were converted into 1,063,118 shares of common stock.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of March 31, 2023 and December 31, 2022, there were 51,210 shares of Series B Preferred Stock outstanding, respectively. No shares of Series B Preferred Stock were converted into common stock during the three months ended March 31, 2023.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at March 31, 2023	Remaining Contractual Life at March 31, 2023
	March 31, 2023	December 31, 2022
Liability-classified warrants
Issued April 2017	781	781	$127.95	2.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.01	7.49
Issued February 2020 (2)	274,716	332,130	$14.82	1.87
Issued November 2017	1,606	1,606	$0.57	1.63
Subtotal	305,768	363,182	$15.41
Total warrants	306,549	363,963	$15.69
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the three months ended March 31, 2023 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2022	363,963	$15.82
Exercised(1)	(57,414)	$16.50
Outstanding at March 31, 2023	306,549	$15.69

(1)Includes 139 warrants that were surrendered in cashless exercises

10. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options and RSUs outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.
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
As of March 31, 2023, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	250,000	3,120,924	—
2020 Plan	—	668,639	—
Amended 2016 Plan	125,125	4,090,048	2,509,319
2008 Plan	—	186	—
Total	375,125	7,879,797	2,509,319

Stock Options
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,722,449	$17.23	8.64	$68,977
Granted	2,960,250	$34.95
Exercised	(612,846)	$11.32
Forfeited or expired	(190,056)	$17.59
Outstanding as of March 31, 2023	7,879,797	$24.34	8.89	$37,261
Vested and expected to vest as of March 31, 2023	7,879,797	$24.34	8.89	$37,261
Exercisable as of March 31, 2023	1,812,299	$19.13	7.61	$12,233
Vested as of March 31, 2023	1,812,299	$19.13	7.61	$12,233

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

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $26.16 and $13.43, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term, in years	5.57	5.81
Expected volatility	91.4%	88.0%
Risk-free interest rate	3.8%	1.6%
Expected dividend yield	—%	—%
Weighted average exercise price	$34.95	$18.54

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of March 31, 2023, the Company had 706,746 shares available for issuance, and 42,928 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and the Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$3,564	$1,545
General and administrative	11,652	3,114
Total share-based compensation expense	$15,216	$4,659

During the three months ended March 31, 2023, the Company recorded an additional $6.5 million in share-based compensation related to the acceleration of vesting for its former Chief Executive Officer, amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited.

As of March 31, 2023, the Company had $115.7 million of total unrecognized employee and non-employee share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.36 years. As of March 31, 2023, the Company had $12.9 million of total unrecognized employee and non-employee share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.85 years.

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

Potentially dilutive securities include the following:

	March 31,
	2023	2022
Series A Preferred Stock (as converted to shares of common stock)	11,496,241	14,171,775
Series B Preferred Stock (as converted to shares of common stock)	3,414,171	1,541,810
Options to purchase common stock	7,879,797	4,801,711
Warrants to purchase common stock	306,549	420,629
Total	23,096,758	20,935,925

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023 (“2022 Annual Report on Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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
Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R. VRDN-001 is being evaluated in clinical trials for the treatment of active and chronic thyroid eye disease (“TED”). The VRDN-001 proof-of-concept study in patients with chronic TED is fully enrolled, with topline data from the 10 mg/kg and 3 mg/kg dose cohorts expected in June or July 2023. Initiation of the THRIVE-2 Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with chronic TED is planned for the middle of 2023, with topline results expected by year-end 2024. The THRIVE Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with active TED remains ongoing, with topline results expected in the middle of 2024.
We are also advancing VRDN-001, VRDN-002, and VRDN-003 as subcutaneous (“SC”) program candidates, each with the potential to be developed into a convenient, SC, self-administered pen device. VRDN-001 IV’s low-dose data support its potential as a SC candidate. VRDN-002 is a novel anti-IGF-1R monoclonal antibody incorporating half-life extension technology. VRDN-003 is an anti-IGF-1R monoclonal antibody with the same amino acid sequence as VRDN-001, except for the addition of the half-life extension technology that is incorporated in VRDN-002. We plan to file an investigational new drug application (“IND”) for VRDN-003 with the US Food and Drug Administration (“FDA”) in the second quarter of 2023.
We are currently planning Phase 1 trials evaluating VRDN-003 and VRDN-001 SC in healthy volunteers and expect topline results from these trials in the fourth quarter of 2023. We expect to select our lead SC program based on the preclinical and clinical data available across all three programs by year-end 2023, and plan to advance the selected SC program into a pivotal trial in the middle of 2024. We believe that the differentiated mechanism of action for VRDN-003 and VRDN-001 SC acting as full-antagonists of IGF-1R have the highest potential to bring the best SC product profile to patients in the long term.
We are also developing multiple preclinical assets in rare and autoimmune diseases. We plan to announce additional information on at least one of these programs in 2023. In January 2023, we entered a partnership to utilize Enable Injections' enFuse on-body drug delivery system for one of its preclinical programs outside of thyroid eye disease.
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
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. For example, based on the preclinical and clinical data across all three subcutaneously administered candidates available by year-end 2023, we expect to determine which of VRDN-001, VRDN-002, or VRDN-003 will be our lead program to advance into a pivotal Phase 2/3 trial in the middle of 2024. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance the various clinical trials that are part of our clinical development program described above.

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

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K during the three months ended March 31, 2023. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(in thousands)
Collaboration revenue - related party	$98	$216	$(118)
Research and development expenses	50,740	17,746	32,994
General and administrative expenses	21,831	8,359	13,472
Other income (expense), net	4,322	196	4,126

Revenue
Revenue for both the three months ended March 31, 2023 and 2022 was attributable to our collaboration agreement with Zenas BioPharma. The $0.1 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $50.7 million during the three months ended March 31, 2023, compared to $17.7 million during three months ended March 31, 2022. The $33.0 million increase in research and development expenses is primarily attributable to: an increase of $12.5 million in milestone, license and option fees due to the $15.0 million upfront payment to Enable Injections; an increase of $7.8 million in chemistry, manufacturing and controls costs for our on-going and planned clinical trials, as well as IND-enabling activities for VRDN-003 and manufacturing expenses for VRDN-001; an increase of $4.6 million in personnel related costs, including share-based compensation, due to an increase in headcount; an increase of $4.6 million in costs associated with our preclinical programs, primarily due to expenses related to our collaboration with Paragon Therapeutics; and an increase of $1.2 million in clinical trial costs mainly due to expenses associated with our THRIVE clinical trial.

We expect our research and development expenses to increase as we work to progress our clinical and preclinical programs.

General and Administrative Expenses
General and administrative expenses were $21.8 million during the three months ended March 31, 2023, compared to $8.4 million during the three months ended March 31, 2022. The $13.5 million increase in general and administrative expenses is due primarily to an increase of $11.5 million in personnel costs, including share-based compensation, due to increased headcount as well as severance costs related to the separation agreement with our former Chief Executive Officer. During the three months ended March 31, 2023, we recorded an additional $6.5 million in share-based compensation related to the acceleration of vesting for our former Chief Executive Officer, amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited. Additionally, professional and license fees increased by approximately $2.0 million during the three months ended March 31, 2023 compared to the same period in 2022.
Other Income, net
Other income, net was $4.3 million during the three months ended March 31, 2023 compared to $0.2 million during the three months ended March 31, 2022. Other income, net for the three months ended March 31, 2023, is comprised of $4.5 million of interest income earned on short-term investments as well as sub-lease income, offset by $0.2 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the three months ended March 31, 2022, is comprised of interest income earned on short-term investments as well as sub-lease income.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of March 31, 2023, we had $373.9 million in cash, cash equivalents, and short-term investments and $4.7 million in long-term debt. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan (as defined below), will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2025.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2023, we have generated an accumulated deficit of $556.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of March 31, 2023, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestone related to the third tranche has not been achieved yet. The first and second tranches of $25.0 million and $10.0 million, respectively, will be available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.

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

ATM Agreement

In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, LLC (“Jeffries”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September

2022 ATM Agreement. During the three months ended December 31, 2022, we sold 964,357 shares under the September 2022 ATM Agreement at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no shares sold under the September 2022 ATM Agreement during the three months ended March 31, 2023.

Underwritten Public Offering

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

Summarized cash flows for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(61,973)	$(21,042)	$(40,931)
Investing activities	(13,295)	8,863	(22,158)
Financing activities	8,204	738	7,466
Total	$(67,064)	$(11,441)	$(55,623)

Operating Activities

Net cash used in operating activities was $62.0 million for the three months ended March 31, 2023, and primarily consisted of our net loss of $68.2 million, adjusted for non-cash items of $12.4 million (primarily share-based compensation of $15.2 million), and changes in working capital of $6.3 million.

Net cash used in operating activities was $21.0 million for the three months ended March 31, 2022, and primarily consisted of a net loss of $25.7 million, adjusted for non-cash items of $5.0 million (primarily share-based compensation of $4.7 million), and changes in working capital of $0.4 million.

Investing Activities

Net cash used in investing activities was $13.3 million during the three months ended March 31, 2023, and consisted primarily of $13.2 million in net purchases of short-term investments, slightly offset by $0.1 million in purchases of property and equipment.

Net cash provided by investing activities was $8.9 million during the three months ended March 31, 2022, and consisted primarily of $9.0 million in net proceeds from maturities of short term investments, and slightly offset by $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $8.2 million during the three months ended March 31, 2023, and consisted of proceeds from the exercise of warrants, stock options, and the sale of shares under our employee stock purchase plan.

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2022, and consisted primarily of $0.7 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited condensed consolidated financial statements and related notes.

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
As of March 31, 2023, we had $373.9 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, into the second half of 2025. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2023 and 2022, our net loss was $68.2 million and $25.7 million, respectively. As of March 31, 2023, we had an accumulated deficit of $556.3 million and cash, cash equivalents, and short-term investments of $373.9 million.

We believe that our current cash, cash equivalents and short-term investments, including the Term Loan, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Quarterly Report, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.
Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.
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
We may find it difficult to enroll and maintain patients or subjects in our clinical trials, in part due to the limited number of patients or subjects who have the diseases for which our product candidates are being studied or the availability of competing therapies and clinical trials. We cannot predict if we will have difficulty enrolling and maintaining patients or subjects in our future clinical trials. Difficulty in enrolling and maintaining patients or subjects could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, including as a result of approved therapies for the treatment of TED or competition from other clinical trials. In addition, our enrollment has been and may in the future be delayed due to supply chain delays and difficulties in site activation.
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
In September 2022, we filed an amended application for Orphan drug designation for VRDN-001 based on clinical data. In response, the FDA has indicated that further review of the application is suspended pending receipt of additional information. There is no guarantee that upon submission of this additional data information the FDA will grant us Orphan drug designation. See “Business—Government Regulation and Product Approvals—Orphan Drug Designation” in our 2022 Annual Report on Form 10-K.
We may seek Breakthrough Therapy designation for one or more of our product candidates from the FDA, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
We may seek a breakthrough therapy designation from the FDA for some of our product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our 2022 Annual Report on Form 10-K.
We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our 2022 Annual Report on Form 10-K.
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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of comparable foreign regulatory authorities. See “Business—Government Regulation and Product Approvals—Expedited Development and Review Programs” in our 2022 Annual Report on Form 10-K.
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
In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. More recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. See “Business—Health Reform” in our 2022 Annual Report on Form 10-K.
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

Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the EU’s GDPR, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. See “Business—Other Regulations” in our 2022 Annual Report on Form 10-K.
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
Regulation of personal data or personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. See “Business—Other Regulations” in our 2022 Annual Report on Form 10-K.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations, and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.
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
We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve scale, decrease processing time, increase manufacturing success rate, availability of raw materials, or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
•Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our commercial products, if approved.

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
•Our third-party manufacturers’ performance, available capacity and ability to manufacture clinical or commercial products may be impacted by mergers and or acquisitions.
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
The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and product testing methods. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with raw material supply, production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
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
For our U.S. patent applications, which contain claims entitled to priority after March 16, 2013, there is a greater level of uncertainty due to the Leahy-Smith Act mentioned above. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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
We may be unable to acquire or in-license any compositions, freedom to use, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license their patent rights to us. Even if we are able to license or acquire third-party intellectual property rights that are necessary for our product candidates, there can be no assurance that they will be available on favorable terms.
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
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For example, in December 2022, Amgen Inc. announced that it intends to acquire Horizon Therapeutics plc, which could have a significant impact on the competitive landscape for clinical trials and therapeutics for TED. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of VRDN-001, VRDN-002 or our other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.
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
The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, health maintenance organizations, private insurers, and other healthcare management organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products. See “Business—Coverage and Reimbursement” in our 2022 Annual Report on Form 10-K.
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
In addition, the Certificate of Designation of our Series A Preferred Stock and the provisions of our warrants issued in 2020 may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A Preferred Stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock. As of December 31, 2022, a majority of the then outstanding shares of Series A Preferred Stock was held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions. In addition, pursuant to such warrants, under certain circumstances each warrant holder has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or certain other change of control transactions. A takeover of us may trigger the requirement that we redeem the warrants, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.
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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, effective as of May 11, 2022	10-Q	5/12/2022	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
10.1+	Form of Inducement Restricted Stock Unit Agreement	S-8	3/10/2023	99.4
10.2+	Jonathan Violin General Release and Separation and Consulting Agreement, dated February 6, 2023	8-K	2/6/2023	10.2
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
____________________

+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: May 10, 2023	By:	/s/ Scott Myers
Scott Myers
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)