Form 10-Q
period 2023-06-30
Viridian Therapeutics, Inc.\DE
filed 2023-08-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 7, 2023, there were 43,670,157 shares of the registrant’s common stock outstanding.

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
•the impact of geopolitical or macroeconomic conditions, including from conflicts such as the Russian invasion of Ukraine, slower GDP growth or recession, capital markets volatility, instability in the banking sector and inflation; and
•any statement of assumptions underlying any of the foregoing.

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
Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report, to “Viridian,” “Viridian Therapeutics,” the “Company,” “we,” “us,” and “our” or similar references refer to Viridian Therapeutics, Inc. and our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,082	$155,579
Short-term investments	247,209	268,971
Prepaid expenses and other current assets	11,938	6,521
Unbilled revenue - related party	102	102
Total current assets	346,331	431,173
Property and equipment, net	1,882	1,326
Operating lease right-of-use asset	2,070	1,610
Other assets	1,184	982
Total assets	$351,467	$435,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,133	$14,234
Accrued liabilities and other (related party $2,178 and $1,146 as of June 30, 2023 and December 31, 2022, respectively)	24,236	18,827
Current portion of deferred revenue - related party	288	288
Total current liabilities	28,657	33,349
Long-term debt, net	4,709	4,645
Deferred revenue - related party	717	861
Other liabilities	1,527	1,172
Total liabilities	35,610	40,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 172,435 and 188,381 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	78,235	85,470
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 51,210 shares issued and outstanding as of June 30, 2023 and December 31, 2022	56,677	56,677
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,562,208 and 41,305,947 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	436	414
Additional paid-in capital	792,070	741,067
Accumulated other comprehensive loss	(173)	(390)
Accumulated deficit	(611,388)	(488,174)
Total stockholders’ equity	315,857	395,064
Total liabilities and stockholders’ equity	$351,467	$435,091
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue - related party	$72	$256	$170	$472

Operating expenses:
Research and development (including related party expenses of $2,178 and $5,422 as of the three and six months ended June 30, 2023, respectively, and $1,200 and $2,800 as of the three and six months ended June 30, 2022, respectively)	40,083	21,712	90,823	39,458
General and administrative	19,264	8,108	41,095	16,467
Total operating expenses	$59,347	$29,820	$131,918	$55,925
Loss from operations	(59,275)	(29,564)	(131,748)	(55,453)
Other income:
Interest and other income	4,378	227	8,865	423
Interest and other expense	(166)	(154)	(331)	(154)
Other income, net	4,212	73	8,534	269
Net loss	$(55,063)	$(29,491)	$(123,214)	$(55,184)

Net loss per share, basic and diluted	$(1.27)	$(1.06)	$(2.88)	$(2.05)
Weighted-average shares used to compute basic and diluted net loss per share	43,253,457	27,762,257	42,753,476	26,948,692

Comprehensive loss:
Net loss	$(55,063)	$(29,491)	$(123,214)	$(55,184)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	1	(142)	217	(920)
Total other comprehensive gain (loss)	1	(142)	217	(920)
Total comprehensive loss	$(55,062)	$(29,633)	$(122,997)	$(56,104)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064
Issuance of common stock upon the conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	57,553	1	945	—	—	946
Issuance of common stock for exercises of stock options	—	—	—	—	612,846	6	6,932	—	—	6,938
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	15,854	—	320	—	—	320
Share-based compensation expense	—	—	—	—	—	—	15,216	—	—	15,216
Change in unrealized gain on investments	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	(68,151)	(68,151)
Balance as of March 31, 2023	172,435	$78,235	51,210	$56,677	43,055,318	$431	$771,705	$(174)	$(556,325)	$350,549
Issuance of common stock under license agreement	—	—	—	—	204,843	2	4,998	—	—	5,000
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	245,381	2	2,131	—	—	2,133
Share-based compensation expense	—	—	—	—	—	—	12,302	—	—	12,302
Change in unrealized gain on investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(55,063)	(55,063)
Balance as of June 30, 2023	172,435	$78,235	51,210	$56,677	43,562,208	$436	$792,070	$(173)	$(611,388)	$315,857

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,214)	$(55,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,518	9,544
Issuance of common stock under license agreement	5,000	—
Non-cash interest expense and amortization of debt issuance costs	107	51
Depreciation and amortization	237	97
Accretion and amortization of premiums and discounts on available-for-sale securities	(5,884)	534
Non-cash lease expense	(24)	44
Other non-cash items	31	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,617)	(1,520)
Unbilled revenue - related party	—	(243)
Deferred revenue - related party	(144)	(144)
Accounts payable	(10,416)	1,732
Accrued and other liabilities	5,219	5,961
Net cash used in operating activities	(107,187)	(39,128)
Cash flows from investing activities:
Purchases of short-term investments	(85,336)	(5,192)
Proceeds from sales and maturities of short-term investments	113,200	28,489
Purchase of property and equipment, net	(446)	(471)
Net cash provided by investing activities	27,418	22,826

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	—	4,554
Proceeds from the issuance of common stock upon the exercise of warrants	1,881	—
Proceeds from issuance of common stock upon the exercise of stock options	9,071	671
Proceeds from the issuance of common stock for cash under employee stock purchase plan	320	71
Net cash provided by financing activities	11,272	5,296
Net decrease in cash and cash equivalents	(68,497)	(11,006)
Cash and cash equivalents at beginning of period	155,579	42,299
Cash and cash equivalents at end of period	$87,082	$31,293

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	$314	$—

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on engineering and developing potential best-in-class medicines for patients with serious and rare diseases. The Company’s expertise in antibody discovery and engineering enables it to develop differentiated therapeutic candidates for previously validated drug targets in commercially established disease areas. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). In addition to its intravenously-administered VRDN-001 program, the Company is advancing three candidates for its subcutaneous (“SC”) strategy (VRDN-001 SC, VRDN-002 and VRDN-003). TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause proptosis, double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. In addition to developing therapies for TED, the Company is developing multiple preclinical assets in autoimmune and rare diseases.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through June 30, 2023, the Company has generated an accumulated deficit of $611.4 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of June 30, 2023, the Company had approximately $334.3 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period.

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

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2023 and 2022.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and six months ended June 30, 2023 and 2022.

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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Money market funds	$85,198	$—	$—	$85,198
U.S. treasury securities	63,896	7	(40)	63,863
U.S. corporate paper and bonds	184,476	—	(140)	184,336
Total	$333,570	$7	$(180)	$333,397

December 31, 2022
Money market funds	$137,903	$—	$—	$137,903
U.S. treasury securities	85,578	123	(96)	85,605
U.S. corporate paper and bonds	199,350	1	(385)	198,966
International corporate bond holdings	2,009	—	(33)	1,976
Total	$424,840	$124	$(514)	$424,450

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of June 30, 2023, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and six months ended June 30, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Cash equivalents:
Money market funds	$85,198	$—	$—	$85,198
U.S. corporate paper and bonds	—	990	—	990
Short-term investments:
U.S. treasury securities	—	63,863	—	63,863
U.S. corporate paper and bonds	—	183,346	—	183,346
Total cash equivalents and short-term investments	$85,198	$248,199	$—	$333,397

December 31, 2022
Cash equivalents:
Money market funds	$137,903	$—	$—	$137,903
U.S. corporate paper and bonds	—	17,576	—	17,576
Short-term investments:
U.S. treasury securities	—	85,605	—	85,605
U.S. corporate paper and bonds	—	181,390	—	181,390
International corporate bond holdings	—	1,976	—	1,976
Total cash equivalents and short-term investments	$137,903	$286,547	$—	$424,450

4. ACCRUED LIABILITIES AND OTHER

Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$15,642	$12,576
Accrued employee compensation and related taxes	5,672	4,772
Operating lease liability, short-term	802	613
Accrued legal fees and expenses	574	177
Accrued other professional service fees	1,146	392
Value of liability-classified stock purchase warrants	100	100
Other accrued liabilities	300	197
Total accrued liabilities	$24,236	$18,827

5. DEBT

Loan and Security Agreement with Hercules Capital, Inc.

In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, which was available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, which became available after the achievement of a development milestone in August 2022, and which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestones for the third tranche have not yet been achieved. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan has a maturity date of October 1, 2026.

The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2023 was 8.95% based upon an increase in the prime rate in June 2022.

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

The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, and $0.2 million during the three and six months ended June 30, 2022.

The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at June 30, 2023:

June 30, 2023
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(291)
Carrying value	$4,709

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan and Security Agreement as of June 30, 2023 are as follows (in thousands):

Fiscal Year
2023 (remainder)	$—
2024	551
2025	2,331
2026	2,118
Total	$5,000

In August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”), which increased the available aggregate principal amount of the Term Loan to $150.0 million and revised the available tranches and interest-only payment dates. Upon execution of the Hercules Amendment, the Company drew an initial principal amount of $15.0 million.

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and six months ended June 30, 2023 the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of June 30, 2023, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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

During the three and six months ended June 30, 2023, the Company recorded $2.2 million and $5.4 million, respectively, in research and development costs related to the Paragon Agreement. During the three and six months ended June 30, 2022, the Company recorded $1.2 million and $2.8 million, respectively, in research and development costs related to the Paragon Agreement.

As of June 30, 2023, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

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

License Agreements with Xencor, Inc.

In December 2020, the Company entered into a license agreement (the “Xencor License Agreement”) with Xencor, under which Xencor granted the Company rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R indications. In consideration for rights granted by Xencor, the Company issued 322,407 shares of its common stock in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, the Company is obligated to make future development milestone payments of up to $30.0 million. Additionally, if the Company successfully commercializes any product candidate subject to the Xencor License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of products containing the licensed technology in each country until the later of (i) the expiration of the last patent claim subject to the Xencor License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained, or (iii) the 12th anniversary of the date of the first commercial sale. This agreement was terminated on July 25, 2023.

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

Development and License Agreement with Enable Injections

In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, Viridian granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in

January 2023. This amount is included in research and development expense for the six months ended June 30, 2023 in the accompanying condensed consolidated statement operations. This amount is reflected as a cash outflow from operating activities in the statement of cash flows for the six months ended June 30, 2023.

The Company is obligated to make certain future milestone payments of up to $45.0 million upon the achievement of specified development, clinical and regulatory milestones. Additionally, if the Company is successful in commercializing any product candidate subject to the Enable License Agreement, the Company is obligated to make certain commercial milestone payments of up to $150.0 million and royalty payments equal to a percentage in the mid-single digits.

Exclusive License and Collaboration Agreement

On May 11, 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, Viridian was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by the License, the Company initially issued 204,843 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.0 million and recorded as research and development expense during the three and six months ended June 30, 2023. On July 24, 2023, the Company issued 39,059 additional shares of its common stock to certain stockholders of the third-party and recorded the related expense as research and development expenses during the third quarter of 2023. Additionally, upon the date when the Company decides to pursue certain studies for the licensed compound under the agreement, the Company shall issue the third-party collaborator the equivalent of $10.0 million in shares of its common stock. The Company is also obligated to make certain future milestones of up to $45.0 million upon the achievement of certain development milestones. Remaining development milestone payments shall be payable in cash. If the Company is successful in commercializing products related to the licensed compound, the Company is also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits.

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

Future lease payments under noncancellable leases as of June 30, 2023 are as follows:

(in thousands)
2023 (remainder)	$469
2024	964
2025	466
2026	474
2027	159
Total future minimum lease payments	2,532
Less: imputed interest	(309)
Total	$2,223

As of June 30, 2023, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.8 million within accrued liabilities and $1.4 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2022.

The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado and Massachusetts Leases, which were $0.1 million for $83 thousand for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

Common Stock Sales Agreements - Jefferies LLC

In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2022, the Company sold 964,357 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no sales under the September 2022 ATM Agreement during the three months ended June 30, 2023.
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
Through December 31, 2020, the Company sold 412,187 shares of common stock to Aspire Capital at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2022 or during the three months ended June 30, 2023. As of June 30, 2023, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
As of June 30, 2023 and December 31, 2022, there were 172,435 and 188,381 shares of Series A Preferred Stock outstanding, respectively. During the six months ended June 30, 2023, 15,946 shares of Series A Preferred Stock were converted into 1,063,118 shares of common stock.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred

Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of June 30, 2023 and December 31, 2022, there were 51,210 shares of Series B Preferred Stock outstanding, respectively. No shares of Series B Preferred Stock were converted into common stock during the six months ended June 30, 2023.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at June 30, 2023	Remaining Contractual Life at June 30, 2023
	June 30, 2023	December 31, 2022
Liability-classified warrants
Issued April 2017	781	781	$127.95	1.83

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	7.24
Issued February 2020 (2)	218,050	332,130	$14.44	1.62
Issued November 2017	1,606	1,606	$0.69	1.38
Subtotal	249,102	363,182	$15.15
Total warrants	249,883	363,963	$15.51
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the six months ended June 30, 2023 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2022	363,963	$15.82
Exercised(1)	(114,080)	$16.50
Outstanding at June 30, 2023	249,883	$15.51

(1)Includes 139 warrants that were surrendered in cashless exercises

10. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (as amended, the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options and RSUs outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the number of shares that remained available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. On June 14, 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. The 2016 Plan will terminate on June 14, 2033.
As of June 30, 2023, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	250,000	3,572,276	—
2020 Plan	—	592,024	—
2016 Plan	110,375	4,224,409	4,343,496
2008 Plan	—	155	—
Total	360,375	8,388,864	4,343,496

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

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,722,449	$17.23	8.64	$68,977
Granted	4,071,500	$32.51
Exercised	(858,227)	$10.57
Forfeited or expired	(546,108)	$19.79
Outstanding as of June 30, 2023	8,389,614	$25.17	8.87	$23,701
Vested and expected to vest as of June 30, 2023	8,389,614	$25.17	8.87	$23,701
Exercisable as of June 30, 2023	2,107,547	$19.74	7.86	$9,998
Vested as of June 30, 2023	2,107,547	$19.74	7.86	$9,998

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

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $24.28 and $11.77, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term, in years	5.57	5.81
Expected volatility	91.1%	88.0%
Risk-free interest rate	3.8%	2.1%
Expected dividend yield	—%	—%
Weighted average exercise price	$32.51	$16.17

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and

February 22. As of June 30, 2023, the Company had 706,746 shares available for issuance, and 42,928 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and the Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$4,105	$1,791	$7,668	$3,336
General and administrative	8,197	3,094	19,850	6,208
Total share-based compensation expense	$12,302	$4,885	$27,518	$9,544

During the six months ended June 30, 2023, the Company recorded an additional $6.9 million in share-based compensation related to the acceleration of vesting for its former Chief Executive Officer, amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited.

As of June 30, 2023, the Company had $121.2 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.23 years. As of June 30, 2023, the Company had $11.6 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.60 years.

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

Potentially dilutive securities include the following:

	June 30,
	2023	2022
Series A Preferred Stock (as converted to shares of common stock)	11,496,241	12,903,245
Series B Preferred Stock (as converted to shares of common stock)	3,414,171	1,541,810
Options to purchase common stock	8,389,614	5,409,700
Warrants to purchase common stock	249,883	420,629
Total	23,549,909	20,275,384

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
Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R. VRDN-001 is being evaluated in clinical trials for the treatment of active and chronic thyroid eye disease (“TED”). In July 2023, we reported positive data from the Phase 2 portion of the ongoing Phase 1/2 clinical trial of VRDN-001 in patients with chronic TED, which we believe established clinical proof-of-concept for VRDN-001 in patients with chronic TED. VRDN-001 previously established clinical proof-of-concept in patients with active TED following positive data from multiple Phase 1/2 trial cohorts in late 2022 and early 2023. The THRIVE Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with active TED remains ongoing, with topline results expected in mid-2024. Initiation of the THRIVE-2 Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with chronic TED is planned for the third quarter of 2023, with topline results expected by year-end 2024.

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

We expect preliminary data from the ongoing Phase 1 trial evaluating IV and SC cohorts of VRDN-001 in healthy volunteers in the fourth quarter of 2023. Following clearance of the investigational new drug (IND) application submission for VRDN-003 in July 2023, we are in the study startup stages of a Phase 1 trial evaluating IV and SC dose cohorts of VRDN-003 in healthy volunteers. We expect preliminary data from the

Phase 1 trial of VRDN-003 in the fourth quarter of 2023. We also expect preliminary data from the ongoing Phase 1 trial of VRDN-002 in healthy volunteers before the end of 2023.
We expect to select our lead SC program based on the preclinical and clinical data available across all three programs by year-end 2023, and plan to advance the selected SC program into a Phase 2/3 trial in the middle of 2024. We believe that the differentiated mechanism of action for VRDN-003 and VRDN-001 SC acting as full-antagonists of IGF-1R have the highest potential to bring the best SC product profile to patients in the long term.

We are also developing multiple preclinical assets in rare and autoimmune diseases. We plan to announce additional information on at least one of these programs in 2023. In January 2023, we entered a partnership to utilize Enable Injections’ enFuse on-body drug delivery system for one of its preclinical programs outside of TED.

Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the ongoing Russian invasion of Ukraine, rising tensions between China and Taiwan and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. For example, based on the preclinical and clinical data across all three SC candidates available by year-end 2023, we expect to select which of VRDN-001, VRDN-002, or VRDN-003 will be our lead program by year-end 2023 and advance the lead program into a pivotal Phase 2/3 trial in the middle of 2024. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance the various clinical trials that are part of our clinical development program described above.

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

As of June 30, 2023, the market capitalization of outstanding shares of our common stock owned by non-affiliates exceeded $700 million, which triggered the Company being classified as a large accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2023. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm, and the result of that audit will be included in our next Annual Report on Form 10-K in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We expect that preparations to comply and continued compliance with this new requirement will significantly increase our compensation expense, professional fees and other administrative costs.

Other Income, net

Other income, net consists primarily of interest income, net of fees, and various income items of a non-recurring nature. Interest expense consists of cash and non-cash interest expense on our long-term debt. We earn interest income from interest-bearing accounts, money market funds, and short-term investments.

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K during the six months ended June 30, 2023. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Collaboration revenue - related party	$72	$256	$(184)
Research and development expenses	40,083	21,712	18,371
General and administrative expenses	19,264	8,108	11,156
Other income, net	4,212	73	4,139

Revenue
Revenue for both the three months ended June 30, 2023 and 2022 was attributable to our collaboration agreement with Zenas BioPharma. The $0.2 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $40.1 million during the three months ended June 30, 2023, compared to $21.7 million during three months ended June 30, 2022. The $18.4 million increase in research and development expenses is primarily attributable to: an increase of $4.5 million in chemistry, manufacturing and controls costs for both the VRDN-001 and VRDN-003 programs; an increase of $5.0 million in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials; an increase of $5.0 million in personnel related costs, including share-based compensation, due to an increase in headcount; and an increase of $2.0 million in milestone fees due to the $5.0 million upfront payment for an exclusive license and collaboration agreement entered into in May 2023, offset by a decrease in milestone expenses of $3.0 million incurred during the three months ended June 30, 2022.

We expect our research and development expenses to increase as we work to progress our clinical and preclinical programs.

General and Administrative Expenses
General and administrative expenses were $19.3 million during the three months ended June 30, 2023, compared to $8.1 million during the three months ended June 30, 2022. The $11.2 million increase in general and administrative expenses is due primarily to an increase of $7.4 million in personnel-related costs, including share-based compensation, due to an increase in headcount. Additionally, professional and license fees increased by approximately $2.3 million during the three months ended June 30, 2023 compared to the same period in 2022 due to market research, accounting, and other professional fees.
Other Income, net
Other income, net was $4.2 million during the three months ended June 30, 2023 compared to $0.1 million during the three months ended June 30, 2022. Other income, net for the three months ended June 30, 2023, is comprised of $4.3 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.2 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the three months ended June 30, 2022, is comprised of interest income earned on short-term investments as well as sub-lease income.

Comparison of the Six Months Ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Collaboration revenue - related party	$170	$472	$(302)
Research and development expenses	90,823	39,458	51,365
General and administrative expenses	41,095	16,467	24,628
Other income, net	8,534	269	8,265
Revenue
Revenue for both the six months ended June 30, 2023 and 2022 was attributable to our collaboration agreement with Zenas BioPharma. The $0.3 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $90.8 million during the six months ended June 30, 2023, compared to $39.5 million during the six months ended June 30, 2022. The $51.4 million increase in research and development expenses is primarily attributable to: a net increase of $14.5 million in milestone, license and option fees due to the $15.0 million upfront payment for development of subcutaneous delivery systems in the first quarter of 2023 and the $5.0 million upfront payment for an exclusive license and collaboration agreement in the second quarter of 2023, offset by an upfront payment of $2.5 million for certain agreed upon development activities and a $3.0 million milestone payment for clinical trial activities for VRDN-001 in the six months ended June 30, 2022; an increase of $12.3 million in chemistry, manufacturing and controls costs for our on-going and planned clinical trials, subcutaneous development costs for VRDN-001, as well as IND-enabling activities for VRDN-003; an increase of $9.7 million in personnel related costs, including share-based compensation, due to an increase in headcount; an increase of $6.2 million in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials; and an increase of $4.1 million in costs associated with our preclinical programs.

General and Administrative Expenses
General and administrative expenses were $41.1 million during the six months ended June 30, 2023 compared to $16.5 million during the six months ended June 30, 2022. The $24.6 million increase in general and administrative expenses is due primarily to an increase of $19.0 million in personnel costs, including share-based compensation, due to increased headcount as well as $6.9 million of share-based compensation related to the modification of options and $0.9 million in severance costs related to the separation agreement with our former Chief Executive Officer. Additionally, professional and license fees increased by approximately $4.3 million during the six months ended June 30, 2023 compared to the same period in 2022 due to market research, accounting, and other professional fees.
Other Income, net
Other income, net was $8.5 million during the six months ended June 30, 2023 compared to $0.3 million during the six months ended June 30, 2022. Other income, net for the six months ended June 30, 2023, is comprised of $8.7 million of interest income earned on short-term investments as well as $0.2 million of sub-lease income, offset by $0.3 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the six months ended June 30, 2023, is comprised of interest income earned on short-term investments as well as sub-lease income.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of June 30, 2023, we had $334.3 million in cash, cash equivalents, and short-term investments and $4.7 million in long-term debt. We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan (as defined below), will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2025.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2023, we have generated an accumulated deficit of $611.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of June 30, 2023, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the

“Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, which was available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestone related to the third tranche has not been achieved yet. The first and second tranches of $25.0 million and $10.0 million, respectively, were available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.

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

In August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”), which increased the available aggregate principal amount of the Term Loan to $150.0 million and revised the available tranches and interest-only payment dates. Upon execution of the Hercules Amendment, the Company drew an initial principal amount of $15.0 million.

ATM Agreement

In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, LLC (“Jeffries”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the three months ended December 31, 2022, we sold 964,357 shares under the September 2022 ATM Agreement at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no shares sold under the September 2022 ATM Agreement during the six months ended June 30, 2023.

Summarized cash flows for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(107,187)	$(39,128)	$(68,059)
Investing activities	27,418	22,826	4,592
Financing activities	11,272	5,296	5,976
Total	$(68,497)	$(11,006)	$(57,491)

Operating Activities

Net cash used in operating activities was $107.2 million for the six months ended June 30, 2023, and primarily consisted of our net loss of $123.2 million, adjusted for non-cash items of $27.0 million (primarily share-based compensation of $27.5 million), and changes in working capital of $11.0 million.

Net cash used in operating activities was $39.1 million for the six months ended June 30, 2022, and primarily consisted of a net loss of $55.2 million, adjusted for non-cash items of $10.3 million (primarily share-based compensation of $9.5 million), and changes in working capital of $5.8 million.

Investing Activities

Net cash provided by investing activities was $27.4 million during the six months ended June 30, 2023, and consisted primarily of $27.9 million in net sales and maturities of short-term investments, offset by $0.4 million in purchases of property and equipment.

Net cash provided by investing activities was $22.8 million during the six months ended June 30, 2022, and consisted primarily of $23.3 million in net proceeds from maturities and purchases of short term investments, and offset by $0.5 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $11.3 million during the six months ended June 30, 2023, and consisted of proceeds from the exercise of warrants, stock options, and the sale of shares under our employee stock purchase plan.

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
•We rely on third parties to conduct our preclinical development activities and clinical trials, manufacture our product candidates, and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates and our business could be substantially harmed.
Risks Related to Our Financial Condition and Capital Requirements
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
As of June 30, 2023, we had $334.3 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2023 and 2022, our net loss was $55.1 million and $29.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $611.4 million and cash, cash equivalents, and short-term investments of $334.3 million.
We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. In addition, from time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available. The interim, topline, or preliminary results that we report may differ from final results upon study completion, or different conclusions or considerations may qualify such results. We will have to conduct well-controlled trials in our proposed indications to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates.
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

The eligibility criteria of our clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. Accordingly, we may not be able to identify, recruit, enroll, and maintain a sufficient number of patients or subjects to complete our future clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies, and the willingness of physicians to participate in our planned clinical trials. Additional factors outside our control, such as pandemics or other public health crises, may also impact our ability to enroll patients in our planned clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP protocols at clinical sites, such as fully documenting informed consent protocols. While we believe that we have made significant progress in remediating these deficiencies, we cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations, and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.
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
Shortages and governmental restrictions resulting from pandemics or other public health crises may disrupt the ability of or increase the cost for our clinical trial sites and other CROs to procure items that are essential for our research and development activities, including animals that are used for preclinical studies. For example, the COVID-19 pandemic and resulting disruptions to the global supply chain caused shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China.
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
Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, operations and prospects may be adversely affected.
In addition, a European Unified Patent Court (“UPC”) came into force on June 1, 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We may decide to opt out from the UPC for any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our proposed markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, such as processes for which patents are difficult to enforce, other elements of our product candidate discovery and/or development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, the agreements or security measures may be breached, and we may not have adequate remedies for such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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

As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will continue to increase as a result of ceasing to be a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.
Our transition to being a large accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will be time consuming and costly, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because we will become a large accelerated filer effective December 31, 2023, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act will be time-consuming, and there is a risk of noncompliance. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources, which could have an adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 22, 2023, we entered into a subscription agreement with two accredited investors (the “Investors”), pursuant to which we agreed to issue 204,843 shares of common stock as partial consideration for certain licenses and rights granted to the Company by the Investors. On July 14, 2023, we entered into an amendment to subscription agreement pursuant to which we agreed to issue an additional 39,059 shares of common stock as partial consideration for certain licenses and rights granted to the Company by the Investors. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the applicable provisions of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On August 7, 2023 (the “Amendment Effective Date”), the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with the lenders referred to therein (the “Lenders”) and Hercules Capital, Inc., as agent (the “Agent”), which amended that certain Loan and Security Agreement, dated April 1, 2022 (as amended, the “Loan Agreement”). The Amendment increased the aggregate amount of term loans available under the Loan Agreement from $75 million to $150 million, with each tranche of term loans being made available subject to certain timing periods or the achievement of certain performance milestones. The Amendment also amended the minimum cash covenant to provide that at any time the aggregate principal funded amount of term loans under the Loan Agreement is at least $50 million, the Company shall maintain qualified cash of at least $25 million. This minimum cash covenant is waived so long as the Company maintains a market capitalization of at least $650 million.

The obligations of the Company under the Loan Agreement are secured by certain assets of the Company, including substantially all of the assets of the Company. The loans incurred under the Credit Agreement will bear interest at the greater of (i) the prime rate plus 4.20% and (ii) 7.45%, but not to exceed 8.95%.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment filed as Exhibit 10.1 attached hereto.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, effective as of May 11, 2022	10-Q	5/12/2022	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
10.1^	First Amendment to Loan and Security Agreement, dated as of August 7, 2023, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.				x
10.2+	Viridian Therapeutics, Inc. Amended and Restated 2016 Equity Incentive Plan	8-K	6/16/2023	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

^	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Viridian agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Viridian may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[***],” may have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Scott Myers
Scott Myers
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)