Form 10-Q
period 2023-09-30
Viridian Therapeutics, Inc.\DE
filed 2023-11-13
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 7, 2023, there were 52,586,039 shares of the registrant’s common stock outstanding.

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
•our strategy, including clinical development of VRDN-001, VRDN-002, VRDN-003, VRDN-006, VRDN-008 and other product candidates, and the clinical and commercial potential of our product candidates, if approved;
•the sufficiency of our cash resources;
•our ability to raise additional funding when needed;
•any statements concerning anticipated regulatory activities or licensing or collaborative arrangements;
•our research and development and other expenses;
•our operations and legal risks;
•developments relating to our competitors and our industry, including competing product candidates and therapies;
•the impact of geopolitical or macroeconomic conditions, including from conflicts such as the ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan and other political tensions, the potential impact of a U.S. government shutdown, slower GDP growth or recession, capital markets volatility, instability in the banking sector and inflation; and
•any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$111,597	$155,579
Short-term investments	201,410	268,971
Prepaid expenses and other current assets	10,730	6,521
Unbilled revenue - related party	102	102
Total current assets	323,839	431,173
Property and equipment, net	1,800	1,326
Operating lease right-of-use asset	1,855	1,610
Other assets	1,263	982
Total assets	$328,757	$435,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,735	$14,234
Accrued liabilities and other (related party $1,110 and $1,146 as of September 30, 2023 and December 31, 2022, respectively)	19,224	18,827
Current portion of deferred revenue - related party	288	288
Total current liabilities	23,247	33,349
Long-term debt, net	20,000	4,645
Deferred revenue - related party	645	861
Other liabilities	1,289	1,172
Total liabilities	45,181	40,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 172,435 and 188,381 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	78,235	85,470
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 51,210 shares issued and outstanding as of September 30, 2023 and December 31, 2022	56,677	56,677
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,700,989 and 41,305,947 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	437	414
Additional paid-in capital	807,339	741,067
Accumulated other comprehensive loss	(64)	(390)
Accumulated deficit	(659,048)	(488,174)
Total stockholders’ equity	283,576	395,064
Total liabilities and stockholders’ equity	$328,757	$435,091
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue - related party	$72	$1,195	$242	$1,667

Operating expenses:
Research and development (including related party expenses of $1,099 and $6,521 during the three and nine months ended September 30, 2023, respectively, and $1,600 and $4,500 during the three and nine months ended September 30, 2022, respectively)	30,385	22,119	121,208	61,577
General and administrative	20,911	8,861	62,006	25,328
Total operating expenses	$51,296	$30,980	$183,214	$86,905
Loss from operations	(51,224)	(29,785)	(182,972)	(85,238)
Other income:
Interest and other income	4,164	1,044	13,029	1,467
Interest and other expense	(600)	(164)	(931)	(318)
Other income, net	3,564	880	12,098	1,149
Net loss	$(47,660)	$(28,905)	$(170,874)	$(84,089)

Net loss per share, basic and diluted	$(1.09)	$(0.86)	$(3.97)	$(2.88)
Weighted-average shares used to compute basic and diluted net loss per share	43,654,577	33,742,076	43,057,658	29,238,247

Comprehensive loss:
Net loss	$(47,660)	$(28,905)	$(170,874)	$(84,089)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	109	137	326	(783)
Total other comprehensive gain (loss)	109	137	326	(783)
Total comprehensive loss	$(47,551)	$(28,768)	$(170,548)	$(84,872)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064
Issuance of common stock upon the conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	57,553	1	945	—	—	946
Issuance of common stock for exercises of stock options	—	—	—	—	612,846	6	6,932	—	—	6,938
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	15,854	—	320	—	—	320
Share-based compensation expense	—	—	—	—	—	—	15,216	—	—	15,216
Change in unrealized gain on investments	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	(68,151)	(68,151)
Balance as of March 31, 2023	172,435	$78,235	51,210	$56,677	43,055,318	$431	$771,705	$(174)	$(556,325)	$350,549
Issuance of common stock under license agreement	—	—	—	—	204,843	2	4,998	—	—	5,000
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	245,381	2	2,131	—	—	2,133
Share-based compensation expense	—	—	—	—	—	—	12,302	—	—	12,302
Change in unrealized gain on investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(55,063)	(55,063)
Balance as of June 30, 2023	172,435	$78,235	51,210	$56,677	43,562,208	$436	$792,070	$(173)	$(611,388)	$315,857
Issuance of common stock under license agreement	—	—	—	—	39,059	—	693	—	—	693
Issuance of common stock for exercises of stock options	—	—	—	—	84,360	1	710	—	—	711
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	15,362	—	260	—	—	260
Share-based compensation expense	—	—	—	—	—	—	13,606	—	—	13,606
Change in unrealized gain on investments	—	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	—	(47,660)	(47,660)
Balance as of September 30, 2023	172,435	$78,235	51,210	$56,677	43,700,989	$437	$807,339	$(64)	$(659,048)	$283,576

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
Issuance of common stock upon the conversion of convertible preferred stock	(47,871)	(21,722)	—	—	3,191,555	33	21,689	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	47,735	—	667	—	—	667
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	6,128	—	71	—	—	71
Share-based compensation expense	—	—	—	—	—	—	4,659	—	—	4,659
Change in unrealized loss on investments	—	—	—	—	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	—	—	—	—	(25,693)	(25,693)
Balance as of March 31, 2022	212,566	$96,442	23,126	$15,669	27,169,422	$272	$439,187	$(935)	$(383,993)	$166,642
Issuance of common stock upon the conversion of convertible preferred stock	(19,027)	(8,633)	—	—	1,268,528	13	8,620	—	—	—
Issuance of common stock for exercises of stock options	—	—	—	—	26,030	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	4,885	—	—	4,885
Change in unrealized loss on investments	—	—	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	—	—	(29,491)	(29,491)
Balance as of June 30, 2022	193,539	$87,809	23,126	$15,669	28,463,980	$285	$452,696	$(1,077)	$(413,484)	$141,898
Issuance of common stock upon the conversion of convertible preferred stock	(5,158)	(2,339)	—	—	343,882	2	2,337	—	—	—
Issuance of Series B preferred stock and common stock, 2022 offering, net of issuance costs	—	—	28,084	41,008	11,352,640	114	248,528	—	—	289,650
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	20,291	—	237	—	—	237
Issuance of common stock for cash under employee stock purchase plan					6,896	—	112	—	—	112
Share-based compensation expense	—	—	—	—	—	—	4,943	—	—	4,943
Change in unrealized loss on investments	—	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	—	(28,905)	(28,905)
Balance as of September 30, 2022	188,381	$85,470	51,210	$56,677	40,244,355	$402	$709,787	$(940)	$(442,389)	$409,007

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(170,874)	$(84,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	41,124	14,487
Issuance of common stock under license agreement	5,693	—
Non-cash interest expense and amortization of debt issuance costs	194	100
Depreciation and amortization	372	159
Accretion and amortization of premiums and discounts on available-for-sale securities	(8,423)	727
Non-cash lease expense	59	40
Net loss on extinguishment of debt	181	—
Fees paid directly to creditor related to extinguishment of debt	514	—
Other non-cash items	31	—
Amortization of issuance costs, 2021 ATM	—	75
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,489)	(2,622)
Unbilled revenue - related party	—	52
Deferred revenue - related party	(216)	(216)
Accounts payable	(10,524)	9,779
Accrued and other liabilities	188	1,712
Net cash used in operating activities	(146,170)	(59,796)
Cash flows from investing activities:
Purchases of short-term investments	(135,385)	(5,192)
Proceeds from sales and maturities of short-term investments	211,694	71,235
Purchase of property and equipment, net	(850)	(566)
Net cash provided by investing activities	75,459	65,477

Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to 2022 Public Offering	—	266,788
Payments of issuance costs associated with the sale of common stock	—	(18,146)
Proceeds from the issuance of Series B preferred stock	—	44,000
Payment of issuance costs associated with the sale of preferred stock	—	(2,992)
Proceeds from issuance of long-term debt, net of costs	15,000	4,554
Payment of debt extinguishment costs	(514)	—
Proceeds from the sale of common stock - warrants	1,881	935
Proceeds from issuance of common stock upon the exercise of stock options	9,782	908
Proceeds from the issuance of common stock for cash under employee stock purchase plan	580	183
Net cash provided by financing activities	26,729	296,230
Net (decrease) increase in cash and cash equivalents	(43,982)	301,911

Cash and cash equivalents at beginning of period	155,579	42,299
Cash and cash equivalents at end of period	$111,597	$344,210

Supplemental disclosure of cash flow information
Cash paid for interest	$434	$144
Supplemental disclosure of non-cash investing and financing activities
Unpaid common and preferred stock issuance costs included in accrued liabilities	—	$39
Purchases of property and equipment in accounts payable	$25	$44
Extinguishment of long-term debt	$4,707	—
Issuance of long-term debt	$5,000	—

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on engineering and developing potential best-in-class medicines for patients with serious and rare diseases. The Company’s expertise in antibody discovery and engineering enables it to develop differentiated therapeutic candidates for previously validated drug targets in commercially established disease areas. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). In addition to its intravenously-administered VRDN-001 program, the Company is advancing three candidates for its subcutaneous (“SC”) strategy (VRDN-001 SC, VRDN-002 and VRDN-003). TED is a debilitating autoimmune disease that causes inflammation and fibrosis within the orbit of the eye which can cause proptosis, double vision, pain, and potential blindness. Patients with severe disease often require multiple remedial surgeries to the orbit, eye muscles and eyelids. In addition to developing therapies for TED, the Company is developing a portfolio of neonatal Fc receptor (“FcRn”) inhibitors, VRDN-006 and VRDN-008. FcRn inhibition has the potential to treat a broad array of autoimmune diseases, representing a significant commercial opportunity. VRDN-006 is a highly selective Fc fragment. VRDN-008 is a novel, first-in-class FcRn inhibitor that aims to pair immunoglobulin G (IgG) suppression with extended half-life technology.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through September 30, 2023, the Company has generated an accumulated deficit of $659.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

As of September 30, 2023, the Company had approximately $313.0 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operations for at least the next twelve months from the issuance of these financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”), or the Financial Accounting Standards Board (“FASB”).
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period.

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

Risk and Uncertainties – Global Economic Considerations

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the ongoing military conflict between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan and other political tensions, the potential impact of a U.S. government shutdown, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.

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

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three and nine months ended September 30, 2023 and 2022.
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

3. FAIR VALUE MEASUREMENTS
Investments
The following table provides details regarding the Company’s short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Money market funds	$102,982	$3	$—	$102,985
U.S. treasury securities	44,386	2	(20)	44,368
U.S. corporate paper and bonds	161,265	2	(51)	161,216
Total	$308,633	$7	$(71)	$308,569

December 31, 2022
Money market funds	$137,903	$—	$—	$137,903
U.S. treasury securities	85,578	123	(96)	85,605
U.S. corporate paper and bonds	199,350	1	(385)	198,966
International corporate bond holdings	2,009	—	(33)	1,976
Total	$424,840	$124	$(514)	$424,450

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As of September 30, 2023, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and nine months ended September 30, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Cash equivalents:
Money market funds	$102,985	$—	$—	$102,985
U.S. corporate paper and bonds	—	4,173	—	4,173
Short-term investments:
U.S. treasury securities	—	44,368	—	44,368
U.S. corporate paper and bonds	—	157,043	—	157,043
Total cash equivalents and short-term investments	$102,985	$205,584	$—	$308,569

December 31, 2022
Cash equivalents:
Money market funds	$137,903	$—	$—	$137,903
U.S. corporate paper and bonds	—	17,576	—	17,576
Short-term investments:
U.S. treasury securities	—	85,605	—	85,605
U.S. corporate paper and bonds	—	181,390	—	181,390
International corporate bond holdings	—	1,976	—	1,976
Total cash equivalents and short-term investments	$137,903	$286,547	$—	$424,450

4. ACCRUED LIABILITIES AND OTHER

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$8,922	$12,576
Accrued employee compensation and related taxes	7,645	4,772
Operating lease liability, short-term	821	613
Accrued legal fees and expenses	272	177
Accrued other professional service fees	397	392
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	149	39
Other accrued liabilities	918	158
Total accrued liabilities	$19,224	$18,827

5. DEBT

Loan and Security Agreement with Hercules Capital, Inc.

In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, which was available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, which became available after the achievement of a development milestone in August 2022, and which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestones for the third tranche were not achieved prior to amendment of the Hercules Loan and Security Agreement in August 2023. The obligations of the Borrower under the Loan Agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan has a maturity date of October 1, 2026.

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
In addition, in connection with the initial draw, the Company paid to the Lenders a facility fee of $0.1 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender

Expenses”). The debt issuance costs and the Lender Expenses were being amortized as additional interest expense over the term of the loan.

The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.4 million and $0.8 million during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively.

In August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”). Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which is available through December 15, 2023, and $25.0 million of which is available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The milestones for the second and third tranches have not yet been achieved. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.

The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2023 was 8.95% based upon an increase in the prime rate in June 2022.

Per the terms of the Hercules Amendment, the Company is obligated to make interest-only payments through April 1, 2025. If certain development milestones are met, then the interest-only period will be extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.

Upon execution of the Hercules Amendment, the Company drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. The Company recognized a loss on debt extinguishment of $0.2 million related to unamortized debt discount and debt issuance costs as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at September 30, 2023:

September 30, 2023
(in thousands)
Gross proceeds	$20,000
Unamortized debt issuance costs	—
Carrying value	$20,000

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan and Security Agreement as of September 30, 2023 are as follows (in thousands):

Fiscal Year
2023 (remainder)	$—
2024	—
2025	9,101
2026	10,899
Total	$20,000

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
The Zenas Agreements would qualify as a collaborative arrangement under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While this arrangement is in the scope of ASC 808, the Company applied ASC 606 to account for certain aspects of this arrangement. The Company applied ASC 606 for certain activities within the arrangement associated with the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company is recognizing the transaction price from the license agreement over the Company’s estimated period to complete its activities.

At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and nine months ended September 30, 2023 the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $1.7 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of September 30, 2023, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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

During the three and nine months ended September 30, 2023, the Company recorded $1.1 million and $6.5 million, respectively, in research and development costs related to the Paragon Agreement. During the three and nine months ended September 30, 2022, the Company recorded $1.6 million and $4.5 million, respectively, in research and development costs related to the Paragon Agreement.

As of September 30, 2023, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

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

In December 2021, the Company entered into a subsequent technology license agreement (the “2021 Xencor License Agreement”) with Xencor, Inc. (“Xencor”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, the Company received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, the Company issued 394,737 shares of its common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, if successful, for each licensed product, the Company would be obligated to make future milestone payments of up to $27.8 million, which includes development milestone payments of up to $4.8 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that the Company successfully commercializes, it would be responsible for royalty payments equal to a percentage in the mid-single digits of net sales. This agreement was terminated on September 7, 2023.

Development and License Agreement with Enable Injections

In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, Viridian granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense for the nine months ended September 30, 2023 in the accompanying condensed consolidated statement operations. This amount is reflected as a cash outflow from operating activities in the statement of cash flows for the nine months ended September 30, 2023.

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

Exclusive License and Collaboration Agreement

On May 11, 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, Viridian was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by the License, the Company initially issued 204,843 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.0 million and recorded as research and development expense during the three months ended June 30, 2023. On July 24, 2023, the Company issued 39,059 additional shares of its common stock to certain stockholders of the third-party and recorded the related $0.7 million expense as research and development expenses during three months ended September 30, 2023. Additionally, upon the date when the Company decides to pursue certain studies for the licensed compound under the agreement, the Company shall issue the third-party collaborator the equivalent of $10.0 million in shares of its common stock. The Company is also obligated to make certain future milestones of up to $45.0 million upon the achievement of certain development milestones. Remaining development milestone payments shall be payable in cash. If the Company is successful in commercializing products related to the licensed compound, the Company is also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits.

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

Massachusetts-based Office Space

The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022 and July 2022, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Massachusetts Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. The Massachusetts Lease provides for annual base rent of approximately $0.4 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses. The Lease will expire in April 2027. The Company has the option to extend the lease term for an additional period of three years upon notice to the landlord.

Future lease payments under noncancellable leases as of September 30, 2023 are as follows:

(in thousands)
2023 (remainder)	$235
2024	962
2025	464
2026	474
2027	159
Total future minimum lease payments	2,294
Less: imputed interest	(266)
Total	$2,028

As of September 30, 2023, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.8 million within accrued liabilities and $1.2 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets. Amortization of the operating lease right-

of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.1 million and $0.4 million for the three and nine months ended September 30, 2022.

The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado and Massachusetts Leases, which were $0.1 million for $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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

Common Stock Sales Agreements - Jefferies LLC

In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2022, the Company sold 964,357 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no sales under the September 2022 ATM Agreement during the three months ended September 30, 2023.
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
Through December 31, 2020, the Company sold 412,187 shares of common stock to Aspire Capital at a weighted-average price of $21.35 per share for aggregate net proceeds of $8.8 million. The Company did not sell any shares to Aspire Capital during the year ended December 31, 2022 or during the three months ended September 30, 2023. As of September 30, 2023, the Company has the ability to sell an additional $10.2 million of shares of common stock to Aspire Capital. Under the Aspire Stock Purchase Agreement, the Company has the right, in its sole discretion, on any trading day selected by it, and within certain specified limitations, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 13,333 shares of common stock per business day at a per share price equal to the lesser of (i) the lowest sale price of common stock on the purchase date or (ii) the average of the three lowest closing sale prices for the common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The Company also has the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average-price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.
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
As of September 30, 2023 and December 31, 2022, there were 172,435 and 188,381 shares of Series A Preferred Stock outstanding, respectively. During the nine months ended September 30, 2023, 15,946 shares of Series A Preferred Stock were converted into 1,063,118 shares of common stock.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of September 30, 2023 and December 31, 2022, there were 51,210 shares of Series B Preferred Stock outstanding, respectively. No shares of Series B Preferred Stock were converted into common stock during the nine months ended September 30, 2023.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at September 30, 2023	Remaining Contractual Life at September 30, 2023
	September 30, 2023	December 31, 2022
Liability-classified warrants
Issued April 2017	781	781	$127.95	1.58

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	6.99
Issued February 2020 (2)	218,050	332,130	$14.44	1.37
Issued November 2017	1,606	1,606	$0.69	1.13
Subtotal	249,102	363,182	$15.15
Total warrants	249,883	363,963	$15.51

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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2023 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2022	363,963	$15.82
Exercised(1)	(114,080)	$16.50
Outstanding at September 30, 2023	249,883	$15.51

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
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the number of shares that remained available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. The 2016 Plan will terminate on June 14, 2033.
As of September 30, 2023, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	250,000	3,719,757	—
2020 Plan	—	483,927	—
2016 Plan	88,875	4,057,422	4,576,697
2008 Plan	—	155	—
Total	338,875	8,261,261	4,576,697

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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,722,449	$17.23	8.64	$68,977
Granted	4,600,250	$31.07
Exercised	(942,587)	$10.38
Forfeited or expired	(1,118,851)	$21.40
Outstanding as of September 30, 2023	8,261,261	$25.15	8.31	$4,004
Vested and expected to vest as of September 30, 2023	8,261,261	$25.15	8.31	$4,004
Exercisable as of September 30, 2023	2,490,556	$20.09	6.41	$2,168
Vested as of September 30, 2023	2,490,556	$20.09	6.41	$2,168

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on a blend of historical data from public companies that are similar to the Company in size and nature of operations, as well as the Company’s own volatility. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted, and actual and expected option-

exercise behaviors. The fair value of the underlying common stock is based on the closing price of the common stock on The Nasdaq Capital Market at the date of grant.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $23.19 and $11.92, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term, in years	5.57	5.81
Expected volatility	90.8%	88.1%
Risk-free interest rate	3.8%	2.3%
Expected dividend yield	—%	—%
Weighted average exercise price	$31.07	$16.35

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of September 30, 2023, the Company had 691,384 shares available for issuance, and 58,290 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans and the Inducement Plan, and for shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$4,003	$1,884	$11,671	$5,220
General and administrative	9,603	3,059	29,453	9,267
Total share-based compensation expense	$13,606	$4,943	$41,124	$14,487

During the nine months ended September 30, 2023, the Company recorded an additional $7.5 million in share-based compensation related to the acceleration of vesting for its former Chief Executive Officer, amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited. During the nine months ended September 30, 2023, the Company recorded an additional $1.2 million in share-based compensation related to the acceleration of vesting for its former Chief Financial Officer.

As of September 30, 2023, the Company had $106.7 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.11 years. As of September 30, 2023, the Company had $10.1 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.35 years.

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

Potentially dilutive securities include the following:

	September 30,
	2023	2022
Series A Preferred Stock (as converted to shares of common stock)	11,496,241	12,559,361
Series B Preferred Stock (as converted to shares of common stock)	3,414,171	3,414,170
Options to purchase common stock	8,261,261	5,433,211
Warrants to purchase common stock	249,883	363,963
Restricted stock units	338,875	—
Total	23,760,431	21,770,705

12. SUBSEQUENT EVENTS

Private Placements

In November 2023, the Company issued and sold in private placement transactions an aggregate of 8,869,797 shares of the Company’s common stock at a price per share of $12.38 and 92,312 shares of the Company’s Series B non-voting convertible preferred stock at a price per share of $825.3746, pursuant to securities purchase agreements with certain institutional and accredited investors. The Company received aggregate gross proceeds of approximately $186.0 million, before deducting offering expenses payable by the Company.

License Agreement with Paragon Therapeutics, Inc.

On October 30, 2023, the Company entered into a License Agreement with Paragon Therapeutics, Inc. (the “Paragon License Agreement”) as a result of exercising its Option under the Paragon Agreement to obtain exclusive licenses to develop, manufacture and commercialize certain antibodies and associated products. In connection with the execution of the Paragon License Agreement, the Company is obligated to make an initial payment of $5.3 million. In consideration for rights granted by Paragon, the Company is obligated to make certain future development milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical and regulatory milestones. Additionally, if the Company successfully commercializes any product candidate subject to the Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales.

Separation Agreement with President and Chief Executive Officer

On October 29, 2023, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with the former Chief Executive Officer. Under the terms of the Separation Agreement, the Company incurred severance costs totaling $14.6 million, including $13.5 million of incremental share-based compensation related to the acceleration of stock options and restricted stock units.

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
Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting of insulin-like growth factor-1 receptor (“IGF-1R”). VRDN-001 is being evaluated in clinical trials for the treatment of thyroid eye disease (“TED”). In July 2023, we reported positive data from the Phase 2 portion of the ongoing Phase 1/2 clinical trial of VRDN-001 in patients with chronic TED, which we believe established clinical proof-of-concept for VRDN-001 in patients with chronic TED. VRDN-001 previously established clinical proof-of-concept in patients with active TED following positive data from multiple Phase 1/2 trial cohorts in late 2022 and early 2023. The THRIVE Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with active TED remains ongoing, with topline results expected in mid-2024. The THRIVE-2 Phase 3 trial evaluating the efficacy and safety of VRDN-001 in patients with chronic TED was initiated in the third quarter of 2023, with topline results expected by year-end 2024.
We are also advancing VRDN-001, VRDN-002, and VRDN-003 as subcutaneous (“SC”) program candidates, each with the potential to be developed into a convenient, SC, self-administered pen device. VRDN-001 intravenous (“IV”) low-dose data support its potential as a SC candidate. VRDN-002 is a novel anti-IGF-1R monoclonal antibody incorporating half-life extension technology. VRDN-003 is an anti-IGF-1R monoclonal antibody with the same amino acid sequence as VRDN-001, except for the addition of the half-life extension technology that is incorporated in VRDN-002.
We expect preliminary data from the ongoing Phase 1 trials evaluating IV and SC cohorts of VRDN-001, VRDN-002, and VRDN-003 in healthy volunteers in the fourth quarter of 2023.

We expect to outline SC development program strategy based on the preclinical and clinical data available across all three programs by year-end 2023, and plan to advance the selected SC program into subsequent clinical trials in the middle of 2024. We believe that the differentiated mechanism of action for VRDN-003 and VRDN-001 SC acting as full-antagonists of IGF-1R have the highest potential to bring the best SC product profile to patients in the long term. In October 2023, we entered into a subcutaneous autoinjector supply agreement with Ypsomed to support development of convenient subcutaneous therapies for the treatment of TED.
We are also developing a portfolio of engineered FcRn inhibitors, VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete immunoglobulin G (“IgG”) suppression and needed improvements in safety.
VRDN-006 is a FcRn-targeting Fc fragment, and in non-human primate studies, demonstrated specificity for blocking FcRn-IgG interactions while showing no increases in albumin or low-density lipoprotein (“LDL”) levels. In head-to-head non-human primate studies, VRDN-006 demonstrated comparable potency and IgG lowering to efgartigimod, the current standard of care in FcRn inhibition, as well as a similar safety profile. We plan to file an investigational new drug application for VRDN-006 by year end 2024 and expect healthy volunteer data for VRDN-006 in the second half of 2025. VRDN-008 is a novel, first-in-class FcRn inhibitor that aims to pair IgG suppression with extended half-life technology, potentially enabling deeper and more durable suppression than existing anti-FcRn therapies. Both molecules are designed to be convenient, self-administered, SC products. The company plans to share additional details about our FcRn portfolio in 2024.
We are also developing multiple preclinical assets in severe autoimmune and rare diseases.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan and other political tensions, the potential impact of a U.S. government shutdown and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K during the nine months ended September 30, 2023. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Collaboration revenue - related party	$72	$1,195	$(1,123)
Research and development expenses	30,385	22,119	8,266
General and administrative expenses	20,911	8,861	12,050
Other income, net	3,564	880	2,684

Revenue
Revenue for both the three months ended September 30, 2023 and 2022 was attributable to our collaboration agreement with Zenas BioPharma. The $1.1 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $30.4 million during the three months ended September 30, 2023, compared to $22.1 million during the three months ended September 30, 2022. The $8.3 million increase in research and development expenses is primarily attributable to the following:
•$6.5 million increase in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials;
•$4.4 million increase in personnel related costs, including share-based compensation, due to an increase in headcount; offset by
•$2.0 million decrease in preclinical costs due to timing and stage of ongoing clinical trials and preclinical assets.

We expect our research and development expenses to increase as we work to progress our clinical and preclinical programs.

General and Administrative Expenses

General and administrative expenses were $20.9 million during the three months ended September 30, 2023, compared to $8.9 million during the three months ended September 30, 2022. The $12.1 million increase in general and administrative expenses is primarily attributable to the following:
•$7.7 million increase in personnel-related costs, including share-based compensation, due to an increase in headcount;
•$1.2 million of incremental share-based compensation related to the acceleration of options of our former Chief Financial Officer;
•$0.6 million in severance costs related to the separation agreement with our former Chief Financial Officer; and
•$2.2 million increase in professional and license fees due to market research, accounting and other professional fees to support the growing organization.
Other Income, net
Other income, net was $3.6 million during the three months ended September 30, 2023 compared to $0.9 million during the three months ended September 30, 2022. Other income, net for the three months ended September 30, 2023 is comprised of $4.1 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.4 million in interest expense related to our Hercules Loan and Security Agreement and a $0.2 million loss on debt extinguishment related to the Hercules Amendment. Other income, net for the three months ended September 30, 2022 is comprised of interest income earned on short-term investments as well as sub-lease income. The increase in interest income is primarily attributable to higher interest rates and higher average short-term investments balances during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Collaboration revenue - related party	$242	$1,667	$(1,425)
Research and development expenses	121,208	61,577	59,631
General and administrative expenses	62,006	25,328	36,678
Other income, net	12,098	1,149	10,949
Revenue
Revenue for both the nine months ended September 30, 2023 and 2022 was attributable to our collaboration agreement with Zenas BioPharma. The $1.4 million decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $121.2 million during the nine months ended September 30, 2023, compared to $61.6 million during the nine months ended September 30, 2022. The $59.6 million increase in research and development expenses is primarily attributable to the following:

•$15.1 million net increase in milestone, license and option fees due to the $15.0 million upfront payment for development of SC delivery systems in the first quarter of 2023 and the $5.7 million upfront payment for an exclusive license and collaboration agreement in the second quarter of 2023, offset by an upfront payment of $2.5 million for certain agreed upon development activities and a $3.0 million milestone payment for clinical trial activities for VRDN-001 in the nine months ended September 30, 2022;
•$9.8 million increase in chemistry, manufacturing and controls costs for our ongoing and planned clinical trials, SC development costs for VRDN-001, as well as IND-enabling activities for VRDN-003;
•$14.0 million increase in personnel related costs, including share-based compensation, due to an increase in headcount;
•$12.7 million increase in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials;
•$2.1 million increase in costs associated with our preclinical programs; and
•$3.8 million increase in professional service fees for consultants and contractors to support ongoing programs.

General and Administrative Expenses
General and administrative expenses were $62.0 million during the nine months ended September 30, 2023 compared to $25.3 million during the nine months ended September 30, 2022. The $36.7 million increase in general and administrative expenses is primarily attributable to the following:
•$19.3 million increase in personnel costs, including share-based compensation, due to increased headcount;
•$10.2 million of severance costs related to the separation agreements with our former Chief Executive Officer and former Chief Financial Officer, including $8.7 million of incremental share-based compensation related to the modification and acceleration of options; and
•$6.9 million increase in professional and license fees due to market research, accounting and other professional fees to support the growing organization.
Other Income, net
Other income, net was $12.1 million during the nine months ended September 30, 2023 compared to $1.1 million during the nine months ended September 30, 2022. Other income, net for the nine months ended September 30, 2023 is comprised of $12.8 million of interest income earned on short-term investments as well as $0.2 million of sub-lease income, offset by $0.8 million in interest expense related to our Hercules Loan and Security Agreement and a $0.2 million loss on debt extinguishment related to the Hercules Amendment. Other income, net for the nine months ended September 30, 2022 is comprised of interest income earned on short-term investments as well as sub-lease income. The increase in interest income is primarily attributable to higher interest rates and higher average short-term investments balances during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of September 30, 2023, we had $313.0 million in cash, cash equivalents, and short-term investments and $20.0 million in long-term debt. We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan (as defined below), will be sufficient to fund our operations, including our clinical development plan described above, into 2026.

We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2023, we have generated an accumulated deficit of $659.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of September 30, 2023, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, which was available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestone related to the third tranche was not achieved prior to amendment of the Hercules Loan and Security Agreement in August 2023. The first and second tranches of $25.0 million and $10.0 million, respectively, were available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.

Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024. However, upon the achievement of a development milestone in August 2022, the interest-only period was extended to October 1, 2024. If additional development milestones are met, the interest-only period will be extended to April 1, 2025 pursuant to a second extension. We are required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, we are required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances at maturity, which are being accreted as additional interest expense over the term of the loan.

In August 2023, we executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”). Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million available through December 15, 2023, and $25.0 million available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The milestones for the second and third tranches have not yet been achieved. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.

The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate, provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2023 was 8.95% based upon an increase in the prime rate in June 2022.

Per the terms of the Hercules Amendment, we are obligated to make interest-only payments through April 1, 2025. If certain development milestones are met, then the interest-only period will be extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.

Upon execution of the Hercules Amendment, we drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. We recognized a loss on debt extinguishment of $0.2 million related to unamortized debt discount and debt issuance costs as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.

ATM Agreement

In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, LLC (“Jeffries”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the three months ended December 31, 2022, we sold 964,357 shares under the September 2022 ATM Agreement at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. There were no shares sold under the September 2022 ATM Agreement during the three months ended September 30, 2023.

Summarized cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(146,170)	$(59,796)	$(86,374)
Investing activities	75,459	65,477	9,982
Financing activities	26,729	296,230	(269,501)
Net increase (decrease) in cash and cash equivalents	$(43,982)	$301,911	$(345,893)

Operating Activities

Net cash used in operating activities was $146.2 million for the nine months ended September 30, 2023, and primarily consisted of our net loss of $170.9 million, adjusted for non-cash items of $39.7 million (primarily share-based compensation of $41.1 million), and changes in working capital of $15.0 million.

Net cash used in operating activities was $59.8 million for the nine months ended September 30, 2022, and primarily consisted of a net loss of $84.1 million, adjusted for non-cash items of $15.6 million (primarily share-based compensation of $14.5 million) and changes in working capital of $8.7 million.

Investing Activities

Net cash provided by investing activities was $75.5 million during the nine months ended September 30, 2023, and consisted primarily of $76.3 million in net sales and maturities of short-term investments, offset by $0.9 million in purchases of property and equipment.

Net cash provided by investing activities was $65.5 million during the nine months ended September 30, 2022, and consisted primarily of $66.0 million in net proceeds from maturities and purchases of short term investments, and offset by $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $26.7 million during the nine months ended September 30, 2023, and consisted of $14.5 million in net proceeds from the Hercules Amendment, as well as $1.9 million in proceeds from the exercise of warrants, $9.8 million in proceeds from the exercise of stock options, and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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
As of September 30, 2023, we had $313.0 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2023 and 2022, our net loss was $170.9 million and $84.1 million, respectively. As of September 30, 2023, we had an accumulated deficit of $659.0 million and cash, cash equivalents, and short-term investments of $313.0 million.
We believe that our current cash, cash equivalents and short-term investments, including amounts already drawn down under the Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
Although we have product liability insurance, which covers our historical clinical trials in the United States, for up to $10.0 million per occurrence, up to an aggregate limit of $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for any future clinical trials that we may initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:
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
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. We are aware that the following companies have therapeutics marketed or in development for TED: Horizon Therapeutics plc and Immunovant, Inc., Harbour BioMed, Valenza Bio, Inc. and Sling Therapeutics, Inc. If approved, VRDN-001 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED. We are also aware that the following comapnies may have anti-FcRn therapeutics marketed or in development: argenx SE, UCB, Janssen Pharmaceutical Companies of Johnson and Johnson, Immunovant, Inc. and Alexion Pharmaceuticals, Inc. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition.
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
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For example, in December 2022, Amgen Inc. announced that it intends to acquire Horizon Therapeutics plc, which could have a significant impact on the competitive landscape for clinical trials and therapeutics for TED. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of VRDN-001, VRDN-002, VRDN-003 or our other product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations, and prospects.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 14, 2023, we entered into an amendment to a subscription agreement with two accredited investors (the “Investors”) pursuant to which we agreed to issue 39,059 shares of common stock as partial consideration for certain licenses and rights granted to the Company by the Investors. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the applicable provisions of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 10, 2023, the Compensation Committee of the Board approved the grant of retention cash bonuses to certain employees of the Company, including Seth Harmon, the Company’s Principal Financial Officer. Mr. Harmon’s retention cash bonus is equal to 75% of his 2023 annual target cash bonus opportunity, provided that Mr. Harmon remains continuously employed by the Company through September 30, 2024. In addition, the Compensation Committee approved a minimum achievement of 100% of his 2023 annual target cash bonus opportunity under the Company’s 2023 annual cash bonus plan, with such final payout amount to be determined by the Compensation Committee of the Board in the first quarter of 2024.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Third Amended and Restated Bylaws of the Company, effective as of November 1, 2023				x
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1
10.1^
First Amendment to Loan and Security Agreement, dated as of August 7, 2023, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.
					x
10.2+	Stephen Mahoney Employment Agreement, dated October 27, 2023				x
10.3+	Thomas Beetham Employment Agreement, dated October 27, 2023				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

^	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Viridian agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Viridian may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[***],” may have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: November 13, 2023	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Seth Harmon
Seth Harmon
Senior Vice President of Finance
(Principal Financial Officer; Principal Accounting Officer)