Form 10-K
period 2023-12-31
Viridian Therapeutics, Inc.\DE
filed 2024-02-27
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2023, as reported on The Nasdaq Capital Market, was $1,021.1 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2024, there were 62,767,570 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response and convenience of our product candidates;
•the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
•supply chain disruptions, enrollment in clinical trials involving our product candidates or other delays in such trials;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•the rate and degree of market acceptance and clinical utility for our product candidates;
•the success of competing therapies that are or may become available;
•expectations regarding the initiation of clinical trials and interactions and alignment with regulatory authorities;
•the timing or likelihood of regulatory filings and approvals, including our expectation to seek an accelerated approval pathway and special designations, such as orphan drug designation, for our product candidates for various diseases;
•our ability to obtain and maintain regulatory approval of our product candidates;
•our plans relating to the further development of our product candidates, including additional indications we may pursue;
•existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
•our plans and ability to obtain or protect intellectual property rights;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates and for the manufacture of our product candidates for preclinical studies and clinical trials;
•our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates;

•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•developments relating to our competitors and our industry, including the impact of government regulation;
•the impact of geopolitical or macroeconomic conditions, including from conflicts such as the ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan and other political tensions, slower GDP growth or recession, capital markets volatility, instability in the banking sector and inflation; and
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.
Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.
Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report, to “Viridian,” “Viridian Therapeutics,” the “Company,” “we,” “us,” and “our” or similar references refer to Viridian Therapeutics, Inc. and our consolidated subsidiaries.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.
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
•We are heavily dependent on the success of our product candidates, which are in clinical development. Some of our product candidates have produced results only in non-clinical settings, or for other indications than those for which we contemplate conducting development and seeking U.S. Food and Drug Administration (“FDA”) approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
•We may find it difficult to enroll and maintain patients or subjects in our clinical trials, in part due to the limited number of patients or subjects who have the diseases for which our product candidates are being studied or the availability of competing therapies and clinical trials. We cannot predict if we will have difficulty enrolling and maintaining patients or subjects in our future clinical trials. Difficulty in enrolling and maintaining patients or subjects could delay or prevent clinical trials of our product candidates.
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
•We rely on patent rights, trade secret protections, and confidentiality agreements to protect the intellectual property related to our product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.
•If we are unable to establish commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell our product candidates, we may be unable to generate any revenue.
•We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.
•Our future success depends in part on our ability to attract, retain, and motivate qualified personnel. If we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.

PART I

ITEM 1. BUSINESS
Company Overview

We are a biopharmaceutical company focused on discovering and developing potential best-in-class medicines for serious and rare diseases. We target disease areas where marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation medicines rarely represent optimal solutions, especially in rare disease areas, and that there is potential to develop differentiated, best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, expanded market access, and augmented market competition. Our business model is designed to identify and evaluate product opportunities in disease areas where trial data establishes proof-of-concept for a drug target in the clinic, but the competitive evolution of the product life cycle management and number of entrants appears incomplete. We intend to prioritize indications where a fast-follower and a potentially differentiated drug candidate, or overall product profile, could create significant medical benefit for patients. We are engineering medicines to address unmet medical needs for patients and further advance drug innovation.
Our goal is to identify and evaluate product concepts leveraging clinically validated molecular targets using established therapeutic modalities. We prioritize product concepts that are aligned with clinical and commercial hypotheses, which we expect will provide an attractive balance of risk and opportunity, thereby representing a compelling allocation of our resources. We focus on advancing therapeutic proteins, including antibodies, that we either in-license or discover internally, incorporating proprietary therapeutic protein and antibody discovery and optimization platforms to advance clinical candidates with unique characteristics. We have built relevant expertise in protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development for thyroid eye disease (“TED”), development of anti-neonatal Fc receptor (“FcRn”) therapies, and nonclinical and clinical development for indications in rare and autoimmune diseases.
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
We have first prioritized the development of therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase (“active TED”), followed by a transition to a secondary chronic phase (“chronic TED”). The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets insulin-like growth factor 1 receptor (“IGF-1R”). Tepezza® is marketed in the United States by Horizon Therapeutics plc (“Horizon”), which was acquired by Amgen in October 2023.
The results from clinical trials of teprotumumab conducted by Horizon provide strong clinical validation linking the targeting of IGF-1R to clinical benefit in patients with TED. However, clinical trials evaluating teprotumumab in patients with TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. We believe that there are multiple opportunities to develop fast-follower therapeutics that improve on teprotumumab’s features, including dosing schedule, route of administration, and safety profile.
We are developing two product candidates, VRDN-001 for intravenous (“IV”) and VRDN-003 for subcutaneous (“SC”) administration, to treat patients who suffer from TED. Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro preclinical data, we showed that VRDN-001 is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. We also conducted Phase 1/2 clinical trials of VRDN-001 in patients with active or chronic TED. In the active TED portion of the Phase 1/2 clinical trials, data reported from all three dose cohorts of VRDN-001 (n=21) showed significant and rapid improvement in both the signs and symptoms of TED after two infusions of VRDN-001 compared to placebo. Across all VRDN-001 treated patients in the active TED trial, 71% were proptosis responders, 67% were overall responders, 62% achieved a clinical activity score (“CAS”) of 0 or 1, and 54% had complete resolution of their diplopia. In the chronic TED portion of the Phase 1/2 clinical trials, data reported from both dose cohorts of VRDN-001 (n=12) showed significant and rapid improvement in the signs and symptoms of TED after two infusions of

VRDN-001 compared to placebo. Across all VRDN-001 treated patients in the chronic TED trial, 42% were proptosis responders, 40% achieved a CAS of 0 or 1, and no patients had complete resolution of their diplopia. In the Phase 1/2 clinical trials of both active and chronic TED, VRDN-001 had a favorable safety profile and was well-tolerated by all patients treated in all dose cohorts.
We are evaluating VRDN-001 in two global Phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. We expect to report topline THRIVE and THRIVE-2 data in the middle of 2024 and by year end 2024, respectively. We expect that the THRIVE and THRIVE-2 Phase 3 trials, together with a safety database comprising 300 treated patients will support global health authority registration for marketing approval in both active and chronic TED, respectively.

In addition to our VRDN-001 IV program, in December 2023 we selected VRDN-003 as our prioritized subcutaneous program for pivotal development in TED following positive data in a Phase 1 clinical trial in healthy volunteers. We believe VRDN-003 has the potential to be the best-in-class subcutaneous anti-IGF-1R program by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients. VRDN-003 has the same binding domain as its parent molecule, VRDN-001, and was engineered to have a longer half-life. VRDN-003 is designed to be a low-volume, self-administered, infrequently-dosed subcutaneous IGF-1R for TED.

The VRDN-003 Phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of its parent molecule, VRDN-001. Because of the similarities between the VRDN-001 and VRDN-003 antibodies, we expect VRDN-003 to have similar clinical responses at the exposure levels of VRDN-001 that led to robust clinical activity in its Phase 2 clinical trial in TED. Further, pharmacokinetic modeling of VRDN-003 predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of VRDN-001 that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks. Based on these results, we expect to initiate a global pivotal program with VRDN-003 in mid-2024, with planned trials in both active and chronic TED patients, pending regulatory authority alignment.

In addition to developing therapies for TED, we are also developing a portfolio of engineered anti-FcRn inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete immunoglobulin G (“IgG”) suppression, safety, and inconvenience of dosing.

VRDN-006 is a FcRn-targeting Fc fragment, and in non-human primate studies, demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low-density lipoprotein (“LDL”) levels, which are known potential side effects associated with certain full-length monoclonal anti-FcRn antibodies. In our head-to-head non-human primate studies, VRDN-006 demonstrated comparable potency and IgG lowering to Vyvgart® (efgartigimod), the current standard of care in FcRn inhibition, as well as a similar safety profile. We plan to file an Investigational New Drug Application (“IND”) for VRDN-006 by the end of 2024 and expect healthy volunteer data for VRDN-006 in the second half of 2025. VRDN-008 is a novel, first-in-class FcRn inhibitor that aims to pair IgG suppression with extended half-life technology, potentially enabling deeper and more durable suppression of IgG than existing anti-FcRn therapies. Both molecules are designed to be convenient, self-administered, subcutaneous products.
Our Strategy
Our mission is to create and advance new biologic medicines for patients suffering from serious and rare diseases that are underserved by today’s therapies. Key elements of our business strategy are to:
•Evaluate opportunities to identify, engineer, and develop potential best-in-class therapeutic proteins and antibodies that optimize patient care. Our pipeline of therapeutic programs represents a patient-centric model of innovation that leverages proven biology and protein and antibody technology to reduce research and development risk, while striving to address strategic gaps related to access, delivery, quality of life, efficacy, and/or safety and tolerability in targeted therapeutic areas. Our multidisciplinary search process evaluates scientific and clinical validation of therapeutic targets, market potential, and feasibility of efficiently developing a competitive product.
•Initial clinical development and commercial focus on thyroid eye disease (TED):

◦Advance intravenous VRDN-001 clinical development to enter the TED market quickly. We are evaluating VRDN-001 in two global Phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose intravenous treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor for TED. We expect to report topline THRIVE and THRIVE-2 data in the middle of 2024 and by year end 2024, respectively. We expect that the THRIVE and THRIVE-2 Phase 3 trials, together with a safety database comprising 300 treated patients, will support global health authority registration for marketing approval in both active and chronic TED, respectively.
◦Rapidly develop subcutaneous VRDN-003 as our next generation, potential best-in-class IGF-1R antibody. In December 2023, we selected VRDN-003 for pivotal development in TED. VRDN-003 is designed to be self-administered subcutaneously at home as an infrequent and low-volume injection to decrease the burden on TED patients. VRDN-003 has the same binding domain as its parent molecule, VRDN-001, and was engineered to have a longer half-life. VRDN-003 is designed to maintain the efficacy of IGF-1Rs as demonstrated by the approved teprotumumab while improving on its safety and maximizing patient convenience. We expect to initiate a global pivotal program with VRDN-003 in mid-2024, with planned trials in both active and chronic TED patients, pending regulatory authority alignment.
◦Be a trusted partner in the care of TED patients. We plan to cultivate a network across TED stakeholders to inform our patient-centric approach, including with patients and advocacy groups, key opinion leaders, research institutions, healthcare professionals and payers.
◦Prepare for commercialization of VRDN-001 and VRDN-003, for the treatment of patients with TED. We hold worldwide commercialization rights, excluding the greater area of China, to VRDN-001 and VRDN-003. As a result, we have the flexibility to develop and potentially commercialize products ourselves, or alternatively to enter collaborations with industry partners.
•Advance our portfolio of FcRn inhibitors with the potential to treat a broad array of autoimmune disorders. We are developing a portfolio of engineered anti-neonatal FcRn inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete IgG suppression and safety.
•Leverage our therapeutic protein, antibody, and multi-disciplinary search expertise to continue discovering and developing novel, best-in class product candidates. We plan to continue to identify and advance novel product candidates and technologies to generate potential best-in-class protein and antibody therapeutics, either internally or through in-licensing.

Our Pipeline

Thyroid Eye Disease (TED)
TED, commonly associated with Graves’ Disease, and in some cases referred to as Graves’ orbitopathy, is a serious and rare autoimmune disorder affecting the eye and its adjacent tissue. It is characterized by inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED is a progressive disease consisting of an initial active phase or active TED, followed by a transition to a secondary chronic phase or chronic TED. In the active phase of TED, patients present with several inflammatory signs and symptoms such as pain, redness, swelling, proptosis, diplopia, and eyelid retraction. The active phase is generally defined as the first 18 to 24 months of disease onset and is typically when inflammatory signs and symptoms reach their peak levels. The second, chronic phase of TED is characterized by a reduction in some of the inflammatory signs, such as redness and swelling in the area surrounding the eye, compared to the active phase of the disease. However, proptosis, pain, diplopia, and eyelid retraction often persist throughout life for patients with chronic TED. Patients with active and chronic TED experience significant impairment to their quality of life, including difficulties activities of daily living, trouble functioning in social situations, and decreased psychological well-being. About one in every three patients experience anxiety and depression.
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
Insulin-like growth factor 1 is a hormone similar in molecular structure to insulin with higher growth-promoting activity. IGF-1R, the receptor for IGF-1, is highly expressed in fibrocytes, cells that are derived from the bone marrow and that have the potential to differentiate into either myofibroblasts or fat cells. IGF-1R and TSHR function in concert to regulate the proliferation and differentiation of fibrocytes in the orbital socket.

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
Current Treatments for TED
Prior to 2020, moderate to severe cases of TED were treated off-label with steroids such as daily doses of oral prednisone, or in more severe cases, weekly doses of IV methylprednisolone. Treatment with steroids is associated with a wide range of serious complications including high blood pressure, diabetes, psychological effects, personality change, insomnia, skin thinning, immunosuppression, hyperglycemia, and increased risks of infections. Systemic steroids showed limited efficacy for most of the signs and symptoms of TED and are not a sustainable long-range intervention given the side effects. If steroid treatment proved to be inadequate, or could not be tolerated, remaining options for patients include orbital radiation or surgery to reduce swelling, decompress orbital contents, and protect the vision. Again, each of these therapies was considered incomplete or inadequate from the perspective of both the patient and the treating physician.
In January 2020, Tepezza® (teprotumumab), an antibody that blocks the activation of IGF-1R, was approved by the FDA for the treatment of TED. The Tepezza® label was updated in April 2023 to specify its use for the treatment of TED regardless of TED activity or duration. In addition, the label was updated in its warnings and precautions, adverse reactions, and patient counseling information sections in December 2022 with additional information on hyperglycemia and in July 2023 to include hearing impairment, its potential severity, and guidance for monitoring.
In two randomized, double-blind placebo-controlled trials, infusions of teprotumumab every three weeks, for a total of eight doses, led to a greater than 2 mm decrease in proptosis in 71% and 83% of patients, respectively, compared to 20% and 10% with placebo. Treatment with teprotumumab also led to a 53% decrease in diplopia compared to a 25% decrease when patients were treated with placebo control. Thus, these data show that targeting and blockade of IGF-1R in TED provides a clinically meaningful benefit and is a de-risked approach.
Market Potential
We estimate approximately 190,000 TED patients in the United States with moderate to severe TED, which includes patients with either active and chronic TED, and a similar epidemiology in Europe. At launch, Horizon announced a price of approximately $16,300 per vial of Tepezza® which translates to a list price of approximately $375,000 based on patient weight for a six-month course of therapy. In the first three years following launch, Tepezza® annual net sales have grown steadily from 2020 to reach almost $2.0 billion in 2022, and net sales are annualizing to $1.8 billion in 2023. This demonstrates that TED is currently a multi-billion-dollar market in the United States alone, with the potential for additional revenue in the United States with indication expansion to chronic TED and more convenient regimens and routes of administration. There is also potential for additional revenue following regulatory approvals and commercial expansion outside of the United States, which we believe will accommodate multiple entrants.
Our Product Candidates
VRDN-001, a potential best-in-class intravenously administered IGF-1R antibody
VRDN-001 is a monoclonal antibody that binds to and is believed to act as a full antagonist of IGF-1R signaling pathway. This mechanism of action is clinically and commercially validated by the only FDA product approved for the treatment of TED, Tepezza®. Based on our ongoing THRIVE and THRIVE-2 Phase 3 clinical trials, our goal is for VRDN-001 to be second to market in this class of medicine, with the opportunity to offer a differentiated IV product.
We have an exclusive license to the worldwide rights to develop and commercialize VRDN-001 for all non-oncology indications that do not use radiopharmaceuticals, including the treatment of patients with TED, from ImmunoGen. The antibody sequence that we are developing as VRDN-001 in TED had previously been developed in oncology as AVE-1642 and studied in over 100 patients. However, development in oncology was stopped in 2009 due to its failure to meet the primary efficacy endpoints in multiple myeloma. As described below, we have sublicensed the right to develop, manufacture and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China to Zenas BioPharma (Cayman) Limited.
Clinical Trials for VRDN-001

Phase 1/2 Trial of VRDN-001 in Patients with Active TED
In the second half of 2022 and early 2023, we announced data from our Phase 1/2 clinical trial evaluating the safety and efficacy of VRDN-001 in patients with active TED. The proof-of-concept portion of this double-blind, placebo-controlled Phase 1/2 trial evaluated two infusions of VRDN-001 administered intravenously, three weeks apart, with efficacy measured six weeks after the first dose. VRDN-001 was evaluated at doses of 3, 10, and 20 mg/kg, with each cohort designed to include six patients randomized to drug, and two patients randomized to placebo. We previously announced positive results from all three dose cohorts, and VRDN-001 demonstrated a favorable safety profile. In the 3 mg/kg dose cohort, nine patients were randomized to receive VRDN-001 to enable all consented patients who were eligible following screening to participate in the trial, and two patients were randomized to receive placebo.
The following activity was observed across all three dose groups (n=21) at week six:
Proptosis
•71% proptosis responder rate, defined as a ≥2-millimeter (“mm”) reduction in proptosis from baseline as measured by exophthalmometry
•2.3 mm mean reduction in proptosis from baseline as measured by exophthalmometry
•2.76 mm mean reduction in proptosis from baseline as measured by blinded, centrally reviewed magnetic resonance imaging (“MRI”, preliminary data available for 16 of the 21 patients)
CAS
•4.1 point mean reduction in CAS from baseline on a 7-point measure of signs and symptoms of TED
•62% maximal or near-maximal therapeutic effect on CAS, defined as reaching a CAS of 0 or 1 on the 7-point composite measure of signs and symptoms of TED
Overall response
•67% overall responder rate, defined as a ≥2 mm reduction in proptosis and a ≥2 point reduction in CAS
Diplopia
•54% complete resolution of diplopia, defined as patients with baseline diplopia who achieved a score of 0 on the Gorman subjective diplopia scale (13 patients with diplopia at baseline)
VRDN-001 had a favorable safety profile and was generally well-tolerated. There were no reported serious adverse events (“SAEs”), and no discontinuations in patients treated with VRDN-001 as of the December 19, 2022 data cut (all patients reached 6-week visit).
Phase 1/2 Trial of VRDN-001 in Patients with Chronic TED
In July 2023, we announced data from our Phase 1/2 clinical trial evaluating the safety and efficacy of VRDN-001 in patients with chronic TED. The proof-of-concept portion of this double-blind, placebo-controlled Phase 1/2 trial evaluated two infusions of VRDN-001 administered intravenously, three weeks apart, with efficacy measured six weeks after the first dose. VRDN-001 was evaluated at doses of 3 and 10 mg/kg, with each cohort designed to include six patients randomized to drug, and two patients randomized to placebo. We previously announced positive results from both cohorts, and VRDN-001 demonstrated a favorable safety profile that was generally consistent with the previously reported results in patients with active TED with VRDN-001.
The following activity was observed across both dose groups (n=12) at week six:

Proptosis
•42% proptosis responder rate, defined as a ≥2-millimeter (“mm”) reduction in proptosis from baseline as measured by exophthalmometry
•1.6 mm mean reduction in proptosis from baseline as measured by exophthalmometry
•2.0 mm mean reduction in proptosis from baseline as measured by blinded, centrally reviewed magnetic resonance imaging (“MRI”, preliminary data available for 8 of the 12 patients)
CAS
•2.3 point mean reduction in CAS from baseline on a 7-point measure of signs and symptoms of TED
•40% maximal or near-maximal therapeutic effect on CAS, defined as reaching a CAS of 0 or 1 on the 7-point composite measure of signs and symptoms of TED
Diplopia
•No patients achieved complete resolution of diplopia at week 6, defined as patients with baseline diplopia who achieved a score of 0 on the Gorman subjective diplopia scale (5 patients with diplopia at baseline).
VRDN-001 demonstrated a favorable safety profile that was generally consistent with the previously reported results in patients with active TED with VRDN-001.
Phase 3 Trial (THRIVE) of VRDN-001 in Patients with Active TED

We are evaluating VRDN-001 in THRIVE, an ongoing global Phase 3 clinical study for the treatment of active TED. THRIVE is designed to compare a five-dose treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to the currently marketed IGF-1R inhibitor. We expect to report topline results for the THRIVE trial in the middle of 2024.
Phase 3 Trial (THRIVE-2) of VRDN-001 in Patients with Chronic TED

We are also evaluating VRDN-001 in THRIVE-2, an ongoing global Phase 3 clinical study for the treatment of chronic TED. THRIVE-2 is designed to compare a five-dose treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to the currently marketed IGF-1R inhibitor. We expect to report topline THRIVE-2 data by year end 2024.

We expect that the THRIVE and THRIVE-2 Phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for marketing approval in both active and chronic TED, respectively.

VRDN-003, a potential best-in-class subcutaneously administered IGF-1R antibody

In December 2023, we selected VRDN-003 for pivotal development in TED following positive data in a Phase 1 clinical trial in healthy volunteers. VRDN-003 is a monoclonal antibody that acts as a full antagonist of IGF-1R. VRDN-003 utilizes the same binding domain as VRDN-001 and is engineered to extend the half-life of the parent antibody, and therefore potentially enabling less frequent and more convenient dosing. VRDN-003 is designed to maintain the clinical response of VRDN-001 IV while significantly increasing patient convenience.
We believe a later-entrant subcutaneous therapy can convert meaningful portions of an IV market. There is precedent that subcutaneous therapies can quickly command substantial market share even when launching several years after an incumbent IV. Although we have designed VRDN-003 to have a superior dosing profile to its parent molecule, VRDN-001, as well as to the currently marketed IV product, teprotumumab, market examples demonstrate that subcutaneous therapies have commanded market share even where such therapies have the same or worse dosing frequency than their IV counterparts. Further, subcutaneous offerings can also grow the overall market size for their class. We believe VRDN-003 has significant potential to capture a meaningful proportion of the IV TED market and to grow the TED market as a convenient, less-frequent, low-volume subcutaneous anti-IGF-1R antibody that patients take at home.
The VRDN-003 Phase 1 healthy volunteer clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of its parent molecule, VRDN-001. Because of the similarities of VRDN-001 and VRDN-003, we expect VRDN-003 to have similar clinical responses at the exposure levels of VRDN-001 that led to robust clinical activity in its Phase 2 clinical study in TED. Further, pharmacokinetic modeling of VRDN-003 predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of VRDN-001 that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks,. Based on these results, we expect to initiate a global pivotal program with VRDN-003 in mid-2024, with planned trials in both active and chronic TED patients, pending regulatory authority alignment.
Phase 1 Trial of VRDN-003 in Healthy Volunteers
•Study Design: VRDN-003 was dosed in four single dose cohorts of healthy volunteers at a concentration of 150 mg/ml receiving 5 mg/kg IV (n=4), 300 mg SC (n=6), 15 mg/kg IV (n=4), 600 mg SC (n=6) and a fifth cohort of two doses of VRDN-003 (n=4).
• Summary of Results:
•Extended Half Life: VRDN-003 pharmacokinetics data showed an extended half-life of 40 to 50 days, which is a 4-to-5-fold increase over the half-life of VRDN-001 (which showed a half-life of 10 to 12 days).

•Prolonged Pharmacodynamics (“PD”): Following a single subcutaneous dose of VRDN-003, IGF-1 serum levels increased approximately 4-fold at peak. This was consistent with the increases in IGF-1 levels that have been shown in the clinic following a single dose of VRDN-001 SC and IV. IGF-1 is a PD biomarker for IGF-1R target engagement.

•Well-Tolerated: VRDN-003 was well tolerated in all subjects with no SAEs. All treatment-related, treatment-emergent adverse events were grade 1 (mild). In the reported dataset, no antidrug antibodies (“ADAs”) were detected.

•Dosing Flexibility for Pivotal Development: VRDN-003 modeling demonstrated dosing flexibility for the program’s anticipated global pivotal development. The modeling showed that dosing VRDN-003 every eight weeks, every four weeks, and every two weeks achieved a range of exposures levels that were seen for VRDN-001 after intravenous doses of 3 mg/kg, 10 mg/kg and 20 mg/kg, respectively.

The shared binding domain and pharmacology of VRDN-003 with VRDN-001 allow us to leverage the clinical activity of VRDN-001 IV at different exposure levels to select doses for VRDN-003 that we expect to demonstrate a clinical response. We expect to initiate the VRDN-003 pivotal program in mid-2024, pending regulatory authority alignment.
Anti-FcRn Portfolio: VRDN-006 and VRDN-008

In October 2023, consistent with our vision to develop the next generation of best-in-class products for severe autoimmune and rare diseases, we unveiled VRDN-006 and VRDN-008 from our portfolio of engineered FcRn inhibitors. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition in myasthenia gravis while potentially addressing the limitations of current agents such as incomplete IgG suppression and safety. VRDN-006 and VRDN-008 are both designed to be convenient, self-administered, subcutaneous products.
The first FDA-approved FcRn inhibitor, Vyvgart® (efgartigimod), was developed by argenx SE (“Argenx”) and is approved for myasthenia gravis. Efgartigimod net sales were $1.2 billion in 2023, and it is projected to generate over $4 billion in annual sales by 2028. Furthermore, FcRn inhibitors have the potential to address additional sizable autoimmune indications such as chronic inflammatory demyelinating polyneuropathy, myositis, membranous nephropathy, Graves’ disease, lupus nephritis, and Sjogren’s syndrome. VRDN-006 is a highly-selective Fc fragment. In our non-human primate studies, VRDN-006 showed specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low LDL levels, which are known potential side effects associated with certain full-length monoclonal anti-FcRn antibodies. With efgartigimod, Argenx has proven that an Fc fragment can achieve clinical efficacy while sparing an effect on albumin or LDL, and shows better tolerability than full length antibodies against FcRn. VRDN-006 is the only other known Fc fragment currently in development. Our preclinical studies show that VRDN-006 demonstrates comparable potency in vitro and comparable IgG lowering in non-human primates to efgartigimod.

VRDN-006 also shows a similar safety profile to efgartigimod in our head-to-head non-human primate study showing that, comparable to efgartigimod, it did not lower albumin or increase LDL levels.

VRDN-008 is a novel FcRn inhibitor that aims to pair IgG suppression with extended half-life technology. VRDN-008, with its extended half-life, has the potential to more deeply and durably suppress IgG as compared to efgartigimod and other third party candidates. In the mouse model shown below, VRDN-008 shows a deeper and more durable IgG suppression when compared to efgartigimod. We plan to advance this program into non-human primates with the goal of evaluating the level of IgG suppression mediated by VRDN-008 in a larger animal model. We believe by improving persistence and depth of suppression, we may improve efficacy and offer a more convenient dosing profile compared to the current weekly IV or subcutaneous administrations of efgartigimod.

Intellectual Property
We have in-licensed and developed patents and patent applications, which include claims directed to compositions, methods of use, dosing and formulations. We possess know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes. As of December 31, 2023, our in-licensed and owned patent portfolio consists of approximately one U.S. issued patent, approximately nineteen U.S. pending patent applications, no patents issued in jurisdictions outside of the United States, and approximately seventy-one patent applications pending in jurisdictions outside of the United States (including approximately five pending Patent Cooperation Treaty (PCT) applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications.
With respect to the product candidates and related manufacturing processes we develop and commercialize, we intend to pursue, when possible, composition, method of use, process, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology. When available to expand market exclusivity, our strategy is to obtain or license additional intellectual property related to core elements of technology and/or product candidates.
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the Unites States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent or delays on the part of a patentee. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA-approved drug may also be eligible to be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date. Our patents issued as of December 31, 2023, will expire no earlier than 2041. If patents are issued on our patent applications pending as of December 31, 2023, the resulting patents are projected to expire on dates ranging from 2041 to 2044. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, potential disclaimers of term, and the validity and enforceability of the patent.

Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our product candidates may address multiple markets. Ultimately, the diseases our product candidates target, and for which product candidates we may receive marketing authorization, will determine our competition. We believe that for most or all of our product development programs, there will be one or more competing programs under development or being marketed by other companies. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded biotechnology and pharmaceutical companies. In many cases, the companies with competing programs will have access to greater resources and expertise than we do and may be more advanced in those programs.
Amgen’s Tepezza® is the only FDA-approved medication for TED. Other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. Argenx’s Vyvgart® and UCB’s Rystiggo® are the only FDA-approved anti-FcRn therapies, each approved in generalized myasthenia gravis. A non-exhaustive list of other companies that are advancing therapies in clinical development for the treatment of TED or to target FcRn include:
•ACELYRIN, INC. is developing lonigutamab (VB-421), a subcutaneously delivered anti-IGF-1R currently being evaluated in a Phase 1/2 study for TED.
•Argenx is developing efgartigimod (“Vyvgart®”), an antibody fragment to target the neonatal Fc receptor (FcRn) that is subcutaneously delivered and expected to be evaluated in a registrational Phase 3 trial in patients with TED.

•Immunovant and Harbour BioMed are developing batoclimab (IMVT-1401/HBM9161) and IMVT-1402. Both are monoclonal antibodies targeting FcRn. IMVT-1401 is currently being evaluated in ongoing Phase 3 trials in patients with TED and myasthenia gravis. IMVT-1402 data from a Phase 1 healthy volunteers study was released in December 2023.
•Lassen Therapeutics is developing LASN01, an intravenously delivered anti-1L-11R with expected Phase 1 data in idiopathic pulmonary fibrosis and TED in 2024.
•Roche is developing satralizumab (Enspryng), a monoclonal antibody anti-1L-6R that is subcutaneously delivered and is being evaluated in a Phase 3 trial in patients with active TED.
•Sling Therapeutics, Inc. is developing linsitinib, a small molecule IGF-1R inhibitor currently being evaluated in an ongoing Phase 2b LIDS clinical trial in patients with active TED.
•Tourmaline Bio is developing TOUR006, a subcutaneously delivered anti-IL-6, in an ongoing Phase 2b clinical trial in patients with active TED and currently has plans to initiate a Phase 3 trial.
•Johnson and Johnson is developing nipocalimab, which is in ongoing Phase 3 trials for a number of indications including generalized myasthenia gravis, chronic inflammatory demyelinating polyneuropathy, and autoimmune hemolytic anemia.
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
License Agreement with ImmunoGen, Inc.
On October 12, 2020, Private Viridian entered into a license agreement with ImmunoGen (the “ImmunoGen License Agreement”), under which we obtained rights to an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, we are obligated to make certain development milestone payments of up to $48.0 million. In December 2021, we paid a $2.5 million milestone payment to ImmunoGen upon the submission of an IND application for VRDN-001 with the FDA. In May 2022, we paid a $3.0 million milestone payment to ImmunoGen related to the first patient dosed in the clinical trial for VRDN-001. In December 2022, we recorded $10.0 million as research and development expense related to a milestone owed to ImmunoGen related to the first patient dosed in a pivotal clinical trial for VRDN-001, amount which was paid in January 2023 and which was included in accounts payable in the consolidated balance sheet as of December 31, 2022. Additionally, if we successfully commercialize any product candidate subject to the ImmunoGen License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. We are obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. We assumed the ImmunoGen License Agreement in connection with the merger with Private Viridian in 2020.
License Agreements with Xencor, Inc.
In December 2020, we entered into a license agreement with Xencor, Inc. (“Xencor”) (the “Xencor License Agreement”), under which Xencor granted us rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R. This agreement was terminated on July 25, 2023 and no further payments are owed under the Xencor License Agreement.

In December 2021, we entered into a subsequent technology license agreement with Xencor (the “2021 Xencor License Agreement”) for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, we received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. This agreement was terminated on September 7, 2023 and no further payments are owed under the 2021 Xencor License Agreement.
Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.
In January 2022, we entered into an antibody and discovery option agreement (the “Paragon Agreement”) with Paragon Therapeutics, Inc. (“Paragon”) under which we and Paragon will cooperate to develop one or more therapeutic proteins or antibodies. Under the terms of the Paragon Agreement, Paragon will perform certain development activities in accordance with an agreed upon research plan, and we will pay Paragon agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. The Paragon Agreement stipulates a final deliverable to us comprising of a report summarizing the experiments and processes performed under the research plan (the “Final Deliverable”).
Additionally, Paragon agreed to grant us an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted us a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing us to determine whether to exercise the Option with respect to certain programs. We may, at our sole discretion, exercise the Option with respect to specified programs (“Programs”) at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If we fail to exercise an Option prior to expiration of the applicable Option Period, such Option for such Programs will terminate. In consideration for Paragon’s grant of the Options to us, we paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. In December 2022, we and Paragon entered into a first amendment to the Paragon Agreement, under which we obtained an additional limited license for the purpose of conducting certain activities. In consideration for the rights and licenses obtained under the first amendment, we paid Paragon a non-refundable fee of $2.3 million (the “First Amendment Payment”), which was recorded as research and development expense during the three months ended December 31, 2022. The non-refundable upfront fee and the First Amendment Payment are separate from any development costs or cost advance paid or owing with respect to the specified program. In October 2023, we entered into a License Agreement with Paragon (the “Paragon License Agreement”) as a result of exercising its Option under the Paragon Agreement to obtain exclusive licenses to develop, manufacture and commercialize certain therapeutic proteins and antibodies and associated products. In connection with the execution of the Paragon License Agreement, we made an initial payment of $5.3 million, which was recorded as research and development expense during the three months ended December 31, 2023. In consideration for rights granted by Paragon, we are obligated to make certain future development milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical and regulatory milestones. Additionally, if we successfully commercialize any product candidate subject to the Paragon License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales. During the year ended December 31, 2023, we recorded $12.0 million in research and development costs related to the Paragon Agreement.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
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
•manufacture of the proposed biologic candidate in accordance with current good manufacturing practice (“cGMP”);
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
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.
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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a New Drug Application (“NDA”) or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” In the September 2021 case Catalyst Pharmaceuticals, Inc. v. FDA, a federal circuit court set aside the FDA’s narrow interpretation and ruled that orphan drug exclusivity covers the full scope of the orphan-designated disease or condition regardless of whether the drug obtains approval only for a narrower use. The decision concerned amifampridine, a drug used to treat Lambert-Eaton myasthenic syndrome. Depending on how the FDA applies the decision beyond this case, it may limit the drugs that can receive exclusivity.

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
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial.
The Consolidated Appropriations Act, 2023 strengthens the FDA’s authority to require and regulate post-approval studies of accelerated approval drugs and to expedite the rescission of accelerated approval based on these post-approval studies.
Regulation of Combination Products
Certain therapeutic products are comprised of multiple components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-

device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug or biologic approval processes set forth in the FDCA. In reviewing the NDA or BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation applicable to medical devices.
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
The FDA closely regulates the marketing, labeling, advertising and promotion of products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
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
The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the PHSA as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. As of March 2020, certain products previously approved as drugs under the FDCA, such as insulin and human growth hormone, are now deemed to be biologics under the PHSA, which means they may face competition through the biosimilars pathway and are not eligible for the twelve-year period of exclusivity granted to new BLAs. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Patent Term Restoration
Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”), which amended the FDCA. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.
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
Regulation in the European Union
European Data Laws
We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any data protection, privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.
The collection and use of personal health data and other personal data in the European Union (“EU”) is governed by the provisions of the European General Data Protection Regulation 2016/679 (“GDPR”), which became applicable in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of personal data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.
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
With regard to the transfer of personal data from the EEA to the United Kingdom (“UK”), personal data may now freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.
Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the EU / EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU / EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU / EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
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
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki.
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
Drug Marketing Authorization
In the European Union, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. In the EU and EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA, through, amongst others, a centralized or decentralized procedure.
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
Under the centralized procedure, the CHMP established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
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
Risk Management Plan
All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 30, 2023, all RMPs for centrally authorized products are published by the EMA subject only to limited redactions.
MA Validity Period and Exclusivity
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
In the EU, new chemical entities (“NCEs”), sometimes referred to as new active substances, qualify for eight years of data exclusivity upon the product’s first MA in the EU and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company could market a version of the medicinal product if such company can complete a full MAA with its own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

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
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.
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
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics, addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e., the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
Regulation in the UK
The UK formally left the EU on January 31, 2020. EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework agreed by the UK and EU on February 27, 2023. Amongst other things, the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. From January 1, 2025, medicines will need to be approved and licensed on a UK-wide basis by the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”), with medicines using the same packaging and labelling across the UK. The European Medicines Agency will have no role in approving or licensing new drugs for provision in Northern Ireland.
The European Union and the UK have agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
The UK government has adopted the Medicines and Medical Devices Act 2021 (“MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.
The collection and use of personal health data and other personal data in the UK is governed by the provisions of the UK GDPR (as defined by section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the “DPA 2018”)), the DPA 2018, and related data protection laws in the UK. The UK GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The UK GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. Separately to the fines that can be imposed by the GDPR, the UK regime has the ability to impose fines for failure to comply with the requirements of the UK GDPR and related UK data protection laws up to the greater of £17.5 million or 4% of global turnover.
Following the UK’s withdrawal from the EU and the EEA, companies are subject to specific transfer rules under the UK regime; personal data may flow freely from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any old SCCs continue to provide appropriate safeguards for the purpose of the UK regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on those clauses ensures that the transfer of personal data is subject to appropriate safeguards. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.
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
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of Open Payments.
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
For other countries outside of the EU, UK and United Stated such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Data Privacy and Security
Numerous United States state, federal, and local laws and regulations, as well as foreign legislation, govern the collection, processing, transfer, disclosure, sharing, storing, dissemination, use, confidentiality, and security of personal information. In the United States, there are several federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that regulate the collection, use, disclosure, protection and processing of medical and health-related information. These laws could apply to our operations or the operations of our partners.
For example, in the United States, at the federal level, the regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), and their respective implementing regulations impose data privacy, security, and breach notification obligations with respect to protected health information (“PHI”) on certain health care providers, health plans and health care clearinghouses, known as “covered entities”, as well as on their business associates, which include persons or entities that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable PHI for or on behalf of such covered entities.
These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include, entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and other penalties and/or additional reporting and oversight obligations, for example, if required to enter into a resolution agreement and corrective action plan with the U.S. Department of Health and Human Services to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. The HITECH Act also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and the HITECH Act, payments to us may be delayed or denied.
Even when HIPAA does not apply, according to the Federal Trade Commission, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure, including medical and health-related information, may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.
In addition, there are also several U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), govern the privacy and security of personal information, including specific medical and health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA/CPRA applies to personal data of consumers, business contacts, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices and rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. Similar comprehensive state privacy laws that provide protection of medical or health-related information are now in effect in Virginia, Colorado, Connecticut, and Utah, and many have passed in other states. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

Privacy and security laws, regulations, and other obligations are stringent, constantly evolving and may conflict with each other, which makes compliance difficult and complicated. Actual or alleged noncompliance can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Any of these events could have a material adverse effect on our reputation, business, or financial condition. Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence/machine learning, controlling for data bias, and anti-discrimination.
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
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Recently, the U.S. government passed the IRA, which includes provisions that authorize the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. These price negotiations will begin in 2023. The IRA also provides a new “inflation rebate” covering Medicare patients that will take effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision will require drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.
Manufacturing
We do not own or operate clinical or commercial manufacturing facilities for the production of our product candidates, which include drug-device combination products that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, finished product candidates, and any devices or device components that may be used for delivery of our product candidates, for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of our product candidates that we develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.
Historically, we have relied on third-party contract development and manufacturing organizations (“CDMOs”), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. We initially pursued three separate manufacturing paths to supply investigational product for our planned clinical trials in order to mitigate delays and uncertainties. We currently rely on a single multi-site CDMO for manufacturing our clinical materials, WuXi AppTec (Hong Kong) Limited and WuXi Biologics (Hong Kong) Limited (together, “WuXi”), although other avenues remain available if our current manufacturer were to be negatively impacted. We maintain a long-term master services agreement with our CDMO pursuant to which the CDMO provides biologics development and manufacturing services on a per-project basis and a related cell line license. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. We may also terminate the master services agreement in the event that the CDMO does not obtain or maintain any material governmental license or approval in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not currently have arrangements in place for redundant supply. While any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, we believe that we have sufficient supply to support our current clinical trial programs. Any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, although we believe that we have supply on hand that can partially support our current clinical trial programs until a replacement CDMO is secured. In light of our reliance on WuXi, we are taking several measures to strengthen our supply chain by moving certain CDMO activities outside of WuXi’s Chinese facilities. See “Risk Factors” for additional information.
Sales and Marketing
We have not yet defined our sales, marketing, or product distribution strategy for our product candidates because our product candidates are still in development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we continue to advance into later stages of development for each one of our product candidates.
Human Capital Management
As of December 31, 2023, we employed 94 full-time employees located in the U.S., including at our facilities in Waltham, Massachusetts and Boulder, Colorado. As of February 22, 2024 we employed 96 full-time employees located in the U.S.
We consider our relationship with our employees to be good. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We track and report internally on key talent metrics including workforce demographics, diversity data and the status of open positions. We are committed to equality, inclusion and diversity in the workplace. As of December 31, 2023, approximately 32% of our workforce identify as members of underrepresented ethnic communities and approximately 53% identify as female. We strive to interview diverse candidates for our open positions.
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
Available Information
Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website located at www.viridiantherapeutics.com as soon as reasonably practicable after they are filed with the SEC. The reports are also available at the SEC’s internet website at www.sec.gov. A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, Nominative and Corporate Governance Committee and Science and Technology Committee are posted on our website, www.viridiantherapeutics.com, under “Corporate Governance.”

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
As of December 31, 2023, we had $477.4 million of cash, cash equivalents, and short-term investments. In January of 2024, we sold shares of our common stock (i) under our Open Market Sale AgreementSM entered into in September 2022 (the “September 2022 ATM Agreement”) with Jefferies LLC (“Jefferies”) for aggregate gross proceeds of approximately $36.2 million, including commissions to Jefferies as a sales agent and (ii) pursuant to an underwriting agreement with Jefferies and Leerink Partners LLC for aggregate gross proceeds of approximately $150.0 million. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Annual Report, into the second half of 2026. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2023 and 2022, our net loss was $237.7 million and $129.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $725.9 million and cash, cash equivalents, and short-term investments of $477.4 million.
We believe that our current cash, cash equivalents and short-term investments, including the gross proceeds of $186.3 million received in January 2024 from the sale of our common stock, will be sufficient to fund our operations, including our clinical development plan described elsewhere in this Annual Report, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes and our loan and security agreement (the “Hercules Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”). The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Additionally, patients and physicians may not use our products as intended, if approved, which could impact the pricing and reimbursement of our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the development of our product candidates;
•continue efforts to discover and develop new product candidates;

•continue the manufacturing of our product candidates or increase volumes manufactured by third parties;
•continue to advance our programs into large, expensive clinical trials;
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
•make milestone, royalty, or other payments under third-party license agreements or enter into additional third-party license agreements;
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under our September 2022 ATM Agreement with Jefferies, convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our capital stock by us will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.
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
•failure by our clinical sites, CROs, or other third parties to perform in accordance with current GCP requirements of the FDA or applicable foreign regulatory guidelines;
•patients and/or subjects dropping out of our clinical trials;
•adverse events or tolerability or animal toxicology issues significant enough in our studies, in studies of third parties, or as reported for marketed products for the FDA or other regulatory agencies to put any or all clinical trials on hold, require us to change how we conduct our IND-enabling studies or our ongoing or future trials, including amending or submitting new clinical protocols or additional safety monitoring or measurements;
•occurrence of adverse events associated with our product candidates;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•significant costs of clinical trials of our product candidates, including manufacturing activities;
•negative or inconclusive results from our clinical trials or the trials of third parties with related or similar product candidates, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate, or change how we conduct our IND-enabling studies or our ongoing or future trials, including amending or submitting new clinical protocols or additional safety monitoring or measurements; and
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials.

We are expecting that that the THRIVE and THRIVE-2 Phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for VRDN-001 IV for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also intending in mid-2024 to initiate what we expect to be a pivotal program for VRDN-003, pending regulatory authority alignment. The FDA or other regulatory authorities may require us to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including, without limitation, initiating new trials, conducting bridging studies or enrolling more patients, or requiring us to assess additional parameters related to safety or efficacy. Such additional requirements could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions, for example, under a REMS program. Other potential consequences include, among other things:
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
Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional clinical or nonclinical studies and the results obtained from studying such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our product candidates, or other product candidates in the TED space, could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Such side effects additionally may result in a delay of regulatory approval by the FDA, EMA, or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in a restrictive drug label. For example, hearing impairment observed in Tepezza®, or other negative side effects of other IGF-1R antagonists in development, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in a restrictive drug label, if approved.
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
Additional time may be required to obtain marketing authorizations for certain of our product candidates because they are, or are anticipated to be, drug-device combination products.
Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be drug-device combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products.”
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
We are heavily dependent on the success of our product candidates, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
We have invested substantially all of our effort and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We continue to evaluate and pursue additional opportunities to expand our product pipeline, either by discovering novel antibodies or proteins internally, or by acquiring rights to existing antibodies or antibody sequences or proteins and protein sequences. Our goal is to build a sustainable portfolio of protein and antibody therapies.
We currently have a limited number of product candidates. There can be no assurance that the data that we may or may not develop for our product candidates in our planned indications will be sufficiently supportive to obtain regulatory approval.
We are not permitted to market or promote any of our product candidates before they receive regulatory approval from the FDA, EMA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
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
We will have to conduct well-controlled trials in our proposed indications to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Larger scale clinical trials for our product candidates may generate additional data that raise issues regarding the safety and efficacy of our product candidates that were not observed in smaller clinical trials. Certain approaches that we take in our clinical trials may differ in important respects as compared to the trials of our competitors, which may lead to negative regulatory and/or commercial outcomes.
Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates. Additionally, differences in our clinical trial designs as compared to those of our competitors could render our product candidates less attractive.
Preliminary data from our clinical trials that we announce or publish are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we publish preliminary data from our clinical trials. On December 18, 2023, we reported clinical data from our Phase 1 clinical study in healthy volunteers and announced the selection of VRDN-003 as our lead subcutaneous program for TED. This data set includes preliminary data which was not subject to the standard quality control measures typically associated with final clinical trial results. Based on the comparable pharmacology of VRDN-003 to VRDN-001, we believe VRDN-003 has the potential to maintain the clinical response of VRDN-001 IV while significantly increasing patient convenience. If this preliminary clinical data on VRDN-003 changes following audit and verification, it could negatively impact the development of VRDN-003 and could harm our business prospects. However, the data from our Phase 2 trials for VRDN-001 may also not be fully reflective of topline results for our Phase 3 THRIVE and THRIVE-2 trials which are expected in the middle of 2024 and by year end 2024, respectively. If clinical data from VRDN-001 is not positive, it could negatively impact the development of VRDN-003 and could harm our business prospects.
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our Phase 1 study in healthy volunteers and the masked data for VRDN-001 from our ongoing trials, may change as more patient data become available, and we become subject to audit and verification procedures that could result in material changes in the final data. This creates a risk that the final results could be materially different from the preliminary results reported to date. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
Significant adverse differences between preliminary data and final, audited and verified data could negatively affect the prospect of regulatory approval for our product candidates and could materially harm our reputation and business prospects.
We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may forgo or delay the pursuit of opportunities with some programs or product candidates or for other indications, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration arrangement.

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
Identifying and enrolling patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Our current or future clinical trials may also face increased competition for eligible patients for enrollment, for example, as a result of additional therapies for TED being tested in clinical trials. In addition, our enrollment has been and may in the future be delayed due to supply chain delays and difficulties in site activation. Delays in enrollment may delay the generation of clinical data and the completion of our clinical trials.
The eligibility criteria of our clinical trials may further limit the available eligible trial participants as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. Accordingly, we may not be able to identify, recruit, enroll and maintain a sufficient number of patients or subjects to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies and the willingness of physicians to participate in our planned clinical trials. Additional factors outside our control, such as pandemics or other public health crises, may also impact our ability to enroll patients in our planned clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
We may face liability for our products, if approved, and for our product candidates, and if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved products, if any, or product candidates harm patients or subjects, or is perceived to harm patients or subjects even when such harm is unrelated to our approved products, if any, or product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
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
•inability to recruit clinical trial volunteers, investigators, patients or subjects, or trial sites;
•withdrawal of clinical trial volunteers, investigators, patients or subjects, or trial sites, or limitations on approved indications;
•delay in the development of product candidates;
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. Adding or changing CROs for our clinical programs carries implementation risk and may delay advancement of our clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP protocols at our clinical sites, such as fully documenting informed consent protocols. While we believe that we have made significant progress in remediating these deficiencies, we cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and delay the regulatory approval process.
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
In addition, we do not currently have, nor do we currently plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials, including devices and device components, that we expect to use to manufacture and deliver our product candidates, including those of our product candidates that are anticipated to be drug-device combination products. We may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.
Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, infusing the patient with the product, manufacturing issues, or different product characteristics resulting from the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be drug-device combination products. In particular, we anticipate using an autoinjector device in connection with our product candidate VRDN-003. Drug-device combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, drug-device combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
Even minor variations in starting reagents and materials, or deviations from normal manufacturing processes could result in reduced production yields, product shortages, product defects, manufacturing failure, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties, or could harm our reputation and that of our product candidates.

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
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, including devices and device components, and we intend to rely on third parties to produce and process our product candidates, if approved, and our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug product, devices, or device components, or fail to do so at acceptable quality levels or prices.
We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates, devices, or device components on a commercial scale, if approved. In particular, we rely upon single-sourced manufacturing with one CMO for our drug product.
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
•Our reliance on single-sourced manufacturing with one CMO increases the risk that any problems or delays with that CMO could materially, negatively affect the development of our product candidates.
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

•We may experience labor disputes or shortages, raw material shortages or manufacturing capacity shortages, including from the effects of health emergencies (such as novel viruses or pandemics) and natural disasters.
•We and our third-party manufacturers may be impacted by global conflicts, including any potential conflict involving China and Taiwan, and any resulting trade sanctions.
•We are heavily reliant on third-party manufacturing operations in China, and any disruption could negatively impact our clinical trials and development of our product candidates, which would harm our business.
•Foreign third-party manufacturers may be subject to U.S. legislation or investigations, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
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
In addition, we are currently undertaking a technology transfer of certain drug product related to our VRDN-001 program from one manufacturer to another. If we encounter any material problems in connection with that process, we may be delayed in the development of our product candidates, including VRDN-001, and our business could be harmed.
The manufacture of drug products, including combination products that comprise a drug product and a device, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and product testing methods. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with raw material supply, production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, logistical problems or delays encountered when using multiple sites for manufacturing and testing, as well as compliance with strictly enforced federal, state, and foreign regulations. These problems may be more likely, or worse, in cases where the products candidates being manufactured are drug-device combination products, like certain of our product candidates, due to the increased complexity in their manufacture and associated supply chain. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
We currently rely on foreign CROs and CMOs, including WuXi, to manufacture our clinical materials, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects.
The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on us or on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects.
Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to use

Chinese companies to manufacture our product candidates for our clinical trials or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies, which could cause us to delay our clinical development programs or adversely affect our financial condition.
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
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability, which would be time consuming, distracting, and expensive;
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

Risks Related to Our Intellectual Property
We rely on patent rights, trade secret protections and confidentiality agreements to protect the intellectual property related to our product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our ability to obtain regulatory exclusivity and our and our licensors’ ability to maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technologies and product candidates.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles continue to evolve and may remain unresolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, unpatentable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
We, independently or together with our licensors, have filed patent applications covering various aspects of our product candidates, including compositions of matter and their methods of use. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or unpatentable following a challenge by third parties. Any successful post-grant review proceeding or litigation with respect to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Additional patent terms may be available through a patent term adjustment process, resulting from the United States Patent and Trademark Office (“USPTO”) delays during prosecution. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition.
Patent term extensions (“PTEs”) under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity terms of our product candidates. We will likely rely on PTEs, and we cannot provide any assurances that any such PTEs will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations, and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.

Changes in patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products, and recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, in 2011 the U.S. enacted the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) and is still currently implementing wide-ranging patent reform legislation. Recent rulings from the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either: (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications until these filings are no longer confidential.
Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new post-grant review procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review (“IPR”), which has been generally used by many third parties since the enactment of the Leahy-Smith Act to render patents unpatentable. These post-grant review procedures are and continue to be an evolving and developing area of law.
Geopolitical actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, operations and prospects may be adversely affected.

In addition, a European Unified Patent Court (“UPC”) came into force on June 1, 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. A revocation of any European patents and applications that we may own now or license or obtain in the future could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We may decide to opt out from the UPC for any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we are able to or decide to opt out of the UPC.
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
Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of our product candidates. From time to time, we may also monitor these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such third-party patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.
It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 remain confidential until patents issue, and applications filed after that date that will not be filed outside the United States can elect to remain confidential until patents issue.
Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable, unpatentable, or not infringed by our activities.

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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, cease development or commercialization, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.
We may not be successful in meeting our obligations under our existing license agreements necessary to maintain our product candidate licenses in effect. In addition, if required in order to commercialize our product candidates, we may be unsuccessful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
We currently have rights to certain intellectual property, through licenses from third parties and under technology and patents that we do not own, to develop and commercialize our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain in effect these proprietary rights. Mergers and acquisitions involving the third parties from whom we license intellectual property may negatively impact our rights. Any termination of license agreements with third parties with respect to our product candidates would be expected to negatively impact our business prospects.
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
If we are unable to successfully obtain and maintain rights to required third-party intellectual property, we may have to abandon development or commercialization of that product candidate or pay additional amounts to the third party, and our business and financial condition could suffer.
The patent protection and patent prosecution for some of our product candidates are dependent on third parties.
While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when the prosecution and maintenance of patent applications and patents relating to our product candidates are controlled by our licensors. In these instances, we normally seek a right to participate in such prosecution or maintenance, which is not always granted. If any of our licensors fail to appropriately follow our instructions or consider our comments with regard to the prosecution and maintenance of patent protection for patents covering any of our product candidates, it may result in patent rights that do not or do not sufficiently cover products. If this happens, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications, we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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
We may be involved in lawsuits or post-grant review proceedings to defend, protect, or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. If we, or one of our licensing partners, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable or file a post-grant review proceeding to challenge the patentability of the patent. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability and post-grant review proceeding to challenge the patentability of the patent are commonplace. Grounds for these challenges could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, clarity, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity, unenforceability, and patentability is unpredictable.
Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or offer us a license at all. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation or post-grant review proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
We expect the product candidates we develop will be regulated as biologics, and therefore they may be subject to competition.
The BPCIA was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the current 12-year period of exclusivity provided law. However, there is a risk that this exclusivity could be shortened in the future due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
In addition, the first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. The approval of a biologic product biosimilar to one of our product candidates could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our product candidates.
We are seeking Orphan drug designation for VRDN-001 from the FDA and may seek Orphan drug designation for future product candidates, but we might not receive such designation.
In September 2022, we filed an amended application for Orphan drug designation for VRDN-001 based on clinical data. In response, the FDA has indicated that further review of the application is suspended pending receipt of additional information. We are currently reviewing our submission further. There is no guarantee that upon submission of this additional data information the FDA will grant us Orphan drug designation. See “Business—Government Regulation—Orphan Drug Designation.”
Even with an orphan drug designation for its current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties still can be approved for the same condition even with an orphan drug designation. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
In addition, the FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” Our ability to obtain and maintain orphan drug designation and the benefits thereof, including orphan drug exclusivity, may materially impact our financial performance.
We may seek Breakthrough Therapy designation for one or more of our product candidates from the FDA, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
We may seek a breakthrough therapy designation from the FDA for some of our product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See “Business—Government Regulation—Expedited Development and Review Programs.”
We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation—Expedited Development and Review Programs.”
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
We may seek accelerated approval for our product candidates. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.
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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of the EMA and comparable foreign regulatory authorities. See “Business—Government Regulation—Expedited Development and Review Programs” and “Business—Government Regulation—Regulation in the European Union.”
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We will be required to report adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval. Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products, and the value of the company and our operating results would be adversely affected. In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit. Other regulatory authorities outside of the United States may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
Healthcare legislative reform measures may have a material adverse effect on our business, financial condition, or results of operations, and current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. More recently, on August 16, 2022, President Biden signed into law the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. See “Business—Health Reform.”
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, Immunovant, Inc., Harbour BioMed, Acelyrin, Inc. and Sling Therapeutics, Inc. If approved, VRDN-001 and VRDN-003 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Janssen Pharmaceutical Companies of Johnson & Johnson, Immunovant, Inc. and AstraZeneca/Alexion Pharmaceuticals, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
Our product candidates may demonstrate inferior efficacy and safety profiles as compared to currently approved drugs, or product candidates currently in development by our competitors. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than our product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. Our competitors may also adopt a similar licensing and development strategy as ours with regard to the development of an existing anti-IGF-1R monoclonal antibody for the treatment of TED. If any competitor was able to effect this strategy in a more efficient manner, there may be less demand for our product candidates if any are approved.
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
If our competitors obtain marketing approval from the FDA, EMA, or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For example, in October 2023, Amgen Inc. completed its acquisition of Horizon, which could have a significant impact on the competitive landscape for clinical trials and therapeutics for TED. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. If our product candidates fail to compete effectively against established treatment options or future products currently in development, this would harm our business, financial condition, results of operations and prospects.
The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Even with the approvals from the FDA, EMA, and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the healthcare providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, and third-party payors. The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:
•the efficacy or safety of the product as demonstrated in clinical trials and potential advantages over competing treatments;
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
Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product remains uncertain. We may be unable to penetrate the existing TED market and successfully commercialize our product candidates, if approved. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never be successful. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.
In addition, the market for TED therapies may fail to continue its growth, or may shrink, which could affect the commercial viability of our product candidates and could negatively impact revenues from any approved products. For example, sales of Tepezza® may fall, and this could cause our business to be negatively impacted.
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
Outside the U.S., international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of products are subject to varying price control mechanisms as part of national health systems. Price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products, if any. Accordingly, in markets outside the U.S., the potential revenue may be insufficient to generate commercially reasonable revenue and profits.
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
Risks Related to Our Business Operations
Our future success depends in part on our ability to attract, retain, and motivate qualified personnel. If we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends greatly upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with particular subject matter expertise. We are highly dependent on our management team. The loss of the services of key personnel, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.
Unless we are able to replace departed employees effectively, we may require current employees to fill additional roles, and this could overextend their responsibilities. As a result, we may experience increased turnover due to employees being overworked. Employees also may be unable to perform these multiple roles effectively due to time and resource constraints. Additionally, if we are unable to retain key personnel, we may be required to cover the roles previously performed by such employees with consultants. These consultants may lack the same skills and performance of departed employees and, as a result, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.
We primarily conduct our business in Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we may grant equity awards that vest over time or vest upon the achievement of certain pre-established milestones. The value to employees of equity awards has been, and may continue to be, significantly affected by movements in our stock price that are beyond our control, and these equity awards may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and domestic tensions within the U.S. (including the upcoming U.S. presidential election) have created significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Failure in our information technology and storage systems, or those of third parties upon whom we rely, could significantly disrupt the operation of our business and adversely impact our financial condition.
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
A data breach, security incident, or other unauthorized network intrusion or access may allow unauthorized access to our network or data, which could result in a material disruption of our clinical trials, harm our reputation, harm our business, create additional liability and adversely impact our financial results or operational results.
Cybersecurity threats to our information networks and systems, and those of our service providers or collaborators have generally increased in sophistication, scale, and frequency in recent years. In addition to threats from natural disasters, telecommunications and electrical failures, traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee error, theft or misuse, password spraying, phishing, and distributed denial-of-service attacks, we now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks and systems, our third-party service providers, our collaborators and the information that they store and process. Despite having implemented technical and organizational security measures and made other significant efforts to safeguard against such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, which are designed to detect unauthorized activity and prevent or minimize security incidents or breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain threats. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent such an event.
In addition, security incidents or breaches affecting us or our current or future collaborators or third-party service providers could result in the unauthorized access to, or disclosure or loss of the information we process. This, in turn, could require notification under applicable data privacy regulations or contracts, and could lead to litigation, governmental audits, investigations, fines, penalties, and other possible liability, damage our relationships with our collaborators, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, have a negative impact on our ability to conduct clinical trials, and cause reputational damage. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third-party service providers to comply with our data privacy, security, protection, or confidentiality, or to respond to any data security incidents, breaches or other unauthorized access, acquisition, or disclosure of sensitive information (including, without limitation personal information), may result in additional cost and/or liability to us, including costs from governmental investigations, enforcement actions, regulatory fines, litigation, costs of doing business, or damage to our reputation. Any of these events could cause harm to our reputation, business, financial condition, or operational results.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our most recent analysis of possible ownership changes was completed for certain tax periods ending through December 31, 2023. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that could result in additional limitations on our NOL and tax credit carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
In addition, the Certificate of Designation of our Series A Preferred Stock and the provisions of our warrants issued in 2020 may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A Preferred Stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock. As of December 31, 2023, a majority of the then outstanding shares of Series A Preferred Stock was held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions. In addition, pursuant to such warrants, under certain circumstances each warrant holder has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or certain other change of control transactions. A takeover of us may trigger the requirement that we redeem the warrants, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.
Our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our Bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our certificate of incorporation or our Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our Bylaws further provide that, unless we consent in writing to an alternative forum, federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”).
While these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against our and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. In addition to the factors described elsewhere in this “Risk Factors,” some of the factors that may cause the market price of our common stock to fluctuate greatly, and to decline significantly, include:
•failure to meet or exceed financial and development projections we may provide to the public and the investment community;
•negative outcomes, or perceived negative outcomes, from our interactions with regulatory authorities in connection with the development of our product candidates;
•the perception of the pharmaceutical and biotechnology industries by the public, legislatures, regulators, and the investment community;

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
•changes in the possible market size, or perceived market size, for our product candidates;
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
Moreover, the capital markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including volatility resulting from general global macroeconomic conditions. These broad market fluctuations may also adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business and reputation.
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
We incur significant legal, accounting, and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”). These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner for each period.
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
Our transition to being a large accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has been and will continue to be time consuming and costly. Our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We became a large accelerated filer effective December 31, 2023, and Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming, and there is a risk of noncompliance. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
In the ordinary course of our business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by our information technology team, which is led by our Vice President, Digital Operations & Facilities, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct cybersecurity audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, CROs, and other contractors and suppliers. We also conduct periodic employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.
Our Vice President, Digital Operations & Facilities, who reports directly to the Chief Operating Officer and has over 12 years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework that is overseen by our Audit Committee of our board of directors and our board of directors. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. See “Risk Factors” for additional information on cybersecurity risks we face.
Our board of directors, as a whole and at the Audit Committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. Our Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives biannual updates on cybersecurity and information technology matters and related risk exposures from our Chief Operating Officer as well as other members of the senior leadership team. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

ITEM 2. PROPERTIES
We are party to a multi-year, non-cancelable lease agreement for our office space in Waltham, Massachusetts (the “Original Lease”). In July 2021, we entered into an amendment to the Original Lease to increase our Massachusetts-based office space (the “First Amendment”). In April 2022, we entered into a second amendment to the Original Lease (the “Second Amendment”). The Second Amendment made certain modifications to both the Original Lease and First Amendment, including (i) the addition of 2,432 square feet of office space in the same building (the “April 2022 Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease seven days after the delivery of the April 2022 Expansion Premises, which occurred in the fourth quarter of 2022, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the First Amendment from October 2024 through November 2026. Under the Second Amendment, we have the option to extend the lease term for an additional period of three years upon notice to the landlord. In July 2022, we entered into a third amendment to the Original Lease (the “Third Amendment”). The Third Amendment makes certain modifications to the Original Lease, including (i) the addition of 5,240 square feet of office space in the same building (the “July 2022 Expansion Premises”), (ii) the termination of the 1,087 square feet of leased space under the Original Lease, and (iii) the extension of the expiration date of the 3,284 square feet of leased space under the First Amendment to April 2027. Under the Third Amendment, we have the option to extend the lease term for an additional period of three years upon notice to the landlord.
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
Holders
As of February 22, 2024, we had 31 registered holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
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
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
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
This section discusses 2023 and 2022 items and year-to-year comparisons between the years ended December 31, 2023 and 2022. Discussions of the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.
Overview
We are a biopharmaceutical company focused on discovering and developing potential best-in-class medicines for serious and rare diseases. We target disease areas where marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation medicines rarely represent optimal solutions, especially in rare disease areas, and that there is potential to develop differentiated, best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, expanded market access, and augmented market competition. Our business model is designed to identify and evaluate product opportunities in disease areas where trial data establishes proof-of-concept for a drug target in the clinic, but the competitive evolution of the product life cycle management and number of entrants appears incomplete. We intend to prioritize indications where a fast-follower and a potentially differentiated drug candidate, or overall product profile, could create significant medical benefit for patients. We are engineering medicines to address unmet medical needs for patients and further advance drug innovation.
Our goal is to identify and evaluate product concepts leveraging clinically validated molecular targets using established therapeutic modalities. We prioritize product concepts that are aligned with clinical and commercial hypotheses, which we expect will provide an attractive balance of risk and opportunity, thereby representing a compelling allocation of our resources. We focus on advancing therapeutic proteins, including antibodies, that we either in-license or discover internally, incorporating proprietary therapeutic protein and antibody discovery and optimization platforms to advance clinical candidates with unique characteristics. We have built relevant expertise in protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development for TED, development of anti-neonatal Fc receptor therapies, and nonclinical and clinical development for indications in rare and autoimmune diseases.
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
We have first prioritized the development of therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase, followed by a transition to a secondary chronic phase. The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza® is marketed in the United States by Horizon, which was acquired by Amgen in October 2023.
The results from clinical trials of teprotumumab conducted by Horizon provide strong clinical validation linking the targeting of IGF-1R to clinical benefit in patients with TED. However, clinical trials evaluating teprotumumab in patients with TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. We believe that there are multiple opportunities to develop fast-follower therapeutics that improve on teprotumumab’s features, including dosing schedule, route of administration, and safety profile.
We are developing two product candidates, VRDN-001 for intravenous and VRDN-003 for subcutaneous administration, to treat patients who suffer from TED. Our most advanced program, VRDN-001, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro preclinical data, we showed that VRDN-001 is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. We also conducted Phase 1/2 clinical trials of VRDN-001 in patients with active or chronic TED. In the active TED portion of the Phase 1/2 clinical trials, data reported from all three dose cohorts of VRDN-001 (n=21) showed significant and rapid improvement in both the signs and symptoms of TED after two infusions of VRDN-001 compared to placebo. Across all VRDN-001 treated patients in the active TED trial, 71% were proptosis responders, 67% were overall responders, 62% achieved a CAS of 0 or 1, and 54% had complete resolution of their diplopia. In the chronic TED portion of the Phase 1/2 clinical trials, data reported from both dose cohorts of VRDN-001 (n=12) showed significant and rapid improvement in the signs and symptoms of TED after two infusions of VRDN-001 compared to placebo. Across all VRDN-001 treated patients in the chronic TED trial, 42% were proptosis responders, 40% achieved a CAS of 0 or 1, and no patients had complete resolution of their diplopia. In the Phase 1/2 clinical trials of both active and chronic TED, VRDN-001 had a favorable safety profile and was well-tolerated by all patients treated in all dose cohorts.
We are evaluating VRDN-001 in two global Phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. We expect to report topline THRIVE and THRIVE-2 data in the middle of 2024 and by year end 2024, respectively. We expect that the THRIVE and THRIVE-2 Phase 3 trials, together with a safety database comprising 300 treated patients will support global health authority registration for marketing approval in both active and chronic TED, respectively.

In addition to our VRDN-001 IV program, in December 2023 we selected VRDN-003 as our prioritized subcutaneous program for pivotal development in TED following positive data in a Phase 1 clinical trial in healthy volunteers. We believe VRDN-003 has the potential to be the best-in-class subcutaneous anti-IGF-1R program by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients. VRDN-003 has the same binding domain as its parent molecule, VRDN-001, and was engineered to have a longer half-life. VRDN-003 is designed to be a low-volume, self-administered, infrequently-dosed subcutaneous IGF-1R for TED.
The VRDN-003 Phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of its parent molecule, VRDN-001. Because of the similarities between the VRDN-001 and VRDN-003 antibodies, we expect VRDN-003 to have similar clinical responses at the exposure levels of VRDN-001 that led to robust clinical activity in its Phase 2 clinical trial in TED. Further, pharmacokinetic modeling of VRDN-003 predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of VRDN-001 that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks. Based on these results, we expect to initiate a global pivotal program with VRDN-003 in mid-2024, with planned trials in both active and chronic TED patients, pending regulatory authority alignment.
In addition to developing therapies for TED, we are also developing a portfolio of engineered anti-FcRn inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete IgG suppression, safety, and inconvenience of dosing.
VRDN-006 is a FcRn-targeting Fc fragment, and in non-human primate studies, demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in LDL levels, which are known potential side effects associated with certain full-length monoclonal anti-FcRn antibodies. In our head-to-head non-human primate studies, VRDN-006 demonstrated comparable potency and IgG lowering to Vyvgart® (efgartigimod), the current standard of care in FcRn inhibition, as well as a similar safety profile. We plan to file an IND for VRDN-006 by the end of 2024 and expect healthy volunteer data for VRDN-006 in the second half of 2025. VRDN-008 is a novel, first-in-class FcRn inhibitor that aims to pair IgG suppression with extended half-life technology, potentially enabling deeper and more durable suppression of IgG than existing anti-FcRn therapies. Both molecules are designed to be convenient, self-administered, subcutaneous products.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
In the future, we expect to continue to generate revenue from a combination of license fees and other up-front payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances. We expect that any revenue we generate could fluctuate from quarter to quarter as a result of the timing of our achievement of development and commercial milestones, the timing and amount of payments relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or our strategic alliance collaborators, if any. If we or our strategic alliance collaborators, if any, fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.
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
We expect that our research and development expenses will increase as we expand our clinical development programs and initiate new clinical trials. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturability and commercial viability of our product candidates.
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Revenue	$314	$1,772	$(1,458)
Research and development expenses	159,765	100,894	58,871
General and administrative expenses	94,999	35,182	59,817
Other income (expense), net	16,716	4,430	12,286
Net loss	$(237,734)	$(129,874)	$(107,860)

Revenue
Revenue was $0.3 million for the year ended December 31, 2023, as compared to $1.8 million for the year ended December 31, 2022. Revenue for both periods was attributable to our collaboration agreement with Zenas BioPharma. The $1.5 million decrease in revenue is due to the timing of activities performed under the collaboration agreement. During the year ended December 31, 2022, we recognized $1.0 million upon Zenas BioPharma’s achievement of a certain development milestone.

Research and Development Expenses
Research and development expenses were $159.8 million during the year ended December 31, 2023, compared to $100.9 million during the year ended December 31, 2022. The $58.9 million increase in research and development expenses is primarily attributable to the following:
•$20.4 million increase in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials;
•$19.0 million increase in personnel related costs, including share-based compensation, due to an increase in headcount;
•$8.0 million increase in milestone, license and option fees due to the $15.0 million upfront payment for development of SC delivery systems, issuance of the equivalent of $5.7 million in shares of our common stock for an exclusive license and collaboration agreement, and a $5.3 million upfront payment for an exclusive license agreement during the year ended December 31, 2023, offset by upfront payments of $4.7 million for certain agreed upon development activities and the $13.0 million milestone payments for clinical trial activities for VRDN-001 during the year ended December 31, 2022;
•$5.1 million increase in professional service fees for consultants and contractors to support ongoing programs; and
•$3.6 million increase in chemistry, manufacturing and controls costs for our ongoing and planned clinical trials, SC development costs for VRDN-001, as well as IND-enabling activities for VRDN-003.
We expect our research and development expenses to continue to increase as we work to progress our clinical and preclinical programs.
General and Administrative Expenses
General and administrative expenses were $95.0 million during the year ended December 31, 2023, compared to $35.2 million during the year ended December 31, 2022. The $59.8 million increase in general and administrative expenses is primarily attributable to the following:
•$25.6 million increase in personnel costs, including share based compensation, due to an increase in headcount;
•$31.0 million of severance costs primarily related to separation agreements with former executive officers, including $26.1 million of incremental share-based compensation related to the modification and acceleration of stock option vesting; and;
•$7.9 million increase in professional and license fees due to market research, accounting and other professional fees to support the growing organization and prepare for commercial activities.
Other Income, net
Other income, net was $16.7 million during the year ended December 31, 2023 compared to $4.4 million during the year ended December 31, 2022. Other income, net for the year ended December 31, 2023 is comprised of $18.2 million of interest income earned on short-term investments as well as $0.3 million of sub-lease income, offset by $1.3 million in interest expense related to our Hercules Loan and Security Agreement, and $0.5 million in other losses. Other income, net for the year ended December 31, 2022 is comprised of $4.6 million of interest income earned on short-term investments as well as $0.3 million of sub-lease income, offset by $0.5 million in interest expense related to our Hercules Loan and Security Agreement. The increase in interest income is primarily attributable to higher interest rates and higher average short-term investments balances during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of December 31, 2023, we had $477.4 million in cash, cash equivalents, and short-

term investments. We expect that our current resources, including the gross proceeds of $186.3 million received in January 2024 from the sale of the Company’s common stock, will enable us to fund our planned operations into the second half of 2026.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through December 31, 2023, we have generated an accumulated deficit of $725.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our material cash requirements include obligations as of December 31, 2023, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
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

Loan and Security Agreement with Hercules Capital, Inc.

On April 1, 2022, we entered into the Hercules Loan and Security Agreement among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, which was available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestone related to the third tranche was not achieved prior to amendment of the Hercules Loan and Security Agreement in August 2023. Upon signing we drew an initial principal amount of $5.0 million.
Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024. However, upon the achievement of a development milestone in August 2022, the interest-only period was extended to October 1, 2024. If additional development milestones were met, the interest-only period would be further extended to April 1, 2025 pursuant to a second extension. We were required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, we were required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances (as defined in the Hercules Loan and Security Agreement) at maturity, which were being accreted as additional interest expense over the term of the loan.
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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (1) 7.45% and (2) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of December 31, 2023 was 8.95%.
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
Upon execution of the Hercules Amendment, we drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. We recognized a loss on debt extinguishment of $0.2 million related to unamortized debt discount and debt issuance costs as a component of other income, net in the consolidated statements of operations and comprehensive loss.
ATM Agreements
In September 2022, we entered into the September 2022 ATM Agreement with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2022, 964,357 shares were sold under the September 2022 ATM Agreement at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. During the quarter ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent.
Underwritten Public Offerings
In August 2022, we entered into an underwriting agreement with Jefferies, Leerink Partners LLC and Evercore Group LLC relating to the offer and sale of 11,352,640 shares of our common stock, which includes 1,725,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $23.50 per share, and 28,084 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, at a public offering price of $1,566.745 per share (collectively, the “2022 Public Offering”). The aggregate gross proceeds to us from the 2022 Public Offering, including the exercise of the option, were approximately $311.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
Purchase Agreements

In October 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement (the “2023 Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, we agreed to sell an aggregate of 8,869,797 shares of common stock at a price of $12.38 per share (the closing price of our common stock on October 27, 2023), and 92,312 shares of the Company’s Series B non-voting convertible preferred stock at a price of $825.3746 per share. Each share of Series B Preferred Stock is convertible into 66.67 shares of our common stock, subject to certain beneficial ownership limitations. Our aggregate gross proceeds from the 2023 Private Placement were approximately $186.0 million, before deducting offering expenses payable by us.

Summarized cash flows for the year ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(184,170)	$(93,838)
Investing activities	(94,252)	(115,126)
Financing activities	225,670	322,244
Total	$(52,752)	$113,280

Operating Activities

Net cash used in operating activities was $184.2 million for the year ended December 31, 2023, and primarily consisted of a net loss of $237.7 million, adjusted for non-cash items of $63.0 million, including share-based compensation of $67.2 million and working capital adjustments of $9.4 million. The change in working capital was primarily related to a decrease of $7.0 million in accounts payable and accrued and other liabilities and an increase of $2.1 million in prepaid expenses and other current assets due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $93.8 million for the year ended December 31, 2022, and primarily consisted of a net loss of $129.9 million, adjusted for non-cash items of $20.1 million, including share-based compensation of $19.8 million and working capital adjustments of $16.0 million. The change in working capital was primarily related to an increase of $7.7 million in accrued and other liabilities and an increase of $3.3 million in prepaid expenses and other current assets due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities, and an increase of $11.5 million in accounts payable primarily due to a $10.0 million milestone payment due under a license agreement as of December 31, 2022.
Investing Activities

Net cash used in investing activities was $94.3 million during the year ended December 31, 2023. Net cash used in investing activities in 2023 primarily consisted of net purchases of investments of $93.4 million and property and equipment purchases of $0.9 million.

Net cash used in investing activities was $115.1 million during the year ended December 31, 2022. Net cash used in investing activities in 2022 primarily consisted of net purchases of investments of $114.3 million and property and equipment purchases of $0.8 million.

Financing Activities

Net cash provided by financing activities was $225.7 million during the year ended December 31, 2023. Net cash provided by financing activities in 2023 was primarily driven by net proceeds of $189.5 million from the 2023 Private Placement and the September 2022 ATM Agreement, as well as $19.3 million in proceeds from the exercise of stock options, $14.5 million in net proceeds from the Hercules Amendment, $1.9 million in proceeds from the exercise of warrants and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $322.2 million for the year ended December 31, 2022. Net cash provided by financing activities in 2022 was primarily driven by net proceeds of $313.8 million from the 2022 Public Offering and the September 2022 ATM Agreement, $4.6 million in net proceeds from the Hercules Loan and Security Agreement, as well as $2.8 million in proceeds from the exercise of stock options, $0.9 million in proceeds from the exercise of warrants and $0.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $477.4 million, consisting of money market accounts, corporate bonds, and U.S. Treasury Securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and short-term investments are primarily invested in U.S. Treasury Securities, corporate paper and bonds and money market funds. A change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. The average duration of all of our available-for-sale investments held as of December 31, 2023, was less than 12 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation had a material effect on our business, financial condition or consolidated results of operations during the years ended December 31, 2023 and 2022.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2023, the end of our most recent fiscal year.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On November 7, 2023, Lara Meisner, our former Chief Legal Officer, terminated a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 92,315 shares of our common stock over a period originally ending on August 30, 2024, subject to certain conditions. This plan was originally adopted on February 7, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our 2024 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to our 2024 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our 2024 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our 2024 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Accounting Firm.”

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
2.1^	Agreement and Plan of Merger, dated October 27, 2020, by and among the Registrant, Oculus Merger Sub I, Inc., Oculus Merger Sub II, LLC, and Viridian Therapeutics, Inc.	8-K	10/28/2020	2.1
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	03/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	09/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.2	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated April 30, 2015.	10-K	03/14/2019	4.2
4.3	Warrant to Purchase Stock between Miragen Therapeutics, Inc. and Silicon Valley Bank, dated November 14, 2017.	8-K	11/15/2017	10.2
4.4	Form of Warrant to Purchase Common Stock.	8-K	02/07/2020	4.1
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				x
10.1^	License Agreement, by and between the Registrant and ImmunoGen, dated as of October 12, 2020.	8-K	12/09/2020	10.1
10.2+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.				x
10.3+	Kristian Humer Employment Agreement, dated June 9, 2021.	8-K	07/26/2021	10.1
10.4+	Scott Myers Employment Agreement, dated December 29, 2022.	8-K	02/06/2023	10.1
10.5+	Jonathan Violin General Release and Separation and Consulting Agreement, dated February 6, 2023.	8-K	02/06/2023	10.2
10.6+	Lara Meisner Employment Agreement, dated May 11, 2023.				x
10.7+	Stephen Mahoney Employment Agreement, dated October 27, 2023.	10-Q	11/13/2023	10.2
10.8+	Thomas Beetham Employment Agreement, dated October 27, 2023.	10-Q	11/13/2023	10.3
10.9+	Thomas Ciulla Employment Agreement, dated January 12, 2023.				x
10.10+	Seth Harmon Employment Agreement, dated April 24, 2023.				x

10.11+	Amendment to Seth Harmon Employment Agreement, dated September 28, 2023.				x
10.12+	Jennifer Tousignant Employment Agreement, dated January 10, 2024.				x
10.13+	Form of Inducement Stock Option Agreement.	S-8	03/11/2022	99.3
10.14+	Form of Inducement Restricted Stock Unit Agreement.	S-8	03/10/2023	99.4
10.15+	Viridian Therapeutics, Inc. Amended & Restated 2016 Equity Incentive Plan.	8-K	06/16/2023	10.1
10.16+	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.				x
10.17+	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.				x
10.18+	2016 Amended and Restated Employee Stock Purchase Plan.				x
10.19+	Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	S-8	11/24/2020	99.1
10.20+	Form of 2020 Incentive Stock Option Grant Notice under Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	10-K	03/26/2021	10.23
10.21+	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.22+	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.23	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.24	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.25	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.26	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.	10-K	03/13/2020	10.12.3
10.27	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.	10-Q	05/08/2020	10.2
10.28	Fifth Addendum to Lease by and between Registrant and Crestview LLC, dated as of March 26, 2021.	10-Q	08/12/2021	10.4
10.29	Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of January 13, 2020.	10-Q	11/05/2021	10.1
10.30	First Amendment to Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of July 6, 2021.	10-Q	11/05/2021	10.4
10.31	Second Amendment to Lease by and between the Registrant and Watch City Ventures MT, LLC dated as of April 13, 2022.	10-Q	08/15/2022	10.2
10.32	Third Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of July 29, 2022.	10-Q	11/14/2022	10.1
10.33^	Securities Purchase Agreement, dated as of October 27, 2020, by and among the Registrant and each purchaser identified on Annex A thereto.	8-K	10/28/2020	10.1
10.34^	Registration Rights Agreement, dated as of October 30, 2020, by and among the Registrant and certain purchasers.	10-Q	11/12/2020	10.8
10.35	Open Market Sale AgreementSM, dated as of September 9, 2022 by and between the Registrant and Jefferies LLC.	S-3	09/09/2022	1.2
10.36^	Loan and Security Agreement, dated as of April 1, 2022, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.	8-K	04/05/2022	10.1
10.37^	First Amendment to Loan and Security Agreement, dated as of August 7, 2023, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.	10-Q	11/13/2023	10.1
10.38	Registration Rights Agreement, dated October 30, 2023, by and between the Company and the Purchasers signatory thereto.	8-K	10/30/2023	10.2
21.1	Subsidiaries of the Registrant.				x

23.1	Consent of Independent Registered Public Accounting Firm.	x
24.1	Power of Attorney (included on signature page hereto).	x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
97.1	Viridian Therapeutics, Inc. Incentive Compensation Clawback Policy.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x

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

+	Indicates management contract or compensatory plan.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
x	Filed/furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

VIRIDIAN THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viridian Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Viridian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Accrued outsourced clinical trials and preclinical studies

As discussed in Notes 2 and 5 to the consolidated financial statements, accrued expenses for clinical trials and preclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. The estimates consider a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. Accrued liabilities for outsourced clinical trials and preclinical studies were $10.7 million as of December 31, 2023.

We identified the evaluation of accrued outsourced clinical trials and preclinical studies as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over the estimates of costs incurred by third parties, including the factors described above, required subjective auditor judgment due to the nature of available evidence. Such evidence included communications from third parties regarding tasks completed, invoices received from third parties, and management’s analysis of expenses incurred against budgeted and contractual amounts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued outsourced clinical trials and preclinical studies. This included controls related to the estimation of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers during the period that are included in accrued liabilities and other at the end of each reporting period. For a sample of accrued liabilities for outsourced clinical trials and preclinical studies, we compared the relevant factors used by management to estimate the accrued expenses to contracts, invoices and third-party confirmations of contractual milestones and project status. We compared the Company’s estimate of costs accrued as of year-end to a selection of third-party invoices received after year-end, but prior to the issuance of the Company’s financial statements. We assessed the sufficiency of audit evidence obtained related to accrued outsourced clinical trials and preclinical studies by assessing the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
Boulder, Colorado
February 27, 2024

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$102,827	$155,579
Short-term investments	374,543	268,971
Prepaid expenses and other current assets	9,006	6,521
Unbilled revenue - related party	102	102
Total current assets	486,478	431,173
Property and equipment, net	1,672	1,326
Operating lease right-of-use asset	1,670	1,610
Other assets	604	982
Total assets	$490,424	$435,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,239	$14,234
Accrued liabilities and other (including related party of $374 and $1,146 as of December 31, 2023 and 2022, respectively)	24,108	18,827
Current portion of deferred revenue - related party	288	288
Total current liabilities	26,635	33,349
Long-term debt, net	20,205	4,645
Deferred revenue - related party	573	861
Other liabilities	989	1,172
Total liabilities	48,402	40,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 172,435 and 188,381 shares issued and outstanding as of December 31, 2023 and 2022, respectively	78,235	85,470
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 143,522 and 51,210 shares issued and outstanding as of December 31, 2023 and 2022, respectively	128,281	56,677
Common stock, $0.01 par value; 200,000,000 shares authorized; 53,986,112 and 41,305,947 shares issued and outstanding as of December 31, 2023 and 2022, respectively	540	414
Additional paid-in capital	960,536	741,067
Accumulated other comprehensive gain (loss)	338	(390)
Accumulated deficit	(725,908)	(488,174)
Total stockholders’ equity	442,022	395,064
Total liabilities and stockholders’ equity	$490,424	$435,091

See accompanying notes to these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Collaboration revenue - related party	$314	$1,772	$2,963

Operating expenses:
Research and development (including related party expenses of $12,035, $5,619, and $— during the years ended December 31, 2023, 2022, and 2021 respectively)	159,765	100,894	56,886
General and administrative	94,999	35,182	25,805
Total operating expenses	254,764	136,076	82,691
Loss from operations	(254,450)	(134,304)	(79,728)
Other income (expense):
Interest and other income	18,563	4,916	318
Interest and other expense	(1,847)	(486)	(3)
Other income, net	16,716	4,430	315
Net loss	$(237,734)	$(129,874)	$(79,413)

Net loss per share, basic and diluted	$(5.31)	$(4.05)	$(6.66)
Weighted-average shares used to compute basic and diluted net loss per share	44,755,475	32,087,293	11,918,712

Comprehensive loss:
Net loss	$(237,734)	$(129,874)	$(79,413)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments	728	(233)	(149)
Total other comprehensive (loss) gain	728	(233)	(149)
Total comprehensive loss	$(237,006)	$(130,107)	$(79,562)

See accompanying notes to these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	398,487	$180,801	—	$—	4,231,135	$42	$218,089	$(8)	$(278,887)	$120,037
Issuance of common stock upon the conversion of convertible preferred stock	(138,050)	(62,637)	—	—	9,203,732	92	62,545	—	—	—
Issuance of Series B preferred stock and common stock in the 2021 Public Offering, net of issuance costs of $1,291 and $5,983, respectively	—	—	23,126	15,669	7,344,543	73	74,734	—	—	90,476
Issuance of common stock upon exercises of warrants	—	—	—	—	77,871	1	1,284	—	—	1,285
Issuance of common stock for exercises of stock options	—	—	—	—	106,831	1	1,026	—	—	1,027
Issuance of common stock upon the vesting of restricted stock units	—	—	—	—	10,574	—	—	—	—	—
Issuance of common stock, 2021 ATM, net of issuance costs of $1,004	—	—	—	—	2,551,269	26	32,423	—	—	32,449
Issuance of common stock under license agreement	—	—	—	—	394,737	4	7,496			7,500
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	3,312	—	39	—	—	39
Share-based compensation expense	—	—	—	—	—	—	14,465	—	—	14,465
Change in unrealized loss on investments	—	—	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	—	—	(79,413)	(79,413)
Balance as of December 31, 2021	260,437	$118,164	23,126	$15,669	23,924,004	$239	$412,101	$(157)	$(358,300)	$187,716
Issuance of common stock upon the conversion of convertible preferred stock	(72,056)	(32,694)	—	—	4,803,965	48	32,646	—	—	—
Issuance of Series B preferred stock and common stock, 2022 Public Offering, net of issuance costs of $2,992 and $18,146, respectively	—	—	28,084	41,008	11,352,640	114	248,528	—	—	289,650
Issuance of common stock, September 2022 ATM, net of issuance costs of $926	—	—	—	—	964,357	10	24,150	—	—	24,160
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	191,291	2	2,760	—	—	2,762
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	13,024	—	183	—	—	183
Share-based compensation expense	—	—	—	—	—	—	19,765	—	—	19,765
Change in unrealized loss on investments	—	—	—	—	—	—	—	(233)	—	(233)
Net loss	—	—	—	—	—	—	—	—	(129,874)	(129,874)
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon the conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock under license agreement	—	—	—	—	243,902	3	5,690	—	—	5,693
Issuance of Series B preferred stock and common stock, 2023 Private Placement, net of issuance costs	—	—	92,312	71,604	8,869,797	89	102,914	—	—	174,607
Issuance of common stock, September 2022 ATM, net of issuance costs	—	—	—	—	684,298	7	14,761	—	—	14,768
Issuance of common stock upon exercises of warrants	—	—	—	—	114,219	1	1,880	—	—	1,881
Issuance of common stock for exercises of stock options	—	—	—	—	1,538,199	15	19,248	—	—	19,263
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	31,216	—	580	—	—	580
Vesting of restricted stock units	—	—	—	—	135,416	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	67,172	—	—	67,172
Change in unrealized gain on investments	—	—	—	—	—	—	—	728	—	728
Net loss	—	—	—	—	—	—	—	—	(237,734)	(237,734)
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022

See accompanying notes to these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(237,734)	$(129,874)	$(79,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock under license agreement	5,693	—	7,500
Share-based compensation expense	67,172	19,765	14,465
Non-cash interest expense and amortization of debt issuance costs	317	228	87
Depreciation and amortization	522	255	120
Accretion and amortization of premiums and discounts on available-for-sale securities	(11,490)	(210)	965
Realized gain on investments	—	—	(4)
Net loss on extinguishment of debt	181	—	—
Fees paid directly to creditor related to extinguishment of debt	514	—	—
Loss on sale of equipment	1	—	77
Non-cash lease expenses	48	36	(102)
Other non cash items	31	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,107)	(3,339)	(1,496)
Accounts payable	(12,040)	11,524	1,655
Accrued and other liabilities	5,010	7,716	1,380
Unbilled revenue	—	349	(451)
Deferred revenue	(288)	(288)	636
Net cash used in operating activities	(184,170)	(93,838)	(54,581)
Cash flows from investing activities:
Purchases of short-term investments	(407,880)	(223,264)	(188,431)
Proceeds from sales and maturities of short-term investments	314,526	108,935	114,398
Proceeds from sale of property and equipment	—	—	79
Purchases of property and equipment	(898)	(797)	(338)
Net cash used in investing activities	(94,252)	(115,126)	(74,292)
Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to 2023 Private Placement and September 2022 ATM Agreement	125,069	—	—
Proceeds from the issuance of Series B preferred stock, pursuant to the 2023 Private Placement	76,192	—	—
Proceeds from the issuance of common stock, pursuant to 2022 Public Offering and September 2022 ATM Agreement	—	291,874	—
Proceeds from the issuance of common stock, pursuant to 2021 Public Offering and April 2021 ATM Agreement	—	—	114,242
Payments of issuance costs associated with the sale of common stock	(7,213)	(19,072)	(6,987)
Proceeds from the issuance of Series B preferred stock	—	44,000	16,960
Payment of issuance costs associated with the sale of preferred stock	(4,588)	(2,992)	(1,291)
Proceeds from the exercise of warrants	1,881	935	1,285
Proceeds from issuance of long-term debt	15,000	5,000	—
Payment of debt extinguishment costs	(514)	—	—
Payment of debt issuance costs	—	(446)	—
Proceeds from issuance of common stock upon the exercise of stock options	19,263	2,762	1,027
Proceeds from the issuance of common stock for cash under employee stock purchase plan	580	183	39
Net cash provided by financing activities	225,670	322,244	125,275

Net increase (decrease) in cash and cash equivalents	(52,752)	113,280	(3,598)
Cash and cash equivalents at beginning of period	155,579	42,299	45,897
Cash and cash equivalents at end of period	$102,827	$155,579	$42,299

Supplemental disclosure of cash flow information
Interest paid	$886	$293	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$380	$4
Unpaid common and preferred stock issuance costs included in accrued liabilities	$41	$—	$—
Unpaid common and preferred stock issuance costs included in accounts payable	$45	$—	$—
Extinguishment of long-term debt	$4,707	$—	$—
Issuance of long-term debt	$5,000	$—	$—
Amortization of public offering costs	$—	$75	$87

See accompanying notes to these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS

Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-003, is an extended half-life version of VRDN-001 designed for administration as convenient, low-volume, subcutaneous pen injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through December 31, 2023, the Company has generated an accumulated deficit of $725.9 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of December 31, 2023, the Company had approximately $477.4 million in cash, cash equivalents, and short-term investments. In addition, as further described in Note 15, in January 2024 the Company received gross proceeds of approximately $186.3 million from the sale of the Company’s common stock. As of the issuance date of these consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
The Company will continue to require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its product candidates, operational performance, and market conditions, including those resulting from the current inflationary and broader macroeconomic environment.
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
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company’s management performed an evaluation of its activities through the date of filing of these consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
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
•Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
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

Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments. Unrealized accumulated comprehensive gains or losses are reflected as a separate component in the consolidated statements of changes in stockholders’ equity. The Company had an unrealized gain of $0.7 million, and unrealized losses of $0.2 million and $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2023, 2022 and 2021.
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
Accounting Pronouncements – Adopted and To Be Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on the Company’s consolidated financial statements or disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company’s investments consisted of the following as of December 31, 2023 and December 31, 2022:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Money market funds	$77,724	$7	$—	$77,731
U.S. treasury securities	148,423	255	(5)	148,673
U.S. corporate paper and bonds	227,463	142	(85)	227,520
International corporate bond holdings	9,304	24	—	9,328
Total	$462,914	$428	$(90)	$463,252

December 31, 2022
Money market funds	$137,903	$—	$—	$137,903
U.S. treasury securities	85,578	123	(96)	85,605
U.S. corporate paper and bonds	199,350	1	(385)	198,966
International corporate bond holdings	2,009	—	(33)	1,976
Total	$424,840	$124	$(514)	$424,450

The Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company had no realized gains in its available for sale securities for the years ended December 31, 2023 and 2022, and a realized gain of $4 thousand in its available for sale securities for the year ended December 31, 2021. The contractual maturity dates of the Company’s investments are all less than 24 months.

Fair Value Measurements

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets:
Cash equivalents:
Money market funds	$77,731	$—	$—	$77,731
U.S. corporate paper and bonds	—	10,978	—	10,978
Short-term investments:
U.S. treasury securities	—	148,673	—	148,673
U.S. corporate paper and bonds	—	216,542	—	216,542
International corporate bond holdings	—	9,328	—	9,328
Total cash equivalents and short-term investments	$77,731	$385,521	$—	$463,252

December 31, 2022
Assets:
Cash equivalents:
Money market funds	$137,903	$—	$—	$137,903
U.S. corporate paper and bonds	—	17,576	—	17,576
Short-term investments:
U.S. treasury securities	—	85,605	—	85,605
U.S. corporate paper and bonds	—	181,390	—	181,390
International corporate bond holdings	—	1,976	—	1,976
Total cash equivalents and short-term investments	$137,903	$286,547	$—	$424,450

4. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Lab equipment	$1,145	$1,160
Leasehold improvements	670	1,113
Computer hardware and software	489	725
Furniture and fixtures	417	332
Property and equipment, gross	2,721	3,330
Less: accumulated depreciation and amortization	(1,049)	(2,004)
Property and equipment, net	$1,672	$1,326

During the years ended December 31, 2023, 2022, and 2021 depreciation and amortization expense was $0.5 million, $0.3 million and $0.1 million, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$10,724	$12,576
Accrued employee compensation and related taxes	10,513	4,772
Operating lease liability, short-term	843	613
Accrued legal fees and expenses	399	177
Accrued other professional service fees	473	392
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	154	39
Other accrued liabilities	902	158
Total accrued liabilities	$24,108	$18,827

6. DEBT
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of (1) an initial tranche of $25.0 million, available to the Company through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestones for the third tranche were not achieved prior to the amendment of the Hercules Loan and Security Agreement in August 2023. The obligations of the Borrower under the Hercules Loan and Security Agreement were secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan had a maturity date of October 1, 2026.
Per the terms of the Hercules Loan and Security Agreement, the Company was originally obligated to make interest-only payments through April 1, 2024. However, upon the achievement of a development milestone in August 2022 the interest-only period was extended to October 1, 2024. If additional development milestones were met, the interest-only period would be further extended to April 1, 2025. The Borrower was required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower was required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan advances at maturity, which were being accreted as additional interest expense over the term of the loan.
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
In August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”). Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which is available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through March

31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The milestones for the second and third tranches have not yet been achieved. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of December 31, 2023 was 8.95%.
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
Upon execution of the Hercules Amendment, the Company drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. The Company recognized a loss on debt extinguishment of $0.2 million related to unamortized debt discount and debt issuance costs as a component of other income, net in the consolidated statements of operations and comprehensive loss.
The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $1.3 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.
The following table summarizes the impact of the Term Loan, on the Company’s consolidated balance sheet at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Gross proceeds	20,000	5,000
Accrued end-of-term fee	205	—
Unamortized debt issuance costs	—	(355)
Carrying value	20,205	4,645

The carrying value of the Term Loan approximates its fair value. Future principal payments, which exclude the end-of-term fee, in connection with the Hercules Loan and Security Agreement as of December 31, 2023 are as follows (in thousands):

Fiscal Year
2023	—
2024	—
2025	9,101
2026	10,899
Total	$20,000

7. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, the Company became party to a license agreement with Zenas BioPharma (Cayman) Limited (“Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. In May 2022, the Company entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma to manufacture and supply, or to have manufactured and supplied, clinical drug product for developmental purposes. The license agreement and subsequent letter agreements and supply agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.3 million, $1.8 million and $3.0 million, respectively, of collaboration revenue related to the Zenas Agreements.
As of December 31, 2023 and 2022, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.

Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.
In January 2022, the Company and Paragon Therapeutics, Inc. (“Paragon”) entered into an antibody and discovery option agreement (the “Paragon Agreement”) under which the Company and Paragon will cooperate to develop one or more proteins or antibodies. Under the terms of the Paragon Agreement, Paragon will perform certain development activities in accordance with an agreed upon research plan, and the Company will pay Paragon agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. The Paragon Agreement stipulates a final deliverable to the Company comprising of a report summarizing the experiments and processes performed under the research plan (the “Final Deliverable”).

Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs (“Programs”) at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Programs will terminate. In consideration for Paragon’s grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. In December 2022, the Company and Paragon entered into a first amendment to the Paragon Agreement, under which the Company obtained an additional limited license for the purpose of conducting certain activities. In consideration for the rights and licenses obtained under the first amendment, Viridian paid Paragon a non-refundable fee of $2.3 million (the “First Amendment Payment”), which was recorded as research and development expense during the three months ended December 31, 2022. The non-refundable upfront fee and the First Amendment Payment are separate from any development costs or cost advance paid or owing with respect to the specified program.

In October 2023, the Company entered into a License Agreement with Paragon (the “Paragon License Agreement”) as a result of exercising its Option under the Paragon Agreement to obtain exclusive licenses to develop, manufacture and commercialize certain antibodies, proteins and associated products. In connection with the execution of the Paragon License Agreement, the Company made an initial payment of $5.3 million, which was recorded as research and development expense during the three months ended December 31, 2023. This amount is reflected as a cash outflow from operating activities in the statement of cash flows during the year ended December 31, 2023. In consideration for rights granted by Paragon, the Company is obligated to make certain future development milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical and regulatory milestones. Additionally, if the Company successfully commercializes any product candidate subject to the Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales. During the years ended December 31, 2023 and 2022, the Company recorded $12.0 million and $5.6 million in research and development costs related to the Paragon Agreement.

As of December 31, 2023 and 2022, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

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
License Agreements with Xencor, Inc.
In December 2021, the Company entered into a subsequent technology license agreement (the “2021 Xencor License Agreement”) with Xencor for a non-exclusive license to certain antibody libraries developed by Xencor. Under the 2021 Xencor License Agreement, the Company received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. In consideration for rights granted by Xencor, the Company issued 394,737 shares of our common stock to Xencor in December 2021. The shares were valued at $7.5 million and recorded as research and development expense during the year ended December 31, 2021. Under the terms of the 2021 Xencor License Agreement, if successful, for each licensed product, the Company would be obligated to make future milestone payments of up to $27.8 million, which includes development milestone payments of up to $4.8 million, special milestone payments of up to $3.0 million, and commercial milestone payments of up to $20.0 million. Additionally, for each licensed product that the Company successfully commercializes, it would be responsible for royalty payments equal to a percentage in the mid-single digits of net sales. This agreement was terminated on September 7, 2023 and no further financial obligations exist under the 2021 Xencor License Agreement.

In December 2020, the Company entered into a license agreement (the “Xencor License Agreement”) with Xencor, under which Xencor granted the Company rights to an exclusive, worldwide, sublicensable, non-transferable, royalty-bearing license to use specified Xencor technology for the research, development, manufacturing, and commercialization of therapeutic antibodies targeting IGF-1R indications. In consideration for rights granted by Xencor, the Company issued 322,407 shares of its common stock in December 2020. The shares were valued at $6.0 million and recorded as research and development expense in 2020. Under the terms of the Xencor License Agreement, the Company is obligated to make future development milestone payments of up to $30.0 million. Additionally, if the Company successfully commercializes any product candidate subject to the Xencor License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $25.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of products containing the licensed technology in each country until the later of (i) the expiration of the last patent claim subject to the Xencor License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained, or (iii) the 12th anniversary of the date of the first commercial sale. This agreement was terminated on July 25, 2023 and no further financial obligations exist under the Xencor License Agreement.

Development and License Agreement with Enable Injections

In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, Viridian granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense for the year ended December 31, 2023 in the accompanying consolidated statement operations. This amount is reflected as a cash outflow from operating activities in the statement of cash flows during the year ended December 31, 2023.

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

Exclusive License and Collaboration Agreement

In May 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, Viridian was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by the License, the Company initially issued 204,843 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.0 million and recorded as research and development expense during the three months ended June 30, 2023. On July 24, 2023, the Company issued 39,059 additional shares of its common stock to certain stockholders of the third-party and recorded the related $0.7 million expense as research and development expenses during three months ended September 30, 2023. Additionally, upon the date when the Company decides to pursue certain studies for the licensed compound under the agreement, the Company shall issue the third-party collaborator the equivalent of $10.0 million in shares of its common stock. The Company is also obligated to make certain future milestones of up to $45.0 million upon the achievement of certain development milestones. Remaining development milestone payments shall be payable in cash. If the Company is successful in commercializing products related to the licensed compound, the Company is also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits.
Lease Obligations

Colorado-based Office and Lab Space

The Company is party to a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space (the “Colorado Lease”). The Colorado Lease agreement includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to three terms of three years each. Minimum base lease payments under the Colorado Lease, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the Colorado Lease of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.

Massachusetts-based Office Space

The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022, and July 2022, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Massachusetts Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term. The Massachusetts Lease provides for annual base rent of approximately $0.4 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses. The Massachusetts Lease will expire in April 2027. The Company has the option to extend the lease term for an additional period of three years upon notice to the landlord.

Future lease payments under noncancellable leases as of December 31, 2023 are as follows:

(in thousands)
2024	$962
2025	464
2026	474
2027	159
Total future minimum lease payments	2,059
Less: imputed interest	(227)
Total	$1,832

As of December 31, 2023, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.8 million within accrued liabilities and $1.0 million of long-term lease obligations as other liabilities in the Company’s consolidated balance sheets.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which was included in operating expense in the consolidated statements of operations and comprehensive loss.

The Company is also required to pay for operating expenses related to the leased space, which were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.

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
Public Offerings
In August 2022, the Company entered into an underwriting agreement with Jefferies LLC (“Jefferies”), SVB Securities LLC (now known as Leerink Partners LLC (“Leerink Partners”)) and Evercore Group L.L.C. (“Evercore”) relating to the offer and sale of 11,352,640 shares of the Company’s common stock, which includes 1,725,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $23.50 per share, and 28,084 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.01 per share, at a public offering price of $1,566.745 per share (collectively the “2022 Public Offering”). The aggregate gross proceeds to the Company from the 2022 Public Offering, including the exercise of the option were approximately $311.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In September 2021, the Company entered into an underwriting agreement with Jefferies, Leerink Partners and Evercore for the sale and issuance of 7,344,543 shares of common stock, which includes 1,159,089 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $11.00 per share and 23,126 shares of Series B Non-Voting Convertible Preferred Stock at a public offering price of $733.37 per share (collectively the “2021 Public Offering”). The aggregate gross proceeds to the Company from the 2021 Public Offering, including the exercise of the option, were approximately $97.7 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2022, the Company sold 964,357 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $26.01 per share, for aggregate net proceeds of approximately $24.2 million, including commissions to Jefferies as a sales agent. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent.

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
As of December 31, 2023 and 2022, there were 172,435 and 188,381 shares of Series A Preferred Stock outstanding, respectively.
Series B Preferred Stock
Each share of Series B Preferred Stock is convertible into 66.67 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation filed in connection with the 2021 Public Offering.
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
As of December 31, 2023 and 2022, there were 143,522 and 51,210 shares of Series B Preferred Stock outstanding, respectively.

10. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at December 31, 2023	Remaining Contractual Life at December 31, 2023 (No. Years)
	December 31,
	2023	2022
Liability-classified warrants
Issued April 2017	781	781	$127.95	1.33

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	6.73
Issued February 2020 (2)	218,050	332,130	$14.44	1.12
Issued November 2017	1,606	1,606	$0.69	0.87
Subtotal	249,102	363,182	$15.15
Total warrants	249,883	363,963	$15.51
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the year ended December 31, 2023 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2022	363,963	$15.82
Exercised(1)	(114,080)	$16.50
Outstanding at December 31, 2023	249,883	$15.51

(1)Includes 139 warrants that were surrendered in cashless exercises

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

In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then-remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. The 2016 Plan will terminate on June 14, 2033.

As of December 31, 2023, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	4,543,686	—
2020 Plan	—	359,036	—
2016 Plan	804,947	6,630,738	1,289,073
2008 Plan	—	24	—
Total	804,947	11,533,484	1,289,073
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,722,449	$17.23	8.64	$68,977
Granted	9,956,611	21.61
Exercised	(1,538,199)	12.52
Forfeited or expired	(2,607,377)	25.91
Outstanding as of December 31, 2023	11,533,484	19.68	8.50	$54,772
Vested or expected to vest as of December 31, 2023	11,533,484	$19.68	8.50	$54,772
Exercisable as of December 31, 2023	2,901,131	$24.01	5.54	$6,032
Vested as of December 31, 2023	2,901,131	$24.01	5.54	$6,032

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted under its equity compensation plans. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected terms of the options. Because the Company has a limited history of stock purchase and sale activity, expected volatility is based on a blend of historical data from public companies that are similar to the Company in size and nature of operations, as well as the Company’s own volatility. The Company will continue to use similar entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company accounts for forfeitures as they occur. The risk-free rate for periods within the contractual life of each option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted, and actual and expected option-exercise behaviors. The fair value of the underlying common stock is based on the closing price of the common stock on The Nasdaq Capital Market at the date of grant.

The weighted-average grant-date fair value of options granted to the Company’s employees and members of its board of directors during the years ended December 31, 2023 and 2022 was $16.12 and $12.95, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected term, in years	5.57	5.81
Expected volatility	90.0%	87.8%
Risk-free interest rate	4.3%	2.5%
Expected dividend yield	—%	—%
Weighted average exercise price	$21.61	$17.72

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods begin each August 22 and February 22. As of December 31, 2023, the Company had 691,384 shares available for issuance, and 58,290 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development	$16,220	$7,298	$4,701
General and administrative	50,952	12,467	9,764
Total share-based compensation expense	$67,172	$19,765	$14,465

During the year ended December 31, 2023, the Company recorded an additional $26.1 million in share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited.

As of December 31, 2023, the Company had $108.6 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.34 years. As of December 31, 2023, the Company had $11.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.72 years.

12. RETIREMENT BENEFIT PLAN
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 100% of the first 4% (subject to annual compensation and contribution limits) of employee contributions. During the years ended December 31, 2023, 2022 and 2021, the Company paid a matching contribution of $0.7 million, $0.4 million and $0.2 million, respectively.

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

Potentially dilutive securities include the following:

	December 31,
	2023	2022	2021
Series A Preferred Stock, as converted to shares of common stock	11,495,724	12,558,796	17,363,335
Series B Preferred Stock, as converted to shares of common stock	9,568,181	3,414,017	1,541,810
Options to purchase common stock	11,533,484	5,722,449	3,683,839
Warrants to purchase common stock	249,883	363,963	420,609
Restricted stock units	804,947	—	—
Total	33,652,219	22,059,225	23,009,593

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
The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Federal and state tax credits	2.3	1.6	1.5
State income taxes, net of federal benefit	5.4	4.2	8.3
Change in valuation allowance	(27.6)	(24.5)	(28.5)
Other permanent items	(0.7)	(0.8)	—
Stock-based compensation	(0.4)	(1.5)	(2.3)
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$67,755	$46,000	$40,992
Tax credits	9,231	3,803	1,686
Accruals and reserves	4,891	4,986	3,055
Stock-based expense	15,013	4,161	3,123
Start-up costs and amortized costs	12,750	9,460	5,013
IRC § 174 capitalized costs	45,979	18,252	—
Unrealized gains/losses	71	—	—
Operating lease right-of-use asset, net	44	22	—
Total deferred tax assets	155,734	86,684	53,869
Valuation allowance	(155,734)	(86,602)	(53,430)
Net deferred tax assets	—	82	439

Deferred tax liabilities:
Unrealized gains/losses	—	(82)	$—
Operating lease right-of-use asset, net	—	—	(439)
Total deferred tax liabilities	—	(82)	(439)
Total deferred tax assets, net	$—	$—	$—
At December 31, 2023, the Company had approximately $251.1 million and $9.2 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2029. At December 31, 2023, the Company had approximately $312.8 million of state net operating loss carryforwards which will begin to expire in 2030. In addition, the realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. As a result of these ownership change provisions during 2020, the Company estimated an aggregate limitation on the utilization of net operating loss carryforwards of $59.0 million. In addition to the limitation of net operating losses of $59.0 million, approximately $15.3 million of research and development tax credits were derecognized with the inability of the Company to ever realize a benefit from those credits in the future. The Company determines on an annual basis whether net operating loss carryforwards will be limited. An IRC 382 analysis has been completed through December 31, 2023 and determined that there were no additional ownership changes. The Company will continue to evaluate changes in ownership and the related limitations on a go forward basis.
As of December 31, 2023 and 2022, the Company’s net deferred tax assets before valuation allowance was $155.7 million and $86.6 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2023 and 2022. The change in valuation allowance was an increase of $69.1 million in 2023, an increase of $33.2 million in 2022 and an increase of $24.4 million in 2021.
The Company concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2023 and 2022. As of December 31, 2023 and 2022, the Company had no accrued interest related to uncertain tax positions.

The Company’s federal and state returns for 2018 through 2023 remain open to examination by tax authorities.

15. SUBSEQUENT EVENTS
Common Stock Sales Agreements - Jefferies LLC
In January 2024, the Company sold 1,561,570 shares of common stock under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate gross proceeds of approximately $36.3 million, before deducting commissions to Jefferies as a sales agent payable by the Company.
Public Offerings
In January 2024, the Company entered into an underwriting agreement with Jefferies and Leerink Partners relating to the offer and sale (the “2024 Offering”) of 7,142,858 shares of the Company’s common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to the Company from the 2024 Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRIDIAN THERAPEUTICS, INC.

Date: February 27, 2024	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2024	By:	/s/ Seth Harmon
Seth Harmon
Senior Vice President of Finance and Accounting
(Principal Financial Officer; Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Mahoney and Seth Harmon, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Mahoney	President, Chief Executive Officer and Director	February 27, 2024
Stephen Mahoney	(Principal Executive Officer)

/s/ Seth Harmon	Senior Vice President of Finance and Accounting	February 27, 2024
Seth Harmon	(Principal Financial Officer; Principal Accounting Officer)

/s/ Tomas Kiselak	Chairman of the Board	February 27, 2024
Tomas Kiselak

/s/ Sarah Gheuens	Director	February 27, 2024
Sarah Gheuens, M.D., Ph.D.

/s/ Peter Harwin	Director	February 27, 2024
Peter Harwin

/s/ Arlene Morris	Director	February 27, 2024
Arlene Morris

/s/ Jennifer Moses	Director	February 27, 2024
Jennifer Moses