Form 10-Q
period 2024-03-31
Viridian Therapeutics, Inc.\DE
filed 2024-05-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
 or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 1, 2024, there were 63,822,468 shares of the registrant’s common stock outstanding.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.
Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report, to “Viridian,” “Viridian Therapeutics,” the “Company,” “we,” “us,” and “our” or similar references refer to Viridian Therapeutics, Inc. and our consolidated subsidiaries.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC, before making an investment decision regarding our common stock.
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
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$91,641	$102,827
Short-term investments	521,546	374,543
Prepaid expenses and other current assets (including related party of $1,137 and $0 as of March 31, 2024 and December 31, 2023, respectively)	13,529	9,006
Unbilled revenue - related party	102	102
Total current assets	626,818	486,478
Property and equipment, net	1,526	1,672
Operating lease right-of-use asset	1,482	1,670
Other assets	555	604
Total assets	$630,381	$490,424

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676	$2,239
Accrued liabilities and other (including related party of $637 and $374 as of March 31, 2024 and December 31, 2023, respectively)	23,163	24,108
Current portion of deferred revenue - related party	288	288
Total current liabilities	26,127	26,635
Long-term debt, net	20,328	20,205
Deferred revenue - related party	500	573
Other liabilities	896	989
Total liabilities	47,851	48,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 157,435 and 172,435 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	71,429	78,235
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 143,522 shares issued and outstanding as of March 31, 2024 and December 31, 2023	128,281	128,281
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,798,536 and 53,986,112 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	638	540
Additional paid-in capital	1,156,999	960,536
Accumulated other comprehensive (loss) gain	(367)	338
Accumulated deficit	(774,450)	(725,908)
Total stockholders’ equity	582,530	442,022
Total liabilities and stockholders’ equity	$630,381	$490,424
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration revenue - related party	$72	$98

Operating expenses:
Research and development (including related party expenses of $661 and $3,244 during the three months ended March 31, 2024 and 2023, respectively.)	40,944	50,740
General and administrative	15,025	21,831
Total operating expenses	$55,969	$72,571
Loss from operations	(55,897)	(72,473)
Other income:
Interest and other income	7,942	4,487
Interest and other expense	(587)	(165)
Other income, net	7,355	4,322
Net loss	$(48,542)	$(68,151)

Net loss per share, basic and diluted	$(0.79)	$(1.61)
Weighted-average shares used to compute basic and diluted net loss per share	61,099,038	42,242,309

Comprehensive loss:
Net loss	$(48,542)	$(68,151)
Other comprehensive (loss) gain:
Change in unrealized (loss) gain on investments	(705)	216
Total other comprehensive (loss) gain	(705)	216
Total comprehensive loss	$(49,247)	$(67,935)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022
Issuance of common stock upon the conversion of convertible preferred stock	(15,000)	(6,806)	—	—	1,000,048	10	6,796	—	—	—
Issuance of common stock, 2024 Public Offering, net of issuance costs of $9,304	—	—	—	—	7,142,858	71	140,625	—	—	140,696
Issuance of common stock, September 2022 ATM, net of issuance costs of $1,088	—	—	—	—	1,561,570	15	35,162	—	—	35,177
Issuance of common stock for exercises of stock options	—	—	—	—	66,191	1	837	—	—	838
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	22,642	—	356	—	—	356
Vesting of restricted stock units	—	—	—	—	19,115	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	12,688	—	—	12,688
Change in unrealized gain on investments	—	—	—	—	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	—	—	—	—	(48,542)	(48,542)
Balance as of March 31, 2024	157,435	$71,429	143,522	$128,281	63,798,536	$638	$1,156,999	$(367)	$(774,450)	$582,530

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(48,542)	$(68,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,688	15,216
Non-cash interest expense and amortization of debt issuance costs	123	53
Depreciation and amortization	145	105
Accretion and amortization of premiums and discounts on available-for-sale securities	(4,663)	(2,975)
Non-cash lease expense	(16)	12
Other non-cash items	—	30
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,474)	(2,094)
Unbilled revenue - related party	—	(26)
Deferred revenue - related party	(72)	(72)
Accounts payable	482	(6,647)
Accrued and other liabilities	(894)	2,576
Net cash used in operating activities	(45,223)	(61,973)
Cash flows from investing activities:
Purchases of short-term investments	(225,609)	(77,280)
Proceeds from maturities of short-term investments	82,564	64,100
Purchase of property and equipment	—	(115)
Net cash used in investing activities	(143,045)	(13,295)

Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to 2024 Public Offering and September 2022 ATM Agreement	186,265	—
Payments of issuance costs associated with the sale of common stock	(10,377)	—
Proceeds from the issuance of common stock upon the exercise of warrants	—	946
Proceeds from the issuance of common stock upon the exercise of stock options	838	6,938
Proceeds from the issuance of common stock for cash under employee stock purchase plan	356	320
Net cash provided by financing activities	177,082	8,204
Net decrease in cash and cash equivalents	(11,186)	(67,064)
Cash and cash equivalents at beginning of period	102,827	155,579
Cash and cash equivalents at end of period	$91,641	$88,515

Supplemental disclosure of cash flow information
Cash paid for interest	$452	$112
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$6,806	$7,235

Unpaid common stock issuance costs included in accrued liabilities	100	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$285

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
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through March 31, 2024, the Company has generated an accumulated deficit of $774.5 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of March 31, 2024, the Company had approximately $613.2 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other future period.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries have no employees or operations. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 27, 2024. The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
Risk and Uncertainties – Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.

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
The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash, cash equivalents, and short-term investments balance.
Use of Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for clinical trial costs, including manufacturing activities, and other outsourced research and development expenses, and the valuation of share-based awards. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
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
Research and Development
Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, restructuring charges including severance costs, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, costs to manufacture or have manufactured clinical trial materials, laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
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
Operating Lease Right-of-Use Assets and Liabilities
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities pursuant to the guidance in ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 6. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.
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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2024 and 2023.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Report Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for the Company’s annual reporting period beginning after December 15, 2023, and subsequent interim periods, with early adoption permitted. ASU 2023-07 requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Money market funds	$73,945	$7	$—	$73,952
U.S. treasury securities	281,086	25	(288)	280,823
U.S. corporate paper and bonds	239,990	47	(160)	239,877
International corporate bond holdings	15,272	11	(9)	15,274
Total	$610,293	$90	$(457)	$609,926

December 31, 2023
Money market funds	$77,724	$7	$—	$77,731
U.S. treasury securities	148,423	255	(5)	$148,673
U.S. corporate paper and bonds	227,463	142	(85)	$227,520
International corporate bond holdings	9,304	24	—	9,328
Total	$462,914	$428	$(90)	$463,252

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
As of March 31, 2024, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three months ended March 31, 2024 and 2023. The Company did not have any sales of short-term investments during the three months ended March 31, 2024 and 2023. The contractual maturity dates of all of the Company’s investments are all less than 24 months.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024
Cash equivalents:
Money market funds	$73,952	$—	$—	$73,952
U.S. treasury securities	—	7,981	—	7,981
U.S. corporate paper and bonds	—	6,447	—	6,447
Short-term investments:
U.S. treasury securities	—	272,842	—	272,842
U.S. corporate paper and bonds	—	233,430	—	233,430
International corporate bond holdings	—	15,274	—	15,274
Total cash equivalents and short-term investments	$73,952	$535,974	$—	$609,926

December 31, 2023
Cash equivalents:
Money market funds	$77,731	$—	$—	$77,731
U.S. corporate paper and bonds	—	10,978	—	10,978
Short-term investments:
U.S. treasury securities	—	148,673	—	148,673
U.S. corporate paper and bonds	—	216,542	—	216,542
International corporate bond holdings	—	9,328	—	9,328
Total cash equivalents and short-term investments	$77,731	$385,521	$—	$463,252

4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$13,075	$10,724
Accrued employee compensation and related taxes	7,057	10,513
Operating lease liability, short-term	732	843
Accrued legal fees and expenses	527	399
Accrued other professional service fees	1,028	473
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	154	154
Other accrued liabilities	490	902
Total accrued liabilities	$23,163	$24,108

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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of March 31, 2024 was 8.95%.
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
Upon execution of the Hercules Amendment in August 2023, the Company drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. The Company recognized a loss on debt extinguishment of $0.2 million in August 2023 related to unamortized debt discount and debt issuance costs.
The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The

Company recorded interest expense of $0.6 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the impact of the Term Loan, on the Company’s condensed consolidated balance sheet at March 31, 2024:

March 31, 2024
(in thousands)
Gross proceeds	$20,000
Accrued end-of-term fee	328
Unamortized debt issuance costs	—
Carrying value	$20,328
The carrying value of the Term Loan approximates its fair value. Future principal payments, which exclude the end of term fee, in connection with the Hercules Loan and Security Agreement as of March 31, 2024 are as follows (in thousands):

Fiscal Year
2024 (remainder)	$—
2025	9,101
2026	10,899
Total	$20,000
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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million of collaboration revenue related to the Zenas Agreements.
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, of which $0.4 million was recorded as research and development expense during the three months ended March 31, 2024 for services performed to date.
As of March 31, 2024, the Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
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
Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-

free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs (“Programs”) at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Programs will terminate. In consideration for Paragon’s grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. In December 2022, the Company and Paragon entered into a first amendment to the Paragon Agreement, under which the Company obtained an additional limited license for the purpose of conducting certain activities. In consideration for the rights and licenses obtained under the first amendment, Viridian paid Paragon a non-refundable fee of $2.3 million (the “First Amendment Payment”), which was recorded as research and development expense during the three months ended December 31, 2022. The non-refundable upfront fee and the First Amendment Payment are separate from any development costs or cost advance paid or owing with respect to the specified program.
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
In January 2024, the Company entered into a letter agreement with Paragon (the “Paragon Letter Agreement”) pursuant to which Paragon agreed to continue to perform development activities under the existing Paragon Agreement and Paragon License Agreement. In consideration for the development activities to be conducted by Paragon, the Company will reimburse Paragon for actual development costs incurred and agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities.
During the three months ended March 31, 2024, the Company recorded $0.7 million and $3.2 million, respectively, in research and development costs related to the Paragon Agreement.
As of March 31, 2024, the Paragon Agreement is considered a related party transaction because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.
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
Development and License Agreement with Enable Injections
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, Viridian granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense during the three months ended March 31, 2023 in the accompanying condensed consolidated statement operations and comprehensive loss.
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
Lease Obligations
Colorado-based Office and Lab Space
The Company is party to a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space (the “Colorado Lease”). The Colorado Lease includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to three terms of three years each. Minimum base lease payments under the Colorado Lease, including the impact of tenant improvement allowances, are recognized on a straight-line basis over the full term of the lease. The lease term was amended in March 2021 to extend the lease maturity date to December 31, 2024. Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the Colorado Lease of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term.
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
Future lease payments under noncancellable leases as of March 31, 2024 are as follows:

(in thousands)
2024 (remainder)	722
2025	464
2026	474
2027	159
Total future minimum lease payments	1,819
Less: imputed interest	(191)
Total	$1,628
As of March 31, 2024, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.7 million within accrued liabilities and $0.9 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.
The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease, which were $0.1 million for the three months ended March 31, 2024 and 2023. The operating expenses are incurred separately and were not included in the present value of lease payments.
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
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. During the three months ended March 31, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent.
Private Placements
In November 2023, the Company issued and sold in private placement transactions an aggregate of 8,869,797 shares of the Company’s common stock at a price per share of $12.38 and 92,312 shares of the Company’s Series B Preferred Stock at a price per share of $825.3746, pursuant to securities purchase agreements with certain institutional and accredited investors. The Company received aggregate gross proceeds of approximately $186.0 million, before deducting offering expenses payable by the Company.
Public Offerings
In January 2024, the Company entered into an underwriting agreement with Jefferies and Leerink Partners LLC (“Leerink Partners”) relating to the offer and sale (the “2024 Public Offering”) of 7,142,858 shares of the Company’s common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to the Company from the 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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
As of March 31, 2024 and December 31, 2023, there were 157,435 and 172,435 shares of Series A Preferred Stock outstanding, respectively. During the three months ended March 31, 2024, 15,000 shares of Series A Preferred Stock were converted into 1,000,048 shares of common stock.
Series B Preferred Stock
Each share of Series B Preferred Stock is convertible into 66.67 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. The powers, preferences, rights, qualifications, limitations, and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation filed in September 2021.
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

As of March 31, 2024 and December 31, 2023, there were 143,522 shares of Series B Preferred Stock outstanding. No shares of Series B Preferred Stock were converted into common stock during the three months ended March 31, 2024.
9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at March 31, 2024	Remaining Contractual Life at March 31, 2024 (No. Years)
	March 31, 2024	December 31, 2023
Liability-classified warrants
Issued April 2017	781	781	$127.95	1.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	6.48
Issued February 2020 (2)	218,050	218,050	$14.44	0.87
Issued November 2017	1,606	1,606	$0.69	0.62
Subtotal	249,102	249,102	$15.15
Total warrants	249,883	249,883	$15.51
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the three months ended March 31, 2024 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2023	249,883	$15.51
Exercised	—	$—
Outstanding at March 31, 2024	249,883	$15.51

10. SHARE-BASED COMPENSATION
Equity Incentive Plans
The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan ( the “2016 Plan”), and the Viridian 2020 Equity Incentive Plan (the “2020

Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options and RSUs outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. The 2016 Plan will terminate on June 14, 2033.
As of March 31, 2024, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	4,096,167	—
2020 Plan	—	312,162	—
2016 Plan	669,096	5,911,220	2,113,343
2008 Plan	—	24	—
Total	669,096	10,319,573	2,113,343
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a 4-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2023	804,947	$15.82
Granted	4,500	$19.89
Vested	(19,115)	$35.40
Forfeited	(121,236)	$15.08
Nonvested, March 31, 2024	669,096	$15.42
Stock Options
Options granted under the Equity Incentive Plans and the Inducement Awards have an exercise price equal to the market value of the common stock at the date of grant and expire 10 years from the date of grant. Options vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months or in equal monthly or quarterly amounts over periods of up to 48 months.

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	11,533,484	$19.68	8.50	$54,772
Granted	721,750	$20.05
Exercised	(66,191)	$12.65
Forfeited or expired	(1,869,470)	$24.71
Outstanding as of March 31, 2024	10,319,573	$18.84	8.09	$22,530
Vested and expected to vest as of March 31, 2024	10,319,573	$18.84	8.09	$22,530
Exercisable as of March 31, 2024	2,782,868	$21.38	4.60	$3,510
Vested as of March 31, 2024	2,782,868	$21.38	4.60	$3,510
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
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 and 2023 was $14.43 and $26.16, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term, in years	5.11	5.57
Expected volatility	89.5%	91.4%
Risk-free interest rate	4.1%	3.8%
Expected dividend yield	—%	—%
Weighted average exercise price	$20.05	$34.95
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods occur twice per year. As of March 31, 2024, the Company had 1,208,603 shares available for issuance, and 80,932 cumulative shares had been issued under the ESPP.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$6,678	$3,564
General and administrative	6,010	11,652
Total share-based compensation expense	$12,688	$15,216
During the three months ended March 31, 2024, the Company recorded an additional $3.5 million in share-based compensation related to the acceleration of vesting for former executive officers. During the three months ended March 31, 2023, the Company recorded an additional $6.5 million in share-based compensation related to the acceleration of vesting for its former Chief Executive Officer, an amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited.
As of March 31, 2024, the Company had $92.3 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.22 years. As of March 31, 2024, the Company had $9.4 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.48 years.
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

Potentially dilutive securities include the following:

	March 31,
	2024	2023
Series A Preferred Stock (as converted to shares of common stock)	10,496,191	11,496,241
Series B Preferred Stock (as converted to shares of common stock)	9,568,612	3,414,170
Options to purchase common stock	10,319,573	7,879,797
Warrants to purchase common stock	249,883	306,549
Restricted stock units	669,096	375,125
Total	31,303,355	23,471,882
12. SUBSEQUENT EVENTS
Fourth Amendment to Massachusetts Lease
In April 2024, the Company entered into a Fourth Amendment of the Massachusetts Lease (the “Fourth Amendment”). The Fourth Amendment makes certain modifications to the Massachusetts Lease, including (i) securing 10,427 square feet of office space in a new building suite (the “New Premises”), (ii) the termination of the 10,956 square feet of leased space under the existing Massachusetts Lease (the “Original Premises”), and (iii) the extension of the expiration date of the leased space to five years from the delivery of the New Premises. Under the Fourth Amendment, the Company has the option to extend the lease term for an additional period of three years upon notice to the landlord. The Fourth Amendment provides for annual base rent for the New Premises of approximately $0.5 million and includes annual base rent escalation clauses during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 (“2023 Annual Report on Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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
We have first prioritized the development of therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase, followed by a transition to a secondary chronic phase. The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza® is marketed in the United States by Horizon Therapeutics plc (“Horizon”), which was acquired by Amgen Inc. (“Amgen”) in October 2023.
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
We are conducting a global pivotal program for VRDN-001, including evaluating its efficacy and safety in two global well controlled Phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. We expect to report topline THRIVE and THRIVE-2 data in September 2024 and by year end 2024, respectively. In addition, to meet the 300 patient safety database requirements for a BLA filing, we are actively enrolling patients into our recently initiated STRIVE clinical trial. STRIVE is a global study of VRDN-001 in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also enrolling patients in the open label extension study for non-responding patients in THRIVE and THRIVE-2. We anticipate filing a BLA for VRDN-001 in the second half of 2025.
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
The VRDN-003 Phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of its parent molecule, VRDN-001. Because of the similarities between the VRDN-001 and VRDN-003 antibodies, we expect VRDN-003 to have similar clinical responses at the exposure levels of

VRDN-001 that led to robust clinical activity in its Phase 2 clinical trial in TED. Further, pharmacokinetic modeling of VRDN-003 predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of VRDN-001 that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks. Based on these results, we expect to initiate a global pivotal program with VRDN-003 in mid-2024, with planned trials in both active and chronic TED patients.
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
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, high interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, and severance and retention benefits related to our finance, accounting, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, market research and other professional and consulting fees to prepare for commercial activities, as well as insurance, board of director compensation, consulting, and other administrative expenses.
Other Income, net
Other income, net consists primarily of interest income, net of fees, and various income items of a non-recurring nature. Interest expense consists of cash and non-cash interest expense on our long-term debt. We earn interest income from interest-bearing accounts, money market funds, and short-term investments.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K during the three months ended March 31, 2024. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(in thousands)
Collaboration revenue - related party	$72	$98	$(26)
Research and development expenses	40,944	50,740	(9,796)
General and administrative expenses	15,025	21,831	(6,806)
Other income, net	7,355	4,322	3,033
Revenue
Revenue for both the three months ended March 31, 2024 and 2023 was attributable to our collaboration agreement with Zenas BioPharma. The $26 thousand decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $40.9 million during the three months ended March 31, 2024, compared to $50.7 million during the three months ended March 31, 2023. The $9.8 million decrease in research and development expenses is primarily attributable to the following:
•$15.0 million decrease in milestone, license and option fees due to the upfront payment for development of subcutaneous delivery systems during the three months ended March 31, 2023;
•$5.3 million decrease in chemistry, manufacturing, and controls costs due to timing and stage of ongoing clinical trials;
•$4.7 million decrease in preclinical costs due to timing and stage of ongoing clinical trials and preclinical assets; partially offset by
•$9.1 million increase in clinical trial costs mainly due to expenses associated with our THRIVE and THRIVE-2 clinical trials;
•$3.0 million increase in severance costs primarily related to separation agreements with former executive officers, including a $2.1 million increase in share-based compensation related to the acceleration of stock option vesting during the three months ended March 31, 2024; and
•$2.6 million increase in personnel related costs, due primarily to increased share-based compensation and other employee compensation and recruiting costs.
We expect our research and development expenses to increase as we work to progress our clinical and preclinical programs.

General and Administrative Expenses
General and administrative expenses were $15.0 million during the three months ended March 31, 2024, compared to $21.8 million during the three months ended March 31, 2023. The $6.8 million decrease in general and administrative expenses is primarily attributable to the following:
•$7.5 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $6.8 million decrease in share-based compensation related to the modification and acceleration of stock option vesting during the three months ended March 31, 2023; partially offset by
•$0.5 million increase in personnel-related costs, primarily due to increased share-based compensation expense.
Other Income, net
Other income, net was $7.4 million during the three months ended March 31, 2024 compared to $4.3 million during the three months ended March 31, 2023. Other income, net for the three months ended March 31, 2024 is comprised of $7.9 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement (as defined below). Other income, net for the three months ended March 31, 2023 is comprised of $4.4 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.2 million in interest expense related to our Hercules Loan and Security Agreement. The increase in interest income is primarily attributable to higher average short-term investments balances during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of March 31, 2024, we had $613.2 million in cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2026.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2024, we have generated an accumulated deficit of $774.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 and Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our lab and office facilities in Boulder, Colorado and our office space in Waltham, Massachusetts. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation with appropriate notice, other than for costs already incurred. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
Loan and Security Agreement with Hercules Capital, Inc.
On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), consisting of: (1) an initial tranche of $25.0 million, which was available through June 15, 2023; (2) a second tranche of $10.0 million, subject to the achievement of certain regulatory milestones, which was available through June 15, 2023; (3) a third tranche of $15.0 million, subject to the achievement of certain regulatory milestones, which was available through March 15, 2024; and (4) a fourth tranche of $25.0 million, subject to approval by the Lenders’ investment committee(s), available through December 15, 2024. The milestone related to the third tranche was not achieved prior to amendment of the Hercules Loan and Security Agreement in August 2023. The first and second tranches of $25.0 million and $10.0 million, respectively, were available to us through June 15, 2023. Upon signing we drew an initial principal amount of $5.0 million.
Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024. However, upon the achievement of a development milestone in August 2022, the interest-only period was extended to October 1, 2024. If additional development milestones were met, the interest-only period would be further extended to April 1, 2025 pursuant to a second extension. We were required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, we were required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances (se defined in the Hercules Loan and Security Agreement) at maturity, which were being accreted as additional interest expense over the term of the loan.
In August 2023, we executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”). Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The milestones for the second and third tranches have not yet been achieved. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of March 31, 2024 was 8.95%.
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
Upon execution of the Hercules Amendment in August 2023, we drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. We recognized a loss on debt extinguishment of $0.2 million in August 2023 related to unamortized debt discount and debt issuance costs.
Public Offerings
In January 2024, we entered into an underwriting agreement with Jefferies LLC (“Jefferies”) and Leerink Partners LLC (“Leerink Partners”) relating to the offer and sale (the “2024 Public Offering”) of 7,142,858 shares of our common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to us from the 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

Private Placements
In November 2023, we issued and sold in private placement transactions an aggregate of 8,869,797 shares of our common stock at a price per share of $12.38 and 92,312 shares of our Series B Preferred Stock at a price per share of $825.3746, pursuant to securities purchase agreements with certain institutional and accredited investors. We received aggregate gross proceeds of approximately $186.0 million, before deducting offering expenses payable by us.
ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. During the three months ended March 31, 2024, we sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent.
Summarized cash flows for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,223)	$(61,973)	$16,750
Investing activities	(143,045)	(13,295)	(129,750)
Financing activities	177,082	8,204	168,878
Net increase (decrease) in cash and cash equivalents	$(11,186)	$(67,064)	$55,878
Operating Activities
Net cash used in operating activities was $45.2 million for the three months ended March 31, 2024, and primarily consisted of our net loss of $48.5 million, adjusted for non-cash items of $8.3 million (primarily share-based compensation of $12.7 million, offset by accretion and amortization of premiums and discounts on available-for-sale securities of $4.7 million), and changes in working capital of $5.0 million. The change in working capital was primarily related to a decrease of $0.4 million in accounts payable and accrued and other liabilities and an increase of $4.5 million in prepaid expenses and other current assets due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $62.0 million for the three months ended March 31, 2023, and primarily consisted of a net loss of $68.2 million, adjusted for non-cash items of $12.4 million (primarily share-based compensation of $15.2 million) and changes in working capital of $6.3 million. The change in working capital was primarily related to a decrease of $4.1 million in accounts payable and accrued and other liabilities and an increase of $2.1 million in prepaid expenses and other current assets due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities.

Investing Activities
Net cash used in investing activities was $143.0 million during the three months ended March 31, 2024, and consisted primarily of $143.0 million in net purchases of short-term investments.
Net cash used in investing activities was $13.3 million during the three months ended March 31, 2023, and consisted primarily of $13.2 million in net purchases of short-term investments and $0.1 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $177.1 million during the three months ended March 31, 2024, and consisted of primarily of net proceeds of $175.9 million from the 2024 Public Offering and the September 2022 ATM Agreement, as well as $0.8 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $8.2 million during the three months ended March 31, 2023, and consisted primarily of $6.9 million in proceeds from the exercise of stock options, $0.9 million in proceeds from the exercise of warrants and $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the three months ended March 31, 2024, when compared to the disclosures in Item 7A of our 2023 Annual Report on Form 10-K.
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
As of March 31, 2024, we had $613.2 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our operations, including our clinical development plan, into the second half of 2026. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required or on acceptable terms, if at all.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2024 and 2023, our net loss was $48.5 million and $68.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $774.5 million and cash, cash equivalents, and short-term investments of $613.2 million.
We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan, and enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the Hercules Loan and Security Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
Debt financing, including under our Hercules Loan and Security Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding, if and when necessary, to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, and other contractors and consultants, could be subject to acts of war, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics or epidemics, such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•failure by our clinical sites, CROs, or other third parties to perform in accordance with current good clinical practice (“GCP”) requirements of the FDA or applicable foreign regulatory guidelines;
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
•geopolitical unrest and adverse regulatory or other actions taken against us, or third parties on whom we rely, by foreign governments or entities, including in Israel and China, where we have current or planned clinical trial operations;

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
We are expecting that that the THRIVE and THRIVE-2 Phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for VRDN-001 IV for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also intending in mid-2024 to initiate what we expect to be a pivotal program for VRDN-003. The FDA or other regulatory authorities may require us to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including VRDN-001 and VRDN-003. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, or requiring us to assess additional parameters related to safety or efficacy. These additional requirements could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
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
Regulatory approval processes are lengthy, time consuming and inherently unpredictable. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
In connection with the advancement of our clinical programs and before we can commercialize any of our current or future product candidates, we must obtain marketing approval from regulatory authorities. We may not be able to receive approval to market any of our current or future product candidates from regulatory authorities in our desired indications in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We may need to rely on third party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities, who may deny approval based on the results of such submissions and inspections. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities.
In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.
The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application.
Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical or other trials for our current or future product candidates. Our current and future product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:
•regulatory authorities may disagree with the number, design or implementation of our clinical trials to support further development or approval;
•we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for its proposed indication or that its clinical and other benefits outweigh its safety risks;
•regulatory authorities could require us to collect additional data or conduct additional clinical trials, which could include a requirement to compare our products or product candidates to other therapies for the treatment of the same indication;

•regulatory authorities, following the discovery of adverse safety signals or side effects from approved therapeutics or therapeutics in development in the same or related class as our products or product candidates, could require us to collect additional data or conduct additional clinical trials;
•the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulatory authorities requiring us, to conduct additional clinical trials or to modify or cease development programs for our product candidates;
•the results of clinical trials may not meet the primary or secondary endpoints of the applicable trial or the level of statistical significance required by regulatory authorities;
•regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, sBLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the number of participants required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable participants for a trial;
•our third party contractors may fail to comply with data quality and regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulatory authorities may believe that we have not sufficiently demonstrated our ability to manufacture our candidates to the requisite level of quality standards, including that such material is sufficiently comparable to material used in previous clinical trials, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;
•regulatory authorities may conclude that on-site inspections and data audits have not sufficiently demonstrated the quality and integrity of the clinical trial conduct and of data submitted to regulatory authorities in support of our new product approvals and marketing applications;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulatory authorities or IRBs to reject, suspend or terminate the clinical trials; and
•the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data, biologic manufacturing process and other supporting information insufficient for approval.
In addition, even if we were to obtain approval for one or more of our current or future product candidates, regulatory authorities may approve such product candidates for fewer indications or more limited patient populations than we request. Furthermore, regulatory authorities or payers may not approve the price we intend to charge, may grant approval contingent on the performance of costly post-marketing clinical trials, may impose certain post-marketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.
Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
We are or may develop our product candidates in areas with existing investigational and/or approved products where such products may have known risk profiles. Undesirable side effects caused by our product candidates, or other product candidates, including in the TED space, could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Such side effects additionally may result in a delay of regulatory approval by the FDA, EMA, or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in a restrictive drug label. For example, hearing impairment observed in Tepezza®, or other negative side effects of other IGF-1R antagonists in development, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in a restrictive drug label, if approved.
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
Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be drug-device combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products” in our 2023 Annual Report on Form 10-K.

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
Clinical trials by their nature utilize a sample of the potential patient population. But, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. If such safety problems occur or are identified after our product candidates reach the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.
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
We will have to conduct well-controlled trials in our proposed indications to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Larger scale clinical trials for our product candidates may generate additional data that raise issues regarding the safety and efficacy of our product candidates that were not observed in smaller clinical trials. Certain approaches that we take in our clinical trials with respect to measurement of safety and efficacy outcomes may differ in important respects as compared to the trials of our competitors, which may lead to negative regulatory and/or commercial outcomes.
Moreover, both preclinical and clinical data are often susceptible to varying interpretations and analyses. Third parties upon whom we rely may analyze data differently than others, or differently than we do. As a result, they or we may reach different conclusions regarding the results of our studies, including our clinical studies.
We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety and efficacy of our product candidates, with respect to the proposed indication for use, sufficient to receive regulatory approval to market our drug candidates. Failure to demonstrate safety and efficacy of our product candidates, and failure to obtain regulatory approval, would have a material adverse effect upon our business and business prospects. Additionally, differences in our clinical trial designs as compared to those of our competitors could render our product candidates less attractive than those of our competitors.
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
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our Phase 1 study in healthy volunteers and the masked data for VRDN-001 from our ongoing trials, may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. This creates a risk that the final results could be materially different from the preliminary results reported to date. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
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
Identifying and enrolling patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Our current or future clinical trials may also face increased competition for eligible patients for enrollment, for example, as a result of additional therapies for TED being tested in clinical trials. In addition, our enrollment has been, and may in the future be, delayed due to supply chain delays and difficulties in site activation. Delays in enrollment may delay the generation of clinical data and the completion of our clinical trials.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. Adding or changing CROs for our clinical programs carries implementation risk and may delay advancement of our clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP regulations. While we believe that we have made significant progress in remediating these deficiencies, we cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and delay the regulatory approval process.
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
We do not currently have, nor do we currently plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We rely, and plan to continue to rely, on third-party manufacturers whose responsibilities include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials, including devices and device components, that we expect to use to manufacture and deliver our product candidates, including those of our product candidates that are anticipated to be drug-device combination products. We may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.
Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or commercialization, if approved.
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
We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve scale, decrease processing time, increase manufacturing success rate, availability of raw materials, or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with current good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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
•We and our third-party manufacturers may be impacted by global conflicts, including any potential conflict involving China and Taiwan, and any resulting trade sanctions or regulatory actions.
•We are heavily reliant on third-party manufacturing operations in China, and any disruption could negatively impact our clinical trials and development or commercialization of our product candidates, which would harm our business.
•Foreign third-party manufacturers may be subject to U.S. legislation, regulatory actions, or investigations, including the proposed BIOSECURE Act, trade restrictions and other U.S. or foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay clinical trials, delay commercial launch, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
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
As we currently rely upon a single supplier for the development and manufacture of our product candidates, we are taking steps to build redundancy into our supply chain. In connection with those efforts, we are currently undertaking a technology transfer of certain drug product related to our VRDN-001 program from one manufacturer to another. If we encounter any material problems in connection with that process, we may be delayed in the development of our product candidates, including VRDN-001, and our business could be harmed.
The manufacture of drug products, including combination products that comprise a drug product and a device, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and product testing methods. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with raw material supply, production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, logistical problems or delays encountered when using multiple sites for manufacturing and testing, as well as compliance with strictly enforced federal, state, and foreign regulations. These problems may be more likely, or worse, in cases where the products candidates being manufactured are drug-device combination products, like certain of our product candidates, due to the increased complexity in their manufacture and associated supply chain. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the initiation or completion of clinical trials, increase the costs associated with initiating or maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
We currently rely on foreign CROs and CMOs, including WuXi AppTec (Hong Kong) Limited and WuXi Biologics (Hong Kong) Limited (together, “WuXi”), to develop and manufacture our product candidates, and will likely continue to rely on foreign CROs and CMOs in the future. Such entities may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, investigations, regulations, trade restrictions, regulatory actions, and other foreign regulatory actions or requirements that could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.
For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, along with certain Senators, sent a letter to the Biden administration requesting that certain WuXi related entities be added to the Department of Defense’s Chinese Military Companies List (pursuant to Section 1260H of the National Defense Authorization Act for Fiscal Year 2021), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our agreements with WuXi and could delay the initiation or completion of clinical trials, increase the costs associated with starting or maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely or adversely impact our financial condition and business prospects.
The biopharmaceutical industry in China is strictly regulated by the Chinese government, including Chinese collaborators and service providers such as CROs and contract development and manufacturing organizations. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may adversely impact or have a material adverse effect on us or on our collaborators or in China. Such changes may also adversely impact the management of data generated in China, the availability of data generated with Chinese collaborators or in studies in China and the availability of data or records generated by service providers, which could have an adverse effect on our business, the development of our product candidates, our financial condition, results of operations and business prospects. In addition, it may be difficult or impossible to obtain certain source documentation from Chinese entities, which may adversely affect our business where such source documentation is required.
Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the U.S. and the U.K., could also negatively impact our ability to use Chinese companies to manufacture our product candidates for our clinical trials or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies, which could cause us to delay our clinical development programs or adversely affect our financial condition.

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
Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new post-grant review procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review, which has been generally used by many third parties since the enactment of the Leahy-Smith Act to render patents unpatentable. These post-grant review procedures are and continue to be an evolving and developing area of law.
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
In September 2022, we filed an amended application for Orphan drug designation for VRDN-001 based on clinical data. In response, the FDA has indicated that further review of the application is suspended pending receipt of additional information. We are currently reviewing our submission further. There is no guarantee that upon submission of this additional data information the FDA will grant us Orphan drug designation. See “Business—Government Regulation—Orphan Drug Designation” in our 2023 Annual Report on Form 10-K.
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
We may seek a breakthrough therapy designation from the FDA for some of our product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our product candidates is designated as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See “Business—Government Regulation—Expedited Development and Review Programs” in our 2023 Annual Report on Form 10-K.
We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation—Expedited Development and Review Programs” in our 2023 Annual Report on Form 10-K.
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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of the EMA and comparable foreign regulatory authorities. See “Business—Government Regulation—Expedited Development and Review Programs” and “Business—Government Regulation—Regulation in the European Union” in our 2023 Annual Report on Form 10-K.
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
In the United States, there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. More recently, on August 16, 2022, President Biden signed into law the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. See “Business—Health Reform” in our 2023 Annual Report on Form 10-K.
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
Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the European General Data Protection Regulation 2016/679, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. See “Business—Other Regulations” in our 2023 Annual Report on Form 10-K.
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
Regulation of personal data or personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. See “Business—Other Regulations” in our 2023 Annual Report on Form 10-K.
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, argenx SE (“Argenx”), Immunovant, Inc., Roche Holdings AG, Harbour BioMed, Acelyrin, Inc., Tourmaline Bio, Inc. and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc. and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. If approved, VRDN-001 and VRDN-003 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Janssen Pharmaceutical Companies of Johnson & Johnson, Immunovant, Inc. and AstraZeneca/Alexion Pharmaceuticals, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
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
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For example, in October 2023, Amgen completed its acquisition of Horizon, which could have a significant impact on the competitive landscape for clinical trials and therapeutics for TED. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. If our product candidates fail to compete effectively against established treatment options or future products currently in development, this would harm our business, financial condition, results of operations and prospects.

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
The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, health maintenance organizations, private insurers, and other healthcare management organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products. See “Business—Coverage and Reimbursement” in our 2023 Annual Report on Form 10-K.
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
The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and domestic tensions within the U.S. (including the upcoming U.S. presidential election) have created, or may create, significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our clinical trials, our business and the third parties on whom we rely.
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
In addition, security incidents or breaches affecting us or our current or future collaborators or third-party service providers could result in the unauthorized access to, or disclosure or loss of information, including information that we process. This, in turn, could require notification under applicable data privacy regulations or contracts, and could lead to financial losses, litigation, governmental audits, investigations, fines, penalties, and other possible liability, damage our relationships with our collaborators, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, have a negative impact on our ability to conduct clinical trials, and cause reputational damage. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third-party service providers to comply with our data privacy, security, protection, or confidentiality, or to respond to any data security incidents, breaches or other unauthorized access, acquisition, or disclosure of sensitive information (including, without limitation personal information), may result in financial losses, additional cost and/or liability to us, including costs from governmental investigations, enforcement actions, regulatory fines, litigation, costs of doing business or damage to our reputation. Any of these events could cause harm to our reputation, business, financial condition or operational results.
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
We may be subject to risks related to litigation and other legal proceedings that may materially adversely affect our business, operating results or financial condition
From time to time in the ordinary course of its business, we and our directors and officers may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock	8-K	2/7/2020	4.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

VIRIDIAN THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Seth Harmon
Seth Harmon
Senior Vice President of Finance and Accounting
(Principal Financial Officer; Principal Accounting Officer)