Form 10-Q
period 2024-06-30
Viridian Therapeutics, Inc.\DE
filed 2024-08-08
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
 Commission File No. 001-36483
 VIRIDIAN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 Crescent Street, Suite 103A, Waltham, MA 02453
(Address, including zip code, of principal executive offices)
 (617) 272-4600
(Registrant’s telephone number, including area code)
221 Crescent Street, Suite 401, Waltham, MA 02453
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 5, 2024, there were 63,889,920 shares of the registrant’s common stock outstanding.

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
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product candidates;
•the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
•supply chain disruptions, enrollment in clinical trials involving our product candidates or other delays in such trials;
•our plans relating to commercializing our product candidates, including our plans to commercialize products candidates as combination products, if approved, including the geographic areas of focus and sales strategy;

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
•our continued reliance on third parties to conduct additional clinical trials of our product candidates and for the manufacture of our product candidates for preclinical studies, clinical trials and commercialization;

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
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of approved labeling, or result in significant negative consequences following marketing approval, if any.
•We are heavily dependent on the success of our product candidates, which are in clinical development. Some of our product candidates have produced results only in non-clinical settings, or for other indications than those for which we contemplate conducting development and seeking U.S. Food and Drug Administration (“FDA”) or other regulatory approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
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
•We rely on patent rights, trade secret protections, and confidentiality agreements to protect intellectual property, including intellectual property related to our product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$107,667	$102,827
Short-term investments	463,699	374,543
Prepaid expenses and other current assets (including related party of $596 and $0 as of June 30, 2024 and December 31, 2023, respectively)	10,298	9,006
Unbilled revenue - related party	—	102
Total current assets	581,664	486,478
Property and equipment, net	1,514	1,672
Operating lease right-of-use asset	1,826	1,670
Other assets	659	604
Total assets	$585,663	$490,424

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,140	$2,239
Accrued liabilities and other (including related party of $2,551 and $374 as of June 30, 2024 and December 31, 2023, respectively)	30,370	24,108
Current portion of long-term debt	2,964	—
Current portion of deferred revenue - related party	288	288
Total current liabilities	36,762	26,635
Long-term debt, net of current portion	17,487	20,205
Deferred revenue - related party	428	573
Other liabilities	1,648	989
Total liabilities	56,325	48,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 157,435 and 172,435 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	71,429	78,235
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 143,522 shares issued and outstanding as of June 30, 2024 and December 31, 2023	128,281	128,281
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,879,675 and 53,986,112 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	639	540
Additional paid-in capital	1,168,975	960,536
Accumulated other comprehensive (loss) gain	(543)	338
Accumulated deficit	(839,443)	(725,908)
Total stockholders’ equity	529,338	442,022
Total liabilities and stockholders’ equity	$585,663	$490,424
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue - related party	$72	$72	$144	$170

Operating expenses:
Research and development (including related party expenses of $2,551 and $3,212 during the three and six months ended June 30, 2024, respectively, and $2,178 and $5,422 during the three and six months ended June 30, 2023, respectively.)	56,193	40,083	97,136	90,823
General and administrative	16,066	19,264	31,091	41,095
Total operating expenses	$72,259	$59,347	$128,227	$131,918
Loss from operations	(72,187)	(59,275)	(128,083)	(131,748)
Other income:
Interest and other income	7,791	4,378	15,732	8,865
Interest and other expense	(597)	(166)	(1,184)	(331)
Other income, net	7,194	4,212	14,548	8,534
Net loss	$(64,993)	$(55,063)	$(113,535)	$(123,214)

Net loss per share, basic and diluted	$(1.02)	$(1.27)	$(1.82)	$(2.88)
Weighted-average shares used to compute basic and diluted net loss per share	63,854,514	43,253,457	62,476,777	42,753,476

Comprehensive loss:
Net loss	$(64,993)	$(55,063)	$(113,535)	$(123,214)
Other comprehensive (loss) gain:
Change in unrealized (loss) gain on investments	(176)	1	(881)	217
Total other comprehensive (loss) gain	(176)	1	(881)	217
Total comprehensive loss	$(65,169)	$(55,062)	$(114,416)	$(122,997)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022
Issuance of common stock upon the conversion of convertible preferred stock	(15,000)	(6,806)	—	—	1,000,048	10	6,796	—	—	—
Issuance of common stock, 2024 Public Offering, net of issuance costs of $9,304	—	—	—	—	7,142,858	71	140,625	—	—	140,696
Issuance of common stock, September 2022 ATM, net of issuance costs of $1,088	—	—	—	—	1,561,570	15	35,162	—	—	35,177
Issuance of common stock for exercises of stock options	—	—	—	—	66,191	1	837	—	—	838
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	22,642	—	356	—	—	356
Vesting of restricted stock units	—	—	—	—	19,115	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	12,688	—	—	12,688
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	—	—	—	—	(48,542)	(48,542)
Balance as of March 31, 2024	157,435	$71,429	143,522	$128,281	63,798,536	$638	$1,156,999	$(367)	$(774,450)	$582,530
Issuance of common stock for exercises of stock options	—	—	—	—	81,139	1	209	—	—	210
Share-based compensation expense	—	—	—	—	—	—	11,767	—	—	11,767
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(64,993)	(64,993)
Balance as of June 30, 2024	157,435	$71,429	143,522	$128,281	63,879,675	$639	$1,168,975	$(543)	$(839,443)	$529,338

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(113,535)	$(123,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	24,455	27,518
Issuance of common stock under license agreement	—	5,000
Non-cash interest expense and amortization of debt issuance costs	246	107
Depreciation and amortization	287	237
Accretion and amortization of premiums and discounts on available-for-sale securities	(9,071)	(5,884)
Non-cash lease expense	167	(24)
Other non-cash items	—	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,346)	(5,617)
Unbilled revenue - related party	102	—
Deferred revenue - related party	(144)	(144)
Accounts payable	920	(10,416)
Accrued and other liabilities	6,638	5,219
Net cash used in operating activities	(91,281)	(107,187)
Cash flows from investing activities:
Purchases of short-term investments	(284,867)	(85,336)
Proceeds from maturities of short-term investments	203,902	113,200
Purchase of property and equipment	(104)	(446)
Net cash (used in) provided by investing activities	(81,069)	27,418
Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to 2024 Public Offering and September 2022 ATM Agreement	186,265	—
Payments of issuance costs associated with the sale of common stock	(10,479)	—
Proceeds from the issuance of common stock upon the exercise of warrants	—	1,881
Proceeds from the issuance of common stock upon the exercise of stock options	1,048	9,071
Proceeds from the issuance of common stock for cash under employee stock purchase plan	356	320
Net cash provided by financing activities	177,190	11,272
Net increase (decrease) in cash and cash equivalents	4,840	(68,497)
Cash and cash equivalents at beginning of period	102,827	155,579
Cash and cash equivalents at end of period	$107,667	$87,082

Supplemental disclosure of cash flow information
Cash paid for interest	$910	$226
Supplemental disclosure of non-cash investing and financing activities

Conversion of preferred stock to common stock	$6,806	$7,235
Purchase of property and equipment in accounts payable and accrued liabilities	$26	$314

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, VRDN-001, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-003, is an extended half-life monoclonal antibody with the same binding domains as VRDN-001 designed for administration as convenient, low-volume, subcutaneous pen injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through June 30, 2024, the Company has generated an accumulated deficit of $839.4 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of June 30, 2024, the Company had approximately $571.4 million in cash, cash equivalents, and short-term investments. In addition, the Company also has access to additional undrawn funds under the Hercules Loan and Security Agreement Amended Term Loan, as further described in Note 5. Debt. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other future period.
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
Research and Development
Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, restructuring charges including severance costs, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, costs to have clinical trial materials manufactured on the Company’s behalf, purchases of laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2024 and 2023.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the six months ended June 30, 2024 and 2023.
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

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Money market funds	$99,514	$—	$—	$99,514
U.S. treasury securities	223,255	7	(373)	222,889
U.S. corporate paper and bonds	226,815	23	(188)	226,650
International corporate bond holdings	15,410	—	(12)	15,398
Total	$564,994	$30	$(573)	$564,451

December 31, 2023
Money market funds	$77,724	$7	$—	$77,731
U.S. treasury securities	148,423	255	(5)	148,673
U.S. corporate paper and bonds	227,463	142	(85)	227,520
International corporate bond holdings	9,304	24	—	9,328
Total	$462,914	$428	$(90)	$463,252

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
As of June 30, 2024, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and six months ended June 30, 2024 and 2023. The Company did not have any sales of short-term investments during the three and six months ended June 30, 2024 and 2023. The contractual maturity dates of all of the Company’s investments are less than 24 months.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024
Cash equivalents:
Money market funds	$99,514	$—	$—	$99,514
U.S. treasury securities	—	7,828	—	7,828
U.S. corporate paper and bonds	—	14,524	—	14,524
Short-term investments:
U.S. treasury securities	—	215,061	—	215,061
U.S. corporate paper and bonds	—	212,126	—	212,126
International corporate bond holdings	—	15,398	—	15,398
Total cash equivalents and short-term investments	$99,514	$464,937	$—	$564,451

December 31, 2023
Cash equivalents:
Money market funds	$77,731	$—	$—	$77,731
U.S. corporate paper and bonds	—	10,978	—	10,978
Short-term investments:
U.S. treasury securities	—	148,673	—	148,673
U.S. corporate paper and bonds	—	216,542	—	216,542
International corporate bond holdings	—	9,328	—	9,328
Total cash equivalents and short-term investments	$77,731	$385,521	$—	$463,252

4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$18,397	$10,724
Accrued employee compensation and related taxes	9,037	10,513
Operating lease liability, short-term	507	843
Accrued legal fees and expenses	591	399
Accrued other professional service fees	999	473
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	149	154
Other accrued liabilities	590	902
Total accrued liabilities	$30,370	$24,108

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
Upon signing the Hercules Loan and Security Agreement, the Company drew an initial principal amount of $5.0 million (the “initial draw”). The Company incurred debt issuance costs of $0.2 million in connection with the Term Loan. In addition, in connection with the initial draw, the Company paid to the Lenders a facility fee of $0.1 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs and the Lender Expenses were being amortized as additional interest expense over the term of the loan.
As further described below, in August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”) to modify certain terms of the agreement and increase the aggregate principal amount to up to $150.0 million. Upon execution of the Hercules Amendment in August 2023, the Company drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. The Company recognized a loss on debt extinguishment of $0.2 million in August 2023 related to unamortized debt discount and debt issuance costs.
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
Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150.0 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which is available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The milestones for the second and third tranches have not yet been achieved. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2024 was 8.95%.
Per the terms of the Hercules Amendment, the Company is obligated to make interest-only payments through April 1, 2025. If certain development milestones related to topline results for the Company’s ongoing phase 3 THRIVE or THRIVE-2 trials are met, then the interest-only period will be extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.
The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The

Company recorded interest expense of $0.6 million and $1.2 million during the three and six months ended June 30, 2024, and $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively.
The following table summarizes the components of the Term Loan, on the Company’s condensed consolidated balance sheet at June 30, 2024:

June 30, 2024
(in thousands)
Gross term loan proceeds	$20,000
Accrued end-of-term fee	451
Total debt	$20,451
Less: current portion of long-term debt	(2,964)
Long-term debt, net	$17,487
The carrying value of the Term Loan approximates its fair value. Future principal payments, which exclude the end of term fee, in connection with the Hercules Loan and Security Agreement as of June 30, 2024 are as follows (in thousands):

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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.1 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements.
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, of which $0.9 million was recorded as research and development expense during the six months ended June 30, 2024 for services performed to date.
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
In January 2024, the Company entered into a letter agreement with Paragon pursuant to which Paragon agreed to continue to perform development activities under the existing Paragon Agreement and Paragon License Agreement, which the Company renewed in July 2024. In consideration for the development activities to be conducted by Paragon, the Company will reimburse Paragon for actual development costs incurred and agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities.
During the three and six months ended June 30, 2024, the Company recorded $2.6 million and $3.2 million, respectively, in research and development costs related to the Paragon Agreement. During the three and six months ended June 30, 2023, the Company recorded $2.2 million and $5.4 million, respectively, in research and development costs related to the Paragon Agreement.
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

7. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.
In October 2020, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. In December 2021, the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an investigational new drug (“IND”) application for VRDN-001 with the FDA. In May 2022, the Company paid a $3.0 million milestone payment to ImmunoGen related to the first patient dosed in the clinical trial for VRDN-001. In December 2022, the Company recorded $10.0 million as research and development expense related to a milestone owed to ImmunoGen related to the first patient dosed in a pivotal clinical trial for VRDN-001, amount which was paid in January 2023. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition.
Development and License Agreement with Enable Injections
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, the Company granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable, the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense during the six months ended June 30, 2023 in the accompanying condensed consolidated statement operations and comprehensive loss.
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
Contingent Value Rights Agreement
In accordance with the merger agreement with miRagen Therapeutics, Inc. (“miRagen”), on November 4, 2020, the Company entered into a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of the Company’s common stock as of November 6, 2020, other than former stockholders of the private entity Viridian Therapeutics, Inc. (which merged with miRagen), received one contingent value right (a “CVR”) for each share of Company common stock held by such holder on that date. Under the CVR Agreement, holders of CVRs would have been entitled to receive a portion of the net proceeds for any dispositions of certain legacy

miRagen assets consummated through December 31, 2021. As of December 31, 2021, the disposition period had expired. There were no dispositions of any such legacy assets prior to that time and, accordingly, there will be no payments made under the CVR Agreement.
Exclusive License and Collaboration Agreement
In May 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, the Company was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by the License, the Company initially issued 204,843 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.0 million and recorded as research and development expense during the three months ended June 30, 2023. On July 24, 2023, the Company issued 39,059 additional shares of its common stock to certain stockholders of the third-party and recorded the related $0.7 million expense as research and development expenses during three months ended September 30, 2023. Additionally, upon the date when the Company decides to pursue certain studies for the licensed compound under the agreement, the Company shall issue the third-party collaborator the equivalent of $10.0 million in shares of its common stock. The Company is also obligated to make certain future milestones of up to $45.0 million upon the achievement of certain development milestones. Remaining development milestone payments shall be payable in cash. If the Company is successful in commercializing products related to the licensed compound, the Company is also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits.
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
Massachusetts-based Office Space
The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022, July 2022 and April 2024, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Massachusetts Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term.
In April 2024, the Company entered into a Fourth Amendment of the Massachusetts Lease (the “Fourth Amendment”). The Fourth Amendment makes certain modifications to the Massachusetts Lease, including (i) securing 10,427 square feet of office space in a new building suite (the “New Premises”), (ii) the termination of the 10,956 square feet of leased space under the existing Massachusetts Lease (the “Original Premises”), and (iii) the extension of the expiration date of the leased space to five years from the delivery of the New Premises. The Massachusetts Lease provides for annual base rent of approximately $0.5 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses. Under the Fourth Amendment, the Massachusetts Lease will expire in July 2029. The Company has the option to extend the lease term for an additional period of three years upon notice to the landlord.
The Company recorded a new right-of-use asset of $1.6 million and corresponding lease liability of $1.9 million for the New Premises and simultaneously derecognized the right-of-use asset of $1.1 million and corresponding lease liability of $1.2 million for the Original Premises on the lease commencement date in April 2024.
Future lease payments under noncancellable leases as of June 30, 2024 are as follows:

(in thousands)
2024 (remainder)	445
2025	463
2026	474
2027	484
2028	494
2029	292
Total future minimum lease payments	2,652
Less: imputed interest	(498)
Total	$2,154
As of June 30, 2024, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.5 million within accrued liabilities and $1.6 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.3 million and $0.4 million for the three and six months ended June 30, 2023.
The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease, which were $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.
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
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. No shares were sold under the September 2022 ATM Agreement during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent.
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
Public Offerings
In January 2024, the Company entered into an underwriting agreement with Jefferies and Leerink Partners LLC relating to the offer and sale (the “2024 Public Offering”) of 7,142,858 shares of the Company’s common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to the Company from the 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
As of June 30, 2024 and December 31, 2023, there were 157,435 and 172,435 shares of Series A Preferred Stock outstanding, respectively. During the six months ended June 30, 2024, 15,000 shares of Series A Preferred Stock were converted into 1,000,048 shares of common stock.
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
Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution, or winding-up of the Company. As of June 30, 2024 and December 31, 2023, there were 143,522 shares of Series B Preferred Stock outstanding. No shares of Series B Preferred Stock were converted into common stock during the six months ended June 30, 2024.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at June 30, 2024	Remaining Contractual Life at June 30, 2024 (No. Years)
	June 30, 2024	December 31, 2023
Liability-classified warrants
Issued April 2017	781	781	$127.95	0.83

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	6.24
Issued February 2020 (2)	218,050	218,050	$14.44	0.62
Issued November 2017	1,606	1,606	$0.69	0.38
Subtotal	249,102	249,102	$15.15
Total warrants	249,883	249,883	$15.51
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the six months ended June 30, 2024 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2023	249,883	$15.51
Exercised	—	$—
Outstanding at June 30, 2024	249,883	$15.51

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
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. In June 2024, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. The 2016 Plan will terminate on April 19, 2034.
As of June 30, 2024, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	4,949,083	—
2020 Plan	—	224,034	—
2016 Plan	589,696	5,813,087	4,297,865
2008 Plan	—	24	—
Total	589,696	10,986,228	4,297,865
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a 4-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2023	804,947	$15.82
Granted	5,428	$18.85
Vested	(19,115)	$35.40
Forfeited	(201,564)	$15.92
Nonvested, June 30, 2024	589,696	$15.17
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

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	11,533,484	$19.68	8.50	$54,772
Granted	2,225,656	$15.60
Exercised	(147,330)	$7.11
Forfeited or expired	(2,625,582)	$23.20
Outstanding as of June 30, 2024	10,986,228	$18.18	8.19	$1,655
Vested and expected to vest as of June 30, 2024	10,986,228	$18.18	8.19	$1,655
Exercisable as of June 30, 2024	3,049,858	$21.71	5.46	$867
Vested as of June 30, 2024	3,049,858	$21.71	5.46	$867
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
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 and 2023 was $11.22 and $24.28, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term, in years	5.11	5.57
Expected volatility	88.9%	91.1%
Risk-free interest rate	4.4%	3.8%
Expected dividend yield	—%	—%
Weighted average exercise price	$15.60	$32.51
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. New six-month offering periods occur twice per year. As of June 30, 2024, the Company had 1,208,603 shares available for issuance, and 80,932 cumulative shares had been issued under the ESPP.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$5,791	$4,105	12,470	7,668
General and administrative	5,976	8,197	11,985	19,850
Total share-based compensation expense	$11,767	$12,302	24,455	27,518
During the six months ended June 30, 2024, the Company recorded an additional $4.6 million in share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $0.3 million related to the modification of the terms of options outstanding at the time of termination for one executive which would have otherwise forfeited. The Company also recorded $2.0 million in share-based compensation related to the accounting for a modification of the equity awards to extend the post-termination exercise period of certain vested stock options for a former executive.
During the six months ended June 30, 2023, the Company recorded an additional $6.9 million in share-based compensation related to the acceleration of vesting for its former Chief Executive Officer, an amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination which would have otherwise forfeited.
As of June 30, 2024, the Company had $92.7 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.08 years. As of June 30, 2024, the Company had $7.6 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.25 years.
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

Potentially dilutive securities include the following:

	June 30,
	2024	2023
Series A Preferred Stock (as converted to shares of common stock)	10,496,191	11,496,241
Series B Preferred Stock (as converted to shares of common stock)	9,568,612	3,414,170
Options to purchase common stock	10,986,228	8,389,614
Warrants to purchase common stock	249,883	249,883
Restricted stock units	589,696	360,375
Total	31,890,610	23,910,283

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
We are conducting a global pivotal program for VRDN-001, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of VRDN-001 at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose VRDN-001 regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. We expect to report topline THRIVE and THRIVE-2 data in September 2024 and by year end 2024, respectively. In addition, to meet the 300 patient standard safety database requirements for the VRDN-001 BLA, we are actively enrolling patients into our STRIVE clinical trial. STRIVE is a global study of VRDN-001 in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also enrolling patients in the open label extension study for non-responding patients in THRIVE and THRIVE-2. We anticipate filing a BLA for VRDN-001 in the second half of 2025.
In addition to our VRDN-001 IV program, in December 2023 we selected VRDN-003 as our subcutaneous product candidate for pivotal development in TED following positive data in a phase 1 clinical trial in healthy volunteers. We believe VRDN-003 has the potential to be the best-in-class subcutaneous anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients. VRDN-003 has the same binding domain as, VRDN-001, and was engineered to have a longer half-life. VRDN-003 is designed to be a low-volume, self-administered, infrequently dosed subcutaneous IGF-1R for TED, which we plan to launch commercially with an auto-injector.
The VRDN-003 phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of VRDN-001. Because of the healthy volunteer data and the similarities between the VRDN-001 and VRDN-003 antibodies, we expect VRDN-003 to have similar clinical responses at the exposure levels of VRDN-001 that led to robust clinical activity in its phase 2 clinical trial in TED. Further, pharmacokinetic modeling of VRDN-003 based on the healthy volunteer data predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of VRDN-001 that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks. We are advancing our VRDN-003 program, including initiating two planned global phase 3 clinical trials, REVEAL-1 and REVEAL-2, to evaluate the efficacy and safety of VRDN-003 in patients with active and chronic TED. We also anticipate that the program will include a safety study to complete a 300 patient standard safety database (to include patients from the REVEAL-1 and REVEAL-2 trials), and we expect that it will also include the required development to have an auto-injector device available at the time of commercial launch, if approved. We anticipate topline data for REVEAL-1 and REVEAL-2 in the first half of 2026, and we anticipate submitting a BLA for VRDN-003 by the end of 2026.

In addition to developing therapies for TED, we have also prioritized developing a portfolio of engineered anti-FcRn inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete immunoglobulin G (“IgG”) suppression, safety, and inconvenience of dosing.
VRDN-006 is a FcRn-targeting Fc fragment, and in non-human primate studies, demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in LDL levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head non-human primate studies, VRDN-006 demonstrated comparable potency and IgG reductions to Vyvgart® (efgartigimod), the current standard of care in FcRn inhibition, as well as a similar safety profile. We plan to file an IND for VRDN-006 by the end of 2024 and expect healthy volunteer data for VRDN-006 in the second half of 2025. VRDN-008 is a novel, potential first-in-class FcRn inhibitor that aims to pair IgG suppression with extended half-life technology, potentially enabling deeper and more durable suppression of IgG than existing anti-FcRn therapies. Both molecules are designed to be convenient, self-administered, subcutaneous products.
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
We record up-front and milestone payments to acquire and retain contractual rights to in-licensed technology and intellectual property rights as research and development expenses when incurred if there is uncertainty in our receiving future economic benefit from the acquired contractual rights. We consider future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved by the FDA or other regulatory authorities, or when other significant risk factors are abated.
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
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K during the six months ended June 30, 2024. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Collaboration revenue - related party	$72	$72	$—
Research and development expenses	56,193	40,083	16,110
General and administrative expenses	16,066	19,264	(3,198)
Other income, net	7,194	4,212	2,982
Revenue
Revenue for both the three months ended June 30, 2024 and 2023 was attributable to our collaboration agreement with Zenas BioPharma.
Research and Development Expenses
Research and development expenses were $56.2 million during the three months ended June 30, 2024, compared to $40.1 million during the three months ended June 30, 2023. The $16.1 million increase in research and development expenses is primarily attributable to the following:
•$11.7 million increase in clinical trial costs mainly due to expenses associated with our ongoing THRIVE and THRIVE-2 clinical trials;
•$3.2 million increase in manufacturing costs due to the timing of manufacturing campaigns to support our ongoing clinical trials;
•$2.8 million increase in preclinical research costs to advance our FcRn inhibitor portfolio;
•$2.3 million increase in personnel related costs, due primarily to increased share-based compensation and other employee compensation and recruiting costs; and
•$1.5 million increase in severance costs primarily related to separation agreements with former executive officers, including a $1.1 million increase in share-based compensation related to the acceleration of stock option vesting during the three months ended June 30, 2024.
These increases were partially offset by a $5.0 million decrease in milestone, license and option fees due to the upfront payment for an exclusive license and collaboration agreement during the three months ended June 30, 2023.
We expect our research and development expenses to increase as we continue to advance our clinical and preclinical programs.

General and Administrative Expenses
General and administrative expenses were $16.1 million during the three months ended June 30, 2024, compared to $19.3 million during the three months ended June 30, 2023. The $3.2 million decrease in general and administrative expenses is primarily attributable to a $2.8 million decrease in personnel-related costs, primarily due to decreased share-based compensation expense.
Other Income, net
Other income, net was $7.2 million during the three months ended June 30, 2024 compared to $4.2 million during the three months ended June 30, 2023. Other income, net for the three months ended June 30, 2024 is comprised of $7.7 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement (as defined below). Other income, net for the three months ended June 30, 2023 is comprised of $4.3 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, offset by $0.2 million in interest expense related to our Hercules Loan and Security Agreement. The increase in interest income, as compared to prior year, is primarily attributable to higher average short-term investment balances during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Collaboration revenue - related party	$144	$170	$(26)
Research and development expenses	97,136	90,823	6,313
General and administrative expenses	31,091	41,095	(10,004)
Other income, net	14,548	8,534	6,014
Revenue
Revenue for both the six months ended June 30, 2024 and 2023 was attributable to our collaboration agreement with Zenas BioPharma. The $26.0 thousand decrease in revenue is due to the timing of activities performed under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $97.1 million during the six months ended June 30, 2024, compared to $90.8 million during the six months ended June 30, 2023. The $6.3 million increase in research and development expenses is primarily attributable to the following:
•$20.2 million increase in clinical trial costs mainly due to expenses associated with our ongoing THRIVE and THRIVE-2 clinical trials;
•$4.5 million increase in severance costs primarily related to separation agreements with former executive officers, including a $3.2 million increase in share-based compensation related to the acceleration of stock option vesting during the six months ended June 30, 2024; and
•$4.9 million increase in personnel related costs, due primarily to increased share-based compensation and other employee compensation and recruiting costs.

These increases are partially offset by the following:
•$20.0 million decrease in milestone, license and option fees due to the $15.0 million upfront payment for development of subcutaneous delivery systems and a $5.0 million upfront payment for an exclusive license and collaboration agreement incurred during the six months ended June 30, 2023; and
•$3.4 million decrease in preclinical costs due to timing of development of our preclinical assets.
We expect our research and development expenses to increase as we continue to advance our clinical and preclinical programs.
General and Administrative Expenses
General and administrative expenses were $31.1 million during the six months ended June 30, 2024, compared to $41.1 million during the six months ended June 30, 2023. The $10.0 million decrease in general and administrative expenses is primarily attributable to the following:
•$5.1 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $3.9 million decrease in share-based compensation related to the modification and acceleration of stock option vesting for former executives. Share-based compensation costs for the six months ended June 30, 2024 included $3.4 million in costs related to the modification and acceleration of vesting for former executive officers as compared to $7.3 million for the six months ended June 30, 2023; and
•$4.8 million decrease in personnel-related costs, primarily due to decrease in headcount and decrease in share-based compensation and other employee compensation and recruiting costs.
Other Income, net
Other income, net was $14.5 million during the six months ended June 30, 2024 compared to $8.5 million during the six months ended June 30, 2023. Other income, net for the six months ended June 30, 2024 is comprised of $15.6 million of interest income earned on cash equivalents and short-term investments as well as $0.2 million of sub-lease income, offset by $1.2 million in interest expense related to our Hercules Loan and Security Agreement (as defined below). Other income, net for the six months ended June 30, 2023 is comprised of $8.7 million of interest income earned on cash equivalents and short-term investments as well as $0.2 million of sub-lease income, offset by $0.3 million in interest expense related to our Hercules Loan and Security Agreement. The increase in interest income, as compared to prior year, is primarily attributable to higher average cash equivalent and short-term investment balances during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of June 30, 2024, we had $571.4 million in cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2026. In addition, as of June 30, 2024, the Company has access to additional undrawn funds under the Hercules Amended Term Loan, as described below.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2024, we have generated an accumulated deficit of $839.4 million.

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
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 and Note 7 to our condensed consolidated financial statements included elsewhere in this report.
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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2024 was 8.95%.
Per the terms of the Hercules Amendment, we are obligated to make interest-only payments through April 1, 2025. If certain development milestones related to our topline results for our ongoing phase 3 THRIVE or THRIVE-2 trials are met, then the interest-only period will be extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.
Upon execution of the Hercules Amendment in August 2023, we drew a principal amount of $15.0 million. The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. We recognized a loss on debt extinguishment of $0.2 million in August 2023 related to unamortized debt discount and debt issuance costs.
Public Offerings
In January 2024, we entered into an underwriting agreement with Jefferies LLC (“Jefferies”) and Leerink Partners LLC relating to the offer and sale (the “2024 Public Offering”) of 7,142,858 shares of our common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to us from the 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
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
ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. During the six months ended June 30, 2024, we sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent. During the three months ended June 30, 2024, there were no sales under the September 2022 ATM Agreement.

Summarized cash flows for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(91,281)	$(107,187)	$15,906
Investing activities	(81,069)	27,418	(108,487)
Financing activities	177,190	11,272	165,918
Net increase (decrease) in cash and cash equivalents	$4,840	$(68,497)	$73,337
Operating Activities
Net cash used in operating activities was $91.3 million for the six months ended June 30, 2024, and primarily consisted of our net loss of $113.5 million, adjusted for non-cash items of $16.1 million (primarily share-based compensation of $24.5 million, offset by the accretion and amortization of premiums and discounts on available-for-sale securities of $9.1 million), and changes in working capital of $6.2 million. The change in working capital was primarily related to a net increase of $7.6 million in accounts payable and accrued and other liabilities and an increase of $1.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $107.2 million for the six months ended June 30, 2023, and primarily consisted of a net loss of $123.2 million, adjusted for non-cash items of $27.0 million (primarily share-based compensation of $27.5 million) and changes in working capital of $11.0 million. The change in working capital was primarily related to a net decrease of $4.7 million in accounts payable and accrued and other liabilities and an increase of $5.4 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash used in investing activities was $81.1 million during the six months ended June 30, 2024, and consisted primarily of $81.0 million in net purchases of short-term investments.
Net cash provided by investing activities was $27.4 million during the six months ended June 30, 2023, and consisted primarily of $27.9 million in net maturities of short-term investments, offset by $0.4 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $177.2 million during the six months ended June 30, 2024, and consisted of primarily of net proceeds of $175.8 million from the 2024 Public Offering and the September 2022 ATM Agreement, as well as $1.0 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $11.3 million during the six months ended June 30, 2023, and consisted primarily of $9.1 million in proceeds from the exercise of stock options, $1.9 million in proceeds from the exercise of warrants and $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the six months ended June 30, 2024, when compared to the disclosures in Item 7A of our 2023 Annual Report on Form 10-K.
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
As of June 30, 2024, we had $571.4 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our operations, including our clinical development plan, into the second half of 2026. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. For example, even if our clinical trials generate data that we view favorably, investors may not share our interpretation of these data, and we may be unable to raise additional funds. There can be no assurance that sufficient funds will be available to us when required or on acceptable terms, if at all.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2024 and 2023, our net loss was $113.5 million and $123.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $839.4 million and cash, cash equivalents, and short-term investments of $571.4 million.

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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the Hercules Loan and Security Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
•addressing any competing products;
•developing, protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, and other contractors and consultants, could be subject to acts of war, earthquakes, power shortages, information technology and telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, governmental actions, medical pandemics or epidemics, such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•failure by clinical sites, CROs, or other third parties to adhere to clinical trial requirements or to perform their obligations related to the clinical development of our product candidates;
•failure of CMOs, shipping logistics providers or other third parties to deliver necessary clinical material;
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
We are expecting that that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for VRDN-001 IV for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. In August 2024, we intend to initiate a pivotal program for VRDN-003. We may be required to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including VRDN-001 and VRDN-003. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, amending trial protocols, or requiring us to assess additional parameters related to safety or efficacy. For example, we may make adjustments to the VRDN-003 clinical trial designs as a result of the VRDN-001 data. These additional requirements or steps could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
The FDA or other regulatory authorities may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or non-compliance with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions, for example, under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market, or product recalls;
•fines, warning letters, or holds on post-approval clinical studies;
•refusal of the FDA or other regulatory authorities to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA or other regulatory authorities to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
In connection with the advancement of our clinical programs and before we can commercialize any of our current or future product candidates, we must obtain marketing approval from regulatory authorities. We may not be able to receive approval to market any of our current or future product candidates from regulatory authorities in our desired indications in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We may need to rely on third party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities, who may deny approval based on the results of such submissions and inspections. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA or other regulatory authorities may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities.
In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety, efficacy and quality, and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.
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

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, supplementary BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the number of participants required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable participants for a trial;
•our third-party contractors may fail to comply with data quality and regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulatory authorities may believe that we have not sufficiently demonstrated our ability to manufacture our candidates to the requisite level of quality standards, including that such material is sufficiently comparable to material used in previous clinical trials, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
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
•our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulatory authorities, institutional review boards or ethics committees to reject, suspend or terminate the clinical trials; and
•the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data, biologic manufacturing process and other supporting information insufficient for approval.
In addition, even if we were to obtain approval for one or more of our current or future product candidates, regulatory authorities may approve such product candidates for fewer indications or more limited patient populations than we request. Furthermore, regulatory authorities or payers may not approve the price we intend to charge, may grant approval contingent on the performance of costly post-marketing clinical trials, may impose certain post-marketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.
Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of approved labeling, or result in significant negative consequences following marketing approval, if any.
We are or may develop our product candidates in areas with existing investigational and/or approved products where such products may have known risk profiles. Undesirable side effects caused by our product candidates, or other product candidates, including in the TED space, could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Such side effects additionally may result in a delay of regulatory approval by the FDA, EMA, or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in restrictive drug labeling. For example, hearing impairment observed in Tepezza®, or other negative side effects of other IGF-1R antagonists in development, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in restrictive drug labeling, if approved.
Even if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may withdraw approvals of such products;
•regulatory authorities may require additional warnings on the drug labeling;
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
Additional time may be required to obtain marketing authorizations for certain of our product candidates because they are, or are anticipated to be, combination products.
Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products” in our 2023 Annual Report on Form 10-K.
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
Clinical trials by their nature utilize a sample of the potential patient population. But, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. If such safety problems occur or are identified after our product candidates reach the market, the FDA or other regulatory authorities may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

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
From time to time, we publish preliminary data from our clinical trials. On December 18, 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of VRDN-003 as our lead subcutaneous product candidate for TED. This data set includes preliminary data which was not subject to the standard quality control measures typically associated with final clinical trial results. Based on the comparable pharmacology of VRDN-003 to VRDN-001, we believe VRDN-003 has the potential to maintain the clinical response of VRDN-001 IV while significantly increasing patient convenience. If this preliminary clinical data on VRDN-003 changes following audit and verification, it could negatively impact the development of VRDN-003 and could harm our business prospects. In addition, the data from our phase 2 trials for VRDN-001 may also not be fully reflective of topline results for our phase 3 THRIVE and THRIVE-2 trials which are expected in September 2024 and by year end 2024, respectively. If clinical data from the VRDN-001 trials are not positive or favorable, it could negatively impact or alter the development of VRDN-003 and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our VRDN-003 product candidate could negatively impact or alter the development of VRDN-001 and could materially harm our business prospects.
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our phase 1 study in healthy volunteers, the masked data for VRDN-001 from our ongoing trials, and topline data may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. This creates a risk that the final results could be materially different from the preliminary results reported, including those reported to date. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. Adding or changing CROs for our clinical programs carries implementation risk and may delay advancement of our clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP regulations. While we believe that we have made significant progress in remediating these deficiencies, we cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Any non-compliance with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and delay the regulatory submission and/or approval process.
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
We do not currently have, nor do we currently plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We rely, and plan to continue to rely, on third-party manufacturers whose responsibilities include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials, including devices and device components, that we expect to use to manufacture and deliver our product candidates, including those of our product candidates that are anticipated to be combination products. We may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.
Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or commercialization, if approved.
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, administering the product to patients, manufacturing issues, or different product characteristics resulting from the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be combination products. In particular, we anticipate using an autoinjector device in connection with our product candidate VRDN-003. Combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
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
We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates, devices, or device components on a commercial scale, if approved. In particular, we rely upon single-sourced manufacturing with one CMO for manufacturing our product candidates, including drug substance and drug product. We also rely on single-sourced manufacturing for various elements of our combination products.
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
In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•We may be unable to identify additional manufacturers of our product candidates, including combination product candidates, on acceptable terms or at all.
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
•We are heavily reliant on third-party manufacturing operations in China, and any regional or geopolitical disruption could negatively impact our clinical trials and development or commercialization of our product candidates, which would harm our business.
•Foreign third-party manufacturers may be subject to U.S. legislation, regulatory actions, or investigations, including the proposed BIOSECURE Act, trade restrictions and other U.S. or foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay clinical trials, delay commercial launch, affect the ability to transfer to different manufacturers or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
Each of these risks could delay our clinical trials, as well as the approval, if any, of our product candidates by the FDA or other regulatory authorities, or the commercialization of our product candidates, or could result in higher costs, or could deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, and this could result in product liability suits.
As we currently rely upon single suppliers for the development and manufacture of our product candidates, we are taking steps to build redundancy into our supply chain. In connection with those efforts, we are currently evaluating options to establish the development and/or manufacture of our product candidates at new manufacturers. If we encounter any material problems in connection with that process, we may be delayed in the development of our product candidates, including VRDN-001, and our business could be harmed.
The manufacture of drug products, including combination products that comprise a biological drug product and a device, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and product testing methods. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with raw material supply, production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, logistical problems or delays encountered when using multiple sites for manufacturing and testing, as well as compliance with strictly enforced federal, state, and foreign regulations. These problems may be more likely, or worse, in cases where the products candidates being manufactured are combination products, like certain of our product candidates, due to the increased complexity in their manufacture and associated supply chain. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of heath emergencies (such as novel viruses or pandemics) and natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the initiation or completion of clinical trials, increase the costs associated with initiating or maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
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
If it becomes necessary to shift our operations away from reliance upon WuXi or other non-US based CROs and CMOs, we will need to find suitable replacements for their services. We may encounter significant difficulty in finding suitable replacement partners and vendors, difficulties in transferring our programs or processes from one CRO or CMO to another, and such parties may have limited capacity due to the influx of demand from other companies, including other biotechnology and biopharmaceutical companies in a position similar to ours. Inability to find suitable replacements for these necessary services could increase the cost or reduce or eliminate the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.
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
We may seek orphan drug designation for our product candidates, but we might not receive such designation.
We are no longer pursuing orphan drug designation for VRDN-001 for thyroid eye disease in the U.S., but we may seek orphan drug designation for VRDN-001 in other indications and/or territories and for our other product candidates in various indications and/or territories.
Even if we obtain orphan drug designation for any of our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties still can be approved for the same condition even with an orphan drug designation. For example, even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
In addition, the regulatory agency responsible for the granting of orphan drug exclusivity may change their interpretation of the scope of orphan drug exclusivity. For example, the FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” See “Business—Government Regulation—Orphan Drug Designation” in our 2023 Annual Report on Form 10-K. Our ability to obtain and maintain orphan drug designation and the benefits thereof, including orphan drug exclusivity, may materially impact our financial performance.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We will be required to report adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval. Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any non-compliance with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products, and the value of the company and our operating results would be adversely affected. In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit. Other regulatory authorities outside of the United States may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
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
Non-compliance with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or non-compliance with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.
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
Non-compliance with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any failure by our third-party collaborators, service providers, contractors, or consultants to comply with applicable law, regulations, or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, argenx SE (“Argenx”), Immunovant, Inc., Roche Holdings AG, Acelyrin, Inc., Tourmaline Bio, Inc., Lassen Therapeutics and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. If approved, VRDN-001 and VRDN-003 will also compete against generic medications, such as corticosteroids, that are prescribed for and surgical procedures for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Janssen Pharmaceutical Companies of Johnson & Johnson, Immunovant, Inc. and AstraZeneca/Alexion Pharmaceuticals, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
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
In addition, the market for TED therapies may fail to continue its growth, or may shrink, which could affect the commercial viability of our product candidates and could negatively impact revenues from any approved products. For example, sales of Tepezza® may fall, and this could cause our business to be negatively impacted. Our estimates of the market size and market opportunity for our product candidates may prove inaccurate, which could negatively impact their commercial viability.
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
We utilize shares under our Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”) to issue equity awards, in order to induce new employees to join our Company and to retain existing employees. We historically seek stockholder approval to increase the number of shares issuable under the 2016 Plan. If stockholders do not approve future increases to the number of shares issuable under the 2016 Plan, however, our ability to attract and retain employee talent, and our ability to compete for talent, may be adversely affected, which could negatively affect our ability to attract and retain talent and negatively affect our business and business prospects.
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
Provisions in our Certificate of Incorporation and Bylaws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us, unless certain conditions are met. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
•failure of investors to view the clinical trial data that we generate favorably, even if we view the data favorably;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock.	8-K	2/7/2020	4.1
10.1	Fourth Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of April 8, 2024.				x
10.2+	Viridian Therapeutics, Inc. Amended and Restated 2016 Equity Incentive Plan.	8-K	6/20/2024	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

____________________

+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Seth Harmon
Seth Harmon
Senior Vice President of Finance and Accounting
(Principal Financial Officer; Principal Accounting Officer)