Form 10-Q
period 2024-09-30
Viridian Therapeutics, Inc.\DE
filed 2024-11-12
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 7, 2024, there were 79,212,747 shares of the registrant’s common stock outstanding.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other results;
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product candidates;
•the timing and focus of our ongoing and future preclinical studies and clinical trials and the timing of reporting data from those studies and trials;
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
•our plans to obtain or protect intellectual property rights;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates and for the manufacture of our product candidates for preclinical studies, clinical trials and commercialization;
•our plans regarding any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates; and

•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements.
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
•If we are unable to raise additional capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
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
•We are heavily dependent on the success of our product candidates, which are in clinical development. Some of our product candidates have produced results only in non-clinical settings, or for other indications than those for which we contemplate conducting development and seeking U.S. Food and Drug Administration or other regulatory approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
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
•We rely on third parties to conduct our preclinical development activities and clinical trials, manufacture our product candidates, and perform other services. If these third parties do not successfully perform and/or comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates and our business could be substantially harmed.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$200,317	$102,827
Short-term investments	552,923	374,543
Prepaid expenses and other current assets	14,103	9,006
Unbilled revenue - related party	14	102
Total current assets	767,357	486,478
Property and equipment, net	1,290	1,672
Operating lease right-of-use asset	2,400	1,670
Other assets	853	604
Total assets	$771,900	$490,424

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,338	$2,239
Accrued liabilities and other (including related party of $3,725 and $374 as of September 30, 2024 and December 31, 2023, respectively)	34,738	24,108
Current portion of deferred revenue - related party	288	288
Total current liabilities	41,364	26,635
Long-term debt	20,523	20,205
Deferred revenue - related party	356	573
Other liabilities	2,161	989
Total liabilities	64,404	48,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 and 172,435 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	61,188	78,235
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 145,160 and 143,522 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	127,697	128,281
Common stock, $0.01 par value; 200,000,000 shares authorized; 79,181,445 and 53,986,112 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	792	540
Additional paid-in capital	1,433,019	960,536
Accumulated other comprehensive gain	932	338
Accumulated deficit	(916,132)	(725,908)
Total stockholders’ equity	707,496	442,022
Total liabilities and stockholders’ equity	$771,900	$490,424
See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue - related party	$86	$72	$230	$242

Operating expenses:
Research and development (including related party expenses of $7,725 and $10,937 during the three and nine months ended September 30, 2024, respectively, and $1,099 and $6,521 during the three and nine months ended September 30, 2023, respectively.)	69,158	30,385	166,294	121,208
General and administrative	14,408	20,911	45,499	62,006
Total operating expenses	$83,566	$51,296	$211,793	$183,214
Loss from operations	(83,480)	(51,224)	(211,563)	(182,972)
Other income (expense):
Interest and other income	7,795	4,164	23,527	13,029
Interest and other expense	(1,004)	(600)	(2,188)	(931)
Other income, net	6,791	3,564	21,339	12,098
Net loss	$(76,689)	$(47,660)	$(190,224)	$(170,874)

Net loss per share, basic and diluted	$(1.15)	$(1.09)	$(2.98)	$(3.97)
Weighted-average shares used to compute basic and diluted net loss per share	66,420,063	43,654,577	63,800,798	43,057,658

Comprehensive loss:
Net loss	$(76,689)	$(47,660)	$(190,224)	$(170,874)
Other comprehensive gain:
Change in unrealized gain on investments	1,475	109	594	326
Total other comprehensive gain	1,475	109	594	326
Total comprehensive loss	$(75,214)	$(47,551)	$(189,630)	$(170,548)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022
Issuance of common stock upon the conversion of convertible preferred stock	(15,000)	(6,806)	—	—	1,000,048	10	6,796	—	—	—
Issuance of common stock, January 2024 Public Offering, net of issuance costs of $9,304	—	—	—	—	7,142,858	71	140,625	—	—	140,696
Issuance of common stock, September 2022 ATM, net of issuance costs of $1,088	—	—	—	—	1,561,570	15	35,162	—	—	35,177
Issuance of common stock for exercises of stock options	—	—	—	—	66,191	1	837	—	—	838
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	22,642	—	356	—	—	356
Vesting of restricted stock units	—	—	—	—	19,115	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	12,688	—	—	12,688
Change in unrealized loss on investments	—	—	—	—	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	—	—	—	—	(48,542)	(48,542)
Balance as of March 31, 2024	157,435	$71,429	143,522	$128,281	63,798,536	$638	$1,156,999	$(367)	$(774,450)	$582,530
Issuance of common stock for exercises of stock options	—	—	—	—	81,139	1	209	—	—	210
Share-based compensation expense	—	—	—	—	—	—	11,767	—	—	11,767
Change in unrealized loss on investments	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(64,993)	(64,993)
Balance as of June 30, 2024	157,435	$71,429	143,522	$128,281	63,879,675	$639	$1,168,975	$(543)	$(839,443)	$529,338
Issuance of common stock upon the conversion of convertible preferred stock	(22,571)	(10,241)	(18,362)	(24,085)	2,729,000	27	34,299	—	—	—
Issuance of Series B preferred stock and common stock, September 2024 Public Offering , net of issuance costs of $15,524	—	—	20,000	23,501	12,466,600	125	219,600	—	—	243,226
Issuance of common stock for exercises of stock options	—	—	—	—	84,676	1	1,108	—	—	1,109
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	21,494	—	317	—	—	317
Share-based compensation expense	—	—	—	—	—	—	8,720	—	—	8,720
Change in unrealized gain on investments	—	—	—	—	—	—	—	1,475	—	1,475
Net loss	—	—	—	—	—	—	—	—	(76,689)	(76,689)
Balance as of September 30, 2024	134,864	$61,188	145,160	$127,697	79,181,445	$792	$1,433,019	$932	$(916,132)	$707,496

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064
Issuance of common stock upon the conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock upon exercises of warrants	—	—	—	—	57,553	1	945	—	—	946
Issuance of common stock for exercises of stock options	—	—	—	—	612,846	6	6,932	—	—	6,938
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	15,854	—	320	—	—	320
Share-based compensation expense	—	—	—	—	—	—	15,216	—	—	15,216
Change in unrealized gain on investments	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	(68,151)	(68,151)
Balance as of March 31, 2023	172,435	$78,235	51,210	$56,677	43,055,318	$431	$771,705	$(174)	$(556,325)	$350,549
Issuance of common stock under license agreement	—	—	—	—	204,843	2	4,998	—	—	5,000
Issuance of common stock upon exercises of warrants	—	—	—	—	56,666	1	934	—	—	935
Issuance of common stock for exercises of stock options	—	—	—	—	245,381	2	2,131	—	—	2,133
Share-based compensation expense	—	—	—	—	—	—	12,302	—	—	12,302
Change in unrealized gain on investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(55,063)	(55,063)
Balance as of June 30, 2023	172,435	$78,235	51,210	$56,677	43,562,208	$436	$792,070	$(173)	$(611,388)	$315,857
Issuance of common stock under license agreement	—	—	—	—	39,059	—	693	—	—	693
Issuance of common stock for exercises of stock options	—	—	—	—	84,360	1	710	—	—	711
Issuance of common stock for cash under employee stock purchase plan					15,362	—	260	—	—	260
Share-based compensation expense	—	—	—	—	—	—	13,606	—	—	13,606
Change in unrealized gain on investments	—	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	—	(47,660)	(47,660)
Balance as of September 30, 2023	172,435	$78,235	51,210	$56,677	43,700,989	$437	$807,339	$(64)	$(659,048)	$283,576

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(190,224)	$(170,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	33,175	41,124
Issuance of common stock under license agreement	—	5,693
Non-cash interest expense and amortization of debt issuance costs	318	194
Depreciation and amortization	417	372
Accretion and amortization of premiums and discounts on available-for-sale securities	(12,448)	(8,423)
Non-cash lease expense	188	59
Net loss on extinguishment of debt	—	181
Fees paid directly to creditor related to extinguishment of debt	—	514
Net loss on disposal of equipment	449	—
Other non-cash items	—	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,344)	(4,489)
Unbilled revenue - related party	88	—
Deferred revenue - related party	(216)	(216)
Accounts payable	3,850	(10,524)
Accrued and other liabilities	10,760	188
Net cash used in operating activities	(158,987)	(146,170)
Cash flows from investing activities:
Purchases of short-term investments	(513,289)	(135,385)
Proceeds from maturities of short-term investments	347,950	211,694
Purchase of property and equipment	(397)	(850)
Net cash (used in) provided by investing activities	(165,736)	75,459
Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to January 2024 Public Offering, September 2024 Public Offering and September 2022 ATM Agreement	420,014	—
Payments of issuance costs associated with the sale of common stock	(24,132)	—
Proceeds from the issuance of Series B preferred stock, pursuant to September 2024 Public Offering	25,001	—
Payment of issuance costs associated with the sale of preferred stock	(1,500)	—
Proceeds from issuance of long-term debt, net of costs	—	15,000
Payment of debt extinguishment costs	—	(514)
Proceeds from the issuance of common stock upon the exercise of warrants	—	1,881
Proceeds from the issuance of common stock upon the exercise of stock options	2,157	9,782
Proceeds from the issuance of common stock for cash under employee stock purchase plan	673	580
Net cash provided by financing activities	422,213	26,729

Net increase (decrease) in cash and cash equivalents	97,490	(43,982)
Cash and cash equivalents at beginning of period	102,827	155,579
Cash and cash equivalents at end of period	$200,317	$111,597

Supplemental disclosure of cash flow information
Cash paid for interest	$1,367	$434
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$41,132	$7,235
Unpaid common stock issuance costs included in accounts payable and accrued liabilities	$370	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$88	$25
Extinguishment of long-term debt	$—	$4,707
Issuance of long-term debt	$—	$5,000

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company advancing new treatments for patients suffering from serious diseases that are underserved by today’s therapies. The Company’s most advanced program, veligrotug (formerly known as VRDN-001), is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-003, is an extended half-life monoclonal antibody with the same binding domains as veligrotug designed for administration as convenient, low-volume, subcutaneous pen injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Preferred Stock, Series B Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through September 30, 2024, the Company has generated an accumulated deficit of $916.1 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of September 30, 2024, the Company had approximately $753.2 million in cash, cash equivalents, and short-term investments. In addition, the Company also has access to additional undrawn funds under the Hercules Loan and Security Agreement Amended Term Loan, as further described in Note 5. Debt. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
The Company will require additional capital in order to continue to finance its operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts, timing of market research and other professional and consulting activities to prepare for commercial activities, equity financings, entering into license and collaboration agreements, and issuing debt or other financing vehicles. The Company’s ability to secure additional capital is dependent upon a number of factors, some of which are outside of the Company’s control, including success in developing its product candidates, operational performance, and market conditions, including those resulting from the current inflationary and broader macroeconomic environment.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other future period.
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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2024 and 2023.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the nine months ended September 30, 2024 and 2023.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the face of the income statement into specific categories. ASU 2024-03 is effective for the Company's annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Money market funds	$183,690	$—	$—	$183,690
U.S. treasury securities	231,010	252	(52)	231,210
U.S. corporate paper and bonds	311,036	779	(50)	311,765
International corporate bond holdings	9,945	3	—	9,948
Total	$735,681	$1,034	$(102)	$736,613

December 31, 2023
Money market funds	$77,724	$7	$—	$77,731
U.S. treasury securities	148,423	255	(5)	148,673
U.S. corporate paper and bonds	227,463	142	(85)	227,520
International corporate bond holdings	9,304	24	—	9,328
Total	$462,914	$428	$(90)	$463,252

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
As of September 30, 2024, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and nine months ended September 30, 2024 and 2023. The Company did not have any sales of short-term investments during the three and nine months ended September 30, 2024 and 2023. The contractual maturity dates of all of the Company’s investments are less than 24 months.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024
Cash equivalents:
Money market funds	$183,690	$—	$—	$183,690
Short-term investments:
U.S. treasury securities	—	231,210	—	231,210
U.S. corporate paper and bonds	—	311,765	—	311,765
International corporate bond holdings	—	9,948	—	9,948
Total cash equivalents and short-term investments	$183,690	$552,923	$—	$736,613

December 31, 2023
Cash equivalents:
Money market funds	$77,731	$—	$—	$77,731
U.S. corporate paper and bonds	—	10,978	—	10,978
Short-term investments:
U.S. treasury securities	—	148,673	—	148,673
U.S. corporate paper and bonds	—	216,542	—	216,542
International corporate bond holdings	—	9,328	—	9,328
Total cash equivalents and short-term investments	$77,731	$385,521	$—	$463,252

4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Accrued outsourced clinical trials and preclinical studies	$21,676	$10,724
Accrued employee compensation and related taxes	10,011	10,513
Operating lease liability, short-term	589	843
Accrued legal fees and expenses	846	399
Accrued other professional service fees	762	473
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	149	154
Other accrued liabilities	605	902
Total accrued liabilities	$34,738	$24,108

5. DEBT
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), including an initial tranche of $25.0 million, available to the Company through June 15, 2023. Upon signing the Hercules Loan and Security Agreement, the Company drew an initial principal amount of $5.0 million (the “initial draw”). The Company incurred debt issuance costs of $0.2 million in connection with the Term Loan and paid to the Lenders a facility fee of $0.1 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”) in connection with the initial draw. The debt issuance costs and the Lender Expenses were being amortized as additional interest expense over the term of the loan.
The Company was originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon achievement of a development milestone in August 2022. In addition, the Borrower was required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan advances at maturity, which were being accreted as additional interest expense over the term of the loan. The obligations of the Borrower under the Hercules Loan and Security Agreement were secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Term Loan had a maturity date of October 1, 2026.
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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2024 was 8.95%.
Per the terms of the Hercules Amendment, the Company was originally obligated to make interest-only payments through April 1, 2025. Upon achievement of certain development milestones related to topline results for the Company’s phase 3 THRIVE trial in September 2024, the interest-only period was extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.
The total cost of all items (cash interest, the amortization/accretion of the debt issuance costs and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.5 million and $1.7 million during the three and nine months ended September 30, 2024, and $0.4 million and $0.8 million during the three and nine months ended September 30, 2023, respectively.
The following table summarizes the components of the Term Loan, on the Company’s condensed consolidated balance sheet at September 30, 2024:

September 30, 2024
(in thousands)
Gross term loan proceeds	$20,000
Accrued end-of-term fee	523
Total debt	$20,523
Less: current portion of long-term debt	—
Long-term debt, net	$20,523

The carrying value of the Term Loan approximates its fair value. Future principal payments, which exclude the end of term fee, in connection with the Hercules Loan and Security Agreement as of September 30, 2024 are as follows (in thousands):

Fiscal Year
2024 (remainder)	$—
2025	4,441
2026	15,559
Total	$20,000
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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements.
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, which was recorded as research and development expense during the nine months ended September 30, 2024 as services were performed.
The Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s common stock and is also a 5% or greater stockholder of Zenas BioPharma and has a seat on Zenas BioPharma’s board of directors.
Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.
In January 2022, the Company and Paragon Therapeutics, Inc. (“Paragon”) entered into an antibody and discovery option agreement (the “Paragon Research Agreement”) under which the Company and Paragon will cooperate to develop one or more proteins or antibodies. Under the terms of the Paragon Research Agreement, Paragon will perform certain development activities in accordance with an agreed upon research plan, and the Company will pay Paragon agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. The Paragon Research Agreement stipulates a final deliverable to the Company comprising of a report summarizing the experiments and processes performed under the research plan (the “Final Deliverable”).
Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs (“Programs”) at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable the applicable program, or such longer period as agreed upon by the parties (“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Programs will terminate. In consideration for Paragon’s grant of the Options to the Company, the Company paid to Paragon a non-refundable, non-creditable one-time fee of $2.5 million, which was recorded as research and development expense during the three months ended March 31, 2022. In December 2022, the Company and Paragon entered into a first amendment to the Paragon Research Agreement, under which the Company obtained an additional limited license for the purpose of conducting certain activities. In consideration for the rights and licenses obtained under the first amendment, Viridian paid Paragon a non-refundable fee of

$2.3 million (the “First Amendment Payment”), which was recorded as research and development expense during the three months ended December 31, 2022. The non-refundable upfront fee and the First Amendment Payment are separate from any development costs or cost advance paid or owing with respect to the specified program.
In October 2023, the Company entered into a License Agreement with Paragon (the “Paragon License Agreement”) as a result of exercising its Option under the Paragon Research Agreement to obtain exclusive licenses to develop, manufacture and commercialize certain antibodies, proteins and associated products. In connection with the execution of the Paragon License Agreement, the Company made an initial payment of $5.3 million, which was recorded as research and development expense during the three months ended December 31, 2023. As further described below, the Paragon License Agreement was amended and restated by the Amended and Restated License Agreement with Paragon in September 2024.
In January 2024, the Company entered into a letter agreement with Paragon pursuant to which Paragon agreed to continue to perform development activities under the existing Paragon Research Agreement and Paragon License Agreement, which the Company renewed in July 2024. In consideration for the development activities to be conducted by Paragon, the Company will reimburse Paragon for actual development costs incurred and agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. In September 2024, the Company entered into a second amendment to the Paragon Research Agreement to include additional development activities to be performed by Paragon. Under the amended Paragon Research Agreement, the Company will be obligated to make a one-time non-refundable payment of $3.5 million to Paragon following the achievement of certain research and development objectives.
In September 2024, the Company entered into the Amended and Restated License Agreement with Paragon (the “Amended Paragon License Agreement”) which amended and restated the Paragon License Agreement. In connection with the execution of the Amended Paragon License Agreement, the Company paid Paragon a non-refundable fee of $4.0 million in September 2024, which was recorded as research and development expense during the three months ended September 30, 2024. In consideration for rights granted by Paragon, the Company is obligated to make certain future milestone payments of up to $16.0 million on a program-by-program bases upon the achievement of specified clinical or regulatory milestones, with total milestone payments under all programs not to exceed $40.0 million. Additionally, if the Company develops a product utilizing certain intellectual property rights granted to it under the Amended Paragon License Agreement, the Company is obligated to pay Paragon potential additional future development milestone payments of up to $3.1 million and commercial milestone payments of up to $17.0 million with respect to such product. If the Company successfully commercializes any product candidate subject to the Amended Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of such product’s net sales.
During the three and nine months ended September 30, 2024, the Company recorded $7.7 million and $10.9 million, respectively, in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”). During the three and nine months ended September 30, 2023, the Company recorded $1.1 million and $6.5 million, respectively, in research and development costs related to the Paragon Agreements.
The Paragon Agreements are considered related party transactions because Fairmount beneficially owns more than 5% of the Company’s capital stock and has two seats on the Company’s board of directors, and beneficially owns more than 5% of Paragon, which is a joint venture between Fairmount and FairJourney Biologics, and has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.

7. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.
In October 2020, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. In December 2021, the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an investigational new drug (“IND”) application for veligrotug with the FDA. In May 2022, the Company paid a $3.0 million milestone payment to ImmunoGen related to the first patient dosed in the clinical trial for veligrotug. In December 2022, the Company recorded $10.0 million as research and development expense related to a milestone owed to ImmunoGen related to the first patient dosed in a pivotal clinical trial for veligrotug, amount which was paid in January 2023. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition.
Development and License Agreement with Enable Injections
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to (i) develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and (ii) make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, the Company granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In consideration for the rights granted by Enable, the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million in January 2023. This amount is included in research and development expense during the nine months ended September 30, 2023 in the accompanying condensed consolidated statement of operations and comprehensive loss.
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
Contingent Value Rights Agreement
In accordance with the merger agreement with miRagen Therapeutics, Inc. (“miRagen”), on November 4, 2020, the Company entered into a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of the Company’s common stock as of November 6, 2020, other than former stockholders of the private entity Viridian Therapeutics, Inc. (which merged with miRagen), received one contingent value right (a “CVR”) for each share of Company common stock held by such holder on that date. Under the CVR Agreement, holders of CVRs would have been entitled to receive a portion of the net proceeds for any dispositions of certain legacy miRagen assets consummated through December 31, 2021. As of December 31, 2021, the disposition period had expired. There were no dispositions of any such legacy assets prior to that time and, accordingly, there will be no payments made under the CVR Agreement. The CVR Agreement expires on November 4, 2025.
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
In September 2024, the Company entered into a new, multi-year lease agreement for its Colorado-based office and lab space (the “New Colorado Lease”). Under ASC 842, the New Colorado Lease was treated as a lease modification representing an extension of the lease term for a reduced portion of the space currently in use under the existing Colorado Lease. As of the effective date, the Company recorded a $0.3 million increase in the right-of-use asset and corresponding lease liability for the extension of the lease term. The remaining space under the Colorado Lease will terminate at the original maturity date of December 31, 2024. The New Colorado Lease provides for annual base rent of approximately $0.1 million during the lease term. The Company is also obligated to pay the landlord certain costs, taxes, and operating expenses. The New Colorado Lease is set to expire in December 2026.
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
In September 2024, the Company entered into a Fifth Amendment of the Massachusetts Lease (the “Fifth Amendment”) to lease an additional 2,788 square feet of office space in the same building. The Fifth Amendment provides for additional annual base rent of approximately $0.1 million for the additional office space and includes annual base rent escalation clauses during the lease term. The Fifth Amendment was treated as a lease modification accounted for as a separate contract and the Company recorded a new right-of-use asset and corresponding lease liability of approximately $0.5 million related to the Fifth Amendment on the lease commencement date.
Future lease payments under noncancellable leases as of September 30, 2024 are as follows:

(in thousands)
2024 (remainder)	273
2025	723
2026	748
2027	613
2028	627
2029	370
Total future minimum lease payments	3,354
Less: imputed interest	(603)
Total	$2,751
As of September 30, 2024, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $2.2 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.8 million for the three and nine months ended September 30,

2024, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023.
The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease, which were $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 and 2023, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.
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
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. No shares were sold under the September 2022 ATM Agreement during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent. No shares were sold under the September 2022 ATM Agreement during the nine months ended September 30, 2023.
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
Public Offerings
In January 2024, the Company entered into an underwriting agreement with Jefferies and Leerink Partners LLC relating to the offer and sale (the “January 2024 Public Offering”) of 7,142,858 shares of the Company’s common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to the Company from the January 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In September 2024, the Company entered into an underwriting agreement with Jefferies, Goldman Sachs & Co. LLC and Stifel, Nicolaus & Company, Incorporated related to the offer and sale (the “September 2024 Public Offering”) of 12,466,600 shares of the Company’s common stock, which included 1,800,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $18.75 per share, and 20,000 shares of the Company’s Series B Preferred Stock at a price per share of $1,250.0625 per share. The aggregate gross proceeds to the Company from the September 2024 Public Offering, including the exercise of the option, were approximately $258.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
As of September 30, 2024 and December 31, 2023, there were 134,864 and 172,435 shares of Series A Preferred Stock outstanding, respectively. During the nine months ended September 30, 2024, 37,571 shares of Series A Preferred Stock were converted into 2,504,855 shares of common stock.
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
As of September 30, 2024 and December 31, 2023, there were 145,160 and 143,522 shares of Series B Preferred Stock outstanding, respectively. During the nine months ended September 30, 2024, 18,362 of Series B Preferred Stock were converted into 1,224,193 shares of common stock.
9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at September 30, 2024	Remaining Contractual Life at September 30, 2024 (No. Years)
	September 30, 2024	December 31, 2023
Liability-classified warrants
Issued April 2017	781	781	$127.95	0.58

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.02	5.98
Issued February 2020 (2)	218,050	218,050	$14.44	0.37
Issued November 2017	1,606	1,606	$0.69	0.12
Subtotal	249,102	249,102	$15.15
Total warrants	249,883	249,883	$15.51
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2024 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2023	249,883	$15.51
Exercised	—	$—
Outstanding at September 30, 2024	249,883	$15.51

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
As of September 30, 2024, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	5,663,625	—
2020 Plan	—	125,396	—
2016 Plan	514,540	5,563,042	4,639,444
2008 Plan	—	24	—
Total	514,540	11,352,087	4,639,444
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a 4-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2023	804,947	$15.82
Granted	5,428	$18.85
Vested	(19,115)	$35.40
Forfeited	(276,720)	$16.33
Nonvested, September 30, 2024	514,540	$14.85
Stock Options
Options granted under the Equity Incentive Plans and the Inducement Awards have an exercise price equal to the market value of the common stock at the date of grant and expire 10 years from the date of grant. Options generally vest 25% on the first anniversary of the vesting commencement date and 75% ratably in equal monthly installments over the remaining 36 months or in equal monthly or quarterly amounts over periods of up to 48 months.
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	11,533,484	$19.68	8.50	$54,772
Granted	2,996,156	$15.08
Exercised	(232,006)	$9.31
Forfeited or expired	(2,945,547)	$22.58
Outstanding as of September 30, 2024	11,352,087	$17.93	8.05	$68,434
Vested and expected to vest as of September 30, 2024	11,352,087	$17.93	8.05	$68,434
Exercisable as of September 30, 2024	3,324,526	$21.66	5.39	$9,890
Vested as of September 30, 2024	3,324,526	$21.66	5.39	$9,890
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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $10.83 and $23.19, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term, in years	5.11	5.57
Expected volatility	88.8%	90.8%
Risk-free interest rate	4.3%	3.8%
Expected dividend yield	—%	—%
Weighted average exercise price	$15.08	$31.07
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. As of September 30, 2024, the Company had 1,187,109 shares available for issuance, and 102,426 cumulative shares had been issued under the ESPP.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$4,673	$4,003	$17,142	$11,671
General and administrative	4,047	9,603	16,033	29,453
Total share-based compensation expense	$8,720	$13,606	$33,175	$41,124
During the nine months ended September 30, 2024, the Company recorded an additional $4.6 million in share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $0.3 million related to the modification of the terms of options outstanding at the time of termination for one executive which would have otherwise forfeited. The Company also recorded $2.0 million in share-based compensation related to the accounting for a modification of the equity awards to extend the post-termination exercise period of certain vested stock options for a former executive.
During the nine months ended September 30, 2023, the Company recorded an additional $9.1 million in share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $1.6 million related to the modification of the terms of options outstanding at the time of termination for one executive which would have otherwise forfeited.
As of September 30, 2024, the Company had $87.1 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.95 years. As of September 30, 2024, the Company had $5.9 million of total unrecognized share-

based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.03 years.
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
Potentially dilutive securities include the following:

	September 30,
	2024	2023
Series A Preferred Stock (as converted to shares of common stock)	8,991,383	11,496,241
Series B Preferred Stock (as converted to shares of common stock)	9,677,817	3,414,171
Options to purchase common stock	11,352,087	8,261,261
Warrants to purchase common stock	249,883	249,883
Restricted stock units	514,540	338,875
Total	30,785,710	23,760,431

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
Overview and Recent Developments
We are a biopharmaceutical company focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. We target disease areas where marketed therapies often leave room for improvements in efficacy, safety, and/or dosing convenience. We believe that first-generation medicines rarely represent optimal solutions, especially in rare disease areas, and that there is potential to develop differentiated, best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, expanded market access, and augmented market competition. Our business model is designed to identify and evaluate product opportunities in disease areas where trial data establishes proof-of-concept for a drug target in the clinic, but the competitive evolution of the product life cycle management and number of entrants appears incomplete. We intend to prioritize indications where a fast-follower and a potentially differentiated drug candidate, or overall product profile, could create significant medical benefit for patients. We are engineering product candidates to address unmet medical needs for patients and further advance drug innovation.
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
We are developing two product candidates, veligrotug (formerly known as VRDN-001) for intravenous and VRDN-003 for subcutaneous administration, to treat patients who suffer from TED. Our most advanced program, veligrotug, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro preclinical data, we showed that veligrotug is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. We also conducted phase 1/2 clinical trials of veligrotug in patients with active or chronic TED. In the active TED portion of the phase 1/2 clinical trials, data reported from all three dose cohorts of veligrotug (n=21) showed significant and rapid improvement in both the signs and symptoms of TED after two infusions of veligrotug compared to placebo. Across all veligrotug treated patients in the active TED trial, 71% were proptosis responders, 67% were overall responders, 62% achieved a CAS of 0 or 1, and 54% had complete resolution of their diplopia. In the chronic TED portion of the phase 1/2 clinical trials, data reported from both dose cohorts of veligrotug (n=12) showed significant and rapid improvement in the signs and symptoms of TED after two infusions of veligrotug compared to placebo. Across all veligrotug treated patients in the chronic TED trial, 42% were proptosis responders, 40% achieved a CAS of 0 or 1, and no patients had complete resolution of their diplopia. In the phase 1/2 clinical trials of both active and chronic TED, veligrotug had a favorable safety profile and was well-tolerated by all patients treated in all dose cohorts.
We are conducting a global pivotal program for veligrotug, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. On September 10, 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved all primary and secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related SAEs. Veligrotug additionally showed a rapid onset of action, with the majority (53%) of veligrotug-treated patients achieving a proptosis response after just one infusion, or three weeks after start of therapy. We completed enrollment of THRIVE-2 in July 2024, and expect to announce topline data for this study by the end of 2024. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. In addition, to meet the 300 patient standard safety database requirements for the veligrotug biologics license application (“BLA”), we are actively enrolling patients into our STRIVE clinical trial. STRIVE is a global study of veligrotug in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also enrolling patients in the open label extension study for non-responding patients in THRIVE and THRIVE-2. We anticipate filing a BLA for veligrotug in the second half of 2025.
In addition to our veligrotug IV program, in December 2023 we selected VRDN-003 as our subcutaneous product candidate for pivotal development in TED following positive data in a phase 1 clinical trial in healthy volunteers. We believe VRDN-003 has the potential to be the best-in-class subcutaneous anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients. VRDN-003 has the same binding domain as veligrotug, and was engineered to have a longer half-

life. VRDN-003 is designed to be a low-volume, self-administered, infrequently dosed subcutaneous IGF-1R for TED, which we plan to launch commercially with an auto-injector.
The VRDN-003 phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Because of the healthy volunteer data and the similarities between the veligrotug and VRDN-003 antibodies, we expect VRDN-003 to have similar clinical responses at the exposure levels of veligrotug that led to robust clinical activity in its clinical trials to date in TED. Further, pharmacokinetic modeling of VRDN-003 based on the healthy volunteer data predicted that exposure levels of VRDN-003 could be achieved that are equivalent to exposure levels of veligrotug that produced clinically meaningful results with multiple dosing regimens of VRDN-003, i.e., subcutaneous injection every two, four, or eight weeks. We are advancing our VRDN-003 program, including the initiation of two global phase 3 clinical trials for VRDN-003 in August 2024: REVEAL-1 and REVEAL-2 in active and chronic TED, respectively. Both studies will evaluate subcutaneous VRDN-003 administered every four weeks or every eight weeks and will assess outcomes versus placebo. We also anticipate that the program will include a safety study to complete a 300 patient standard safety database (to include patients from the REVEAL-1 and REVEAL-2 trials), and we expect that it will also include the required development to have an auto-injector device available at the time of commercial launch, if approved. We anticipate topline data for REVEAL-1 and REVEAL-2 in the first half of 2026, and we anticipate submitting a BLA for VRDN-003 for the treatment of TED by the end of 2026.
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
VRDN-006 is a FcRn-targeting Fc fragment, and in non-human primate studies, demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in LDL levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head non-human primate studies, VRDN-006 demonstrated comparable potency and IgG reductions to efgartigimod, which is the current standard of care in FcRn inhibition, as well as a similar safety profile. We plan to file an IND for VRDN-006 by the end of 2024 and expect healthy volunteer data for VRDN-006 in the second half of 2025. VRDN-008 is a novel, potential first-in-class FcRn inhibitor that aims to pair IgG suppression with extended half-life technology, potentially enabling deeper and more durable suppression of IgG than existing anti-FcRn therapies. Both molecules are designed to be convenient, self-administered, subcutaneous products.
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
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K during the nine months ended September 30, 2024. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Collaboration revenue - related party	$86	$72	$14
Research and development expenses	69,158	30,385	38,773
General and administrative expenses	14,408	20,911	(6,503)
Other income, net	6,791	3,564	3,227
Revenue
Revenue for both the three months ended September 30, 2024 and 2023 was attributable to our collaboration agreement with Zenas BioPharma.
Research and Development Expenses
Research and development expenses were $69.2 million during the three months ended September 30, 2024, compared to $30.4 million during the three months ended September 30, 2023. The $38.8 million increase in research and development expenses is primarily attributable to the following:
•$17.4 million increase in clinical trial costs mainly due to expenses associated with our ongoing THRIVE and THRIVE-2 clinical trials;
•$10.6 million increase in chemistry, manufacturing and controls costs to support our ongoing and planned clinical trials;
•$3.3 million increase in milestone, license and option fees due to the $4.0 million upfront payment to Paragon for an exclusive license agreement during the three months ended September 30, 2024;
•$4.3 million increase in preclinical research costs to advance our FcRn inhibitor portfolio; and
•$2.9 million increase in personnel related costs, due primarily to increased headcount to support our ongoing research and development efforts, including share-based compensation and other employee compensation and recruiting costs.
We expect our research and development expenses to increase as we continue to advance our clinical and preclinical programs.

General and Administrative Expenses
General and administrative expenses were $14.4 million during the three months ended September 30, 2024, compared to $20.9 million during the three months ended September 30, 2023. The $6.5 million decrease in general and administrative expenses is primarily attributable to a $7.1 million decrease in personnel-related costs, primarily due to a decrease in headcount and a decrease in share-based compensation and other employee compensation and recruiting costs. This decrease is partially offset by a $0.7 million increase in market research and other professional services fees.
Other Income, net
Other income, net was $6.8 million during the three months ended September 30, 2024 compared to $3.6 million during the three months ended September 30, 2023. Other income, net for the three months ended September 30, 2024 is comprised of $7.5 million of interest income earned on short-term investments, $0.2 million gain on investment as well as $0.1 million of sub-lease income, offset by $0.5 million in interest expense related to our Hercules Loan and Security Agreement and $0.4 million loss on disposal of equipment. Other income, net for the three months ended September 30, 2023 is comprised of $4.1 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, partially offset by $0.4 million in interest expense related to our Hercules Loan and Security Agreement and a $0.2 million loss on debt extinguishment related to the Hercules Amendment. The increase in interest income, as compared to prior year, is primarily attributable to higher average short-term investment balances during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Collaboration revenue - related party	$230	$242	$(12)
Research and development expenses	166,294	121,208	45,086
General and administrative expenses	45,499	62,006	(16,507)
Other income, net	21,339	12,098	9,241
Revenue
Revenue for both the nine months ended September 30, 2024 and 2023 was attributable to our collaboration agreement with Zenas BioPharma.
Research and development expenses were $166.3 million during the nine months ended September 30, 2024, compared to $121.2 million during the nine months ended September 30, 2023. The $45.1 million increase in research and development expenses is primarily attributable to the following:
•$37.6 million increase in clinical trial costs mainly due to expenses associated with our ongoing THRIVE and THRIVE-2 clinical trials;
•$8.5 million increase in chemistry, manufacturing and controls costs to support our ongoing and planned clinical trials;

•$4.2 million increase in severance costs primarily related to separation agreements with former executive officers, including a $3.2 million increase in share-based compensation related to the acceleration of stock option vesting during the nine months ended September 30, 2024;
•$8.1 million increase in personnel related costs, due primarily to increase in headcount to support our ongoing research and development efforts, including increased share-based compensation and other employee compensation and recruiting costs;
•$2.4 million increase in professional service fees for consultants and contractors to support ongoing programs; and
•$0.9 million increase in preclinical research costs to advance our FcRn inhibitor portfolio.
These increases are partially offset by a $16.7 million decrease in milestone, license and option fees as a result of the $15.0 million upfront payment for development of subcutaneous delivery systems and the $5.7 million upfront payment for an exclusive license and collaboration agreement incurred during the nine months ended September 30, 2023, offset by the $4.0 million upfront payment to Paragon for an exclusive license agreement during the nine months ended September 30, 2024.
We expect our research and development expenses to increase as we continue to advance our clinical and preclinical programs.
General and Administrative Expenses
General and administrative expenses were $45.5 million during the nine months ended September 30, 2024, compared to $62.0 million during the nine months ended September 30, 2023. The $16.5 million decrease in general and administrative expenses is primarily attributable to the following:
•$8.2 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $5.7 million decrease in share-based compensation related to the modification and acceleration of stock option vesting for former executives. Share-based compensation costs for the nine months ended September 30, 2024 included $3.4 million in costs related to the modification and acceleration of vesting for former executive officers as compared to $9.1 million for the nine months ended September 30, 2023; and
•$8.8 million decrease in personnel-related costs, primarily due to a decrease in headcount and a decrease in share-based compensation and other employee compensation and recruiting costs.
These decreases were partially offset by a $0.9 million increase in consulting and other professional services fees.
Other Income, net
Other income, net was $21.3 million during the nine months ended September 30, 2024 compared to $12.1 million during the nine months ended September 30, 2023. Other income, net for the nine months ended September 30, 2024 is comprised of $23.1 million of interest income earned on cash equivalents and short-term investments, $0.2 million gain on investment as well as $0.3 million of sub-lease income, offset by $1.7 million in interest expense related to our Hercules Loan and Security Agreement and $0.4 million loss on disposal of equipment. Other income, net for the nine months ended September 30, 2023 is comprised of $12.8 million of interest income earned on cash equivalents and short-term investments as well as $0.2 million of sub-lease income, partially offset by $0.8 million in interest expense related to our Hercules Loan and Security Agreement and a $0.2 million loss on debt extinguishment related to the Hercules Amendment. The increase in interest income, as compared to prior year, is primarily attributable to higher average cash equivalent and short-term investment balances during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Preferred Stock, our Series B Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of September 30, 2024, we had $753.2 million in cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan described above, into the second half of 2027. In addition, as of September 30, 2024, the Company has access to additional undrawn funds under the Hercules Amended Term Loan, as described below.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2024, we have generated an accumulated deficit of $916.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 and Note 7 to our condensed consolidated financial statements included elsewhere in this report.
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
Loan and Security Agreement with Hercules Capital, Inc.
On April 1, 2022, we entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), including an initial tranche of $25.0 million, which was available through June 15, 2023.
Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon the achievement of a development milestone in August 2022. We were required to repay the Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, we were required to pay an end-of-term fee equal to 6% of the principal amount of funded Term Loan Advances (as defined in the Hercules Loan and Security Agreement) at maturity, which were being accreted as additional interest expense over the term of the loan.
In August 2023, we executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”).The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. We recognized a loss on debt extinguishment of $0.2 million in August 2023 related to unamortized debt discount and debt issuance costs.
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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2024 was 8.95%.
Per the terms of the Hercules Amendment, we were originally obligated to make interest-only payments through April 1, 2025. Upon achievement of certain development milestones related to our topline results for our phase 3 THRIVE trial in September 2024, the interest-only period was extended to October 1, 2025. If additional development milestones are met, the interest-only period will be further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.
Public Offerings
In January 2024, we entered into an underwriting agreement with Jefferies LLC (“Jefferies”) and Leerink Partners LLC relating to the offer and sale (the “January 2024 Public Offering”) of 7,142,858 shares of our common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to us from the January 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
In September 2024, we entered into an underwriting agreement with Jefferies, Goldman Sachs & Co. LLC and Stifel, Nicolaus & Company, Incorporated related to the offer and sale (the “September 2024 Public Offering”) of 12,466,600 shares of our common stock, which includes 1,800,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $18.75 per share, and 20,000 shares of our Series B Preferred Stock at a price per share of $1,250.0625 per share. The aggregate gross proceeds to us from the September 2024 Public Offering, including the exercise of the option, were approximately $258.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
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
ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. During the nine months ended September 30, 2024, we sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent. During the three months ended September 30, 2024, there were no sales under the September 2022 ATM Agreement.

Summarized cash flows for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(158,987)	$(146,170)	$(12,817)
Investing activities	(165,736)	75,459	(241,195)
Financing activities	422,213	26,729	395,484
Net increase (decrease) in cash and cash equivalents	$97,490	$(43,982)	$141,472
Operating Activities
Net cash used in operating activities was $159.0 million for the nine months ended September 30, 2024, and primarily consisted of our net loss of $190.2 million, adjusted for non-cash items of $22.1 million (primarily share-based compensation of $33.2 million, offset by the accretion and amortization of premiums and discounts on available-for-sale securities of $12.4 million), and changes in working capital of $9.1 million. The change in working capital was primarily related to a net increase of $14.6 million in accounts payable and accrued and other liabilities, partially offset by an increase of $5.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $146.2 million for the nine months ended September 30, 2023, and primarily consisted of a net loss of $170.9 million, adjusted for non-cash items of $39.7 million (primarily share-based compensation of $41.1 million) and changes in working capital of $15.0 million. The change in working capital was primarily related to a net decrease of $10.3 million in accounts payable and accrued and other liabilities and an increase of $4.5 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash used in investing activities was $165.7 million during the nine months ended September 30, 2024, and consisted primarily of $165.3 million in net purchases of short-term investments and $0.4 million in purchases of property and equipment.
Net cash provided by investing activities was $75.5 million during the nine months ended September 30, 2023, and consisted primarily of $76.3 million in net maturities of short-term investments, offset by $0.9 million in purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $422.2 million during the nine months ended September 30, 2024, and consisted of primarily of net proceeds of $419.4 million from the January 2024 Public Offering, September 2024 Public Offering and the September 2022 ATM Agreement, as well as $2.2 million in proceeds from the exercise of stock options and $0.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $26.7 million during the nine months ended September 30, 2023, and consisted primarily of $14.5 million in net proceeds from the Hercules Amendment, as well as $9.8 million in proceeds from the exercise of stock options, $1.9 million in proceeds from the exercise of warrants and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the nine months ended September 30, 2024, when compared to the disclosures in Item 7A of our 2023 Annual Report on Form 10-K.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2024 and 2023, our net loss was $190.2 million and $170.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $916.1 million and cash, cash equivalents, and short-term investments of $753.2 million.
We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations, including our clinical development plan, and enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We will need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts and macroeconomic conditions affecting our business and industry.
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
If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to establish and maintain a commercial supply chain in each market, achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Additionally, patients and physicians may not use our products as intended, if approved, which could impact the pricing and reimbursement of our products.
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
•establish a sales, marketing, and supply chain and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
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

If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
As of September 30, 2024, we had $753.2 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our operations, including our clinical development plan, into the second half of 2027. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, obtain the regulatory and marketing approvals, and build and maintain a commercial supply chain necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

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
•establishing and maintaining a commercial supply chain for our product candidates in the countries or regions in which we obtain regulatory approval for them, including receipt and maintenance of necessary licenses, permits, or similar permissions, either directly or with a collaborator or distributor;
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
•delays in or inability to recruit a sufficient number of eligible patients and/or subjects in our clinical trials;
•failure by clinical sites, CROs, or other third parties to adhere to clinical trial requirements or to perform their obligations related to the clinical development of our product candidates;
•failure of CMOs, shipping logistics providers or other third parties to deliver necessary clinical material;
•failure by our clinical sites, CROs, or other third parties to perform in accordance with current good clinical practice (“GCP”), current good laboratory practice (“GLP”), current good manufacturing practice (“cGMP”) or other applicable requirements of the FDA or applicable foreign regulatory authorities;
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
We are expecting that that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for veligrotug for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. In August 2024, we initiated a pivotal program for VRDN-003. We may be required to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including veligrotug and VRDN-003. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, amending trial protocols, or requiring us to assess additional parameters related to safety or efficacy. For example, we may make adjustments to the VRDN-003 clinical trial designs as a result of the veligrotug data. These additional requirements or steps could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
The FDA or other regulatory authorities may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or non-compliance with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions, for example, under a Risk Evaluation Mitigation Strategy (“REMS”) program. Other potential consequences include, among other things:
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
In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety, efficacy and quality, and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions, even if we were to receive approval in the United States.
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
We are or may develop our product candidates in areas with existing investigational and/or approved products where such products may have known risk profiles. Undesirable side effects caused by our product candidates, or other product candidates, including in the TED space, could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Such side effects additionally may result in a delay or denial of regulatory approval by the FDA, EMA, or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in restrictive drug labeling. For example, hearing impairment observed in Tepezza®, or other negative side effects of other IGF-1R antagonists in development, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in restrictive drug labeling, if approved.
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
Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, such as drugs that utilize delivery systems like auto-injectors or prefilled syringes, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products” in our 2023 Annual Report on Form 10-K.
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
Clinical trials by their nature utilize a sample of the potential patient population. But, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. If such safety problems occur or are identified after our product candidates reach the market, the FDA or other regulatory authorities may require that we amend the labeling of the product, implement a REMS, recall the product, conduct a post-approval study or studies, implement surveillance measures, or may even withdraw approval for the product. Later discovered undesirable side effects could further result in reduced market acceptance and utilization of our product or potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations and prospects.
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
From time to time, we publish preliminary data from our clinical trials. On December 18, 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of VRDN-003 as our lead subcutaneous product candidate for TED. Based on the comparable pharmacology of VRDN-003 to veligrotug, we believe VRDN-003 has the potential to maintain the clinical response of veligrotug while significantly increasing patient convenience. However, we have just initiated clinical trials of VRDN-003 in patients with TED in August of 2024, and results of any clinical trials conducted in TED patients with VRDN-003 may not demonstrate safety or efficacy comparable to veligrotug or at all.
On September 10, 2024, we announced topline data from the phase 3 THRIVE trial of veligrotug in patients with active TED. While THRIVE met all primary and secondary endpoints at 15 weeks, this data may not be fully reflective of the final results for the THRIVE trial. These THRIVE topline results may also not be reflective of our phase 3 THRIVE-2 trial, for which topline results are expected by year end 2024. If clinical data from the THRIVE-2 trial are not positive or favorable, it could negatively impact or alter the development of veligrotug and could materially harm our business prospects. If clinical data from the veligrotug trials are not positive or favorable, it could negatively impact or alter the development of VRDN-003 and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our VRDN-003 product candidate could negatively impact veligrotug and could materially harm our business prospects.
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our phase 1 study in healthy volunteers, the data for veligrotug from our ongoing trials, and topline data may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. This creates a risk that the final results could be materially different from the preliminary results reported, including those reported to date. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.

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
Identifying and enrolling patients or subjects to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients or subjects to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Our current or future clinical trials may face increased competition for and difficulty recruiting eligible patients for enrollment, for example, as a result of additional therapies for TED being tested in clinical trials or the availability of approved therapies. In addition, our enrollment has been, and may in the future be, delayed due to supply chain delays and difficulties in site activation. Delays in enrollment may delay the generation of clinical data and the completion of our clinical trials.
The eligibility criteria of our clinical trials may further limit the available eligible trial participants, as we expect to require that patients or subjects have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. We may not be able to identify, recruit, enroll and maintain a sufficient number of patients or subjects to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the option for patients to choose alternate existing approved therapies and the willingness of physicians to participate in our planned clinical trials. Additional factors outside our control, such as pandemics or other public health crises, may also impact our ability to enroll patients in our planned clinical trials. If patients or subjects are unwilling or unable to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor, and manage preclinical and clinical programs. Adding or changing CROs for our clinical programs carries implementation risk and may delay advancement of our clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP regulations. While we believe that we have made significant progress in remediating these deficiencies, we cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Any non-compliance with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may prevent approval or require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and delay the regulatory submission and/or approval process.
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
Our manufacturing processes are complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or commercialization, if approved.
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, administering the product to patients, manufacturing issues, or different product characteristics resulting from changing a manufacturer, changing a manufacturing location, the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be combination products. In particular, we anticipate using an autoinjector device in connection with our product candidate VRDN-003. Combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
Even minor variations in starting reagents and materials, deviations from normal manufacturing processes, changing a manufacturer, or changing a manufacturing location could result in reduced production yields, product shortages, product defects, manufacturing failure, changes in product characteristics and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties, or could harm our reputation and that of our product candidates.
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
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, including Chinese manufacturers WuXi Biologics and WuXi AppTec, for drug substance and drug product, and other third parties for devices and device components. If we are unable to source these supplies on a timely basis, at sufficient quantities, or at acceptable quality or prices, establish longer-term contracts with our suppliers, or if our third party manufacturers fail to comply with applicable regulatory requirements, the development and, if approved, commercialization of our product candidates could be stopped, delayed, or made less profitable.
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
•Contract manufacturers may not be able to execute our manufacturing process or procedures appropriately.
•Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our commercial products, if approved.
•Our reliance on single-sourced manufacturing with one CMO increases the risk that any problems or delays with that CMO could materially, negatively affect the development of our product candidates, or their commercialization, if approved.
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, applicable foreign regulatory authorities and some state agencies to ensure strict compliance with current good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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
•Foreign third-party manufacturers may be subject to U.S. legislation, regulatory actions, or investigations, including the proposed BIOSECURE Act, trade restrictions and other U.S. or foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay clinical trials, delay commercial launch, affect the ability to transfer to different manufacturers or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies.
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
As we currently rely upon single suppliers for the development and manufacture of our product candidates, we are taking steps to build redundancy into our supply chain. In connection with those efforts, we are currently evaluating options and taking steps to establish the development and/or manufacture of our product candidates at new manufacturers. If we encounter any material problems in connection with that process, we may be delayed in the development or commercialization of our product candidates, including veligrotug, and our business could be harmed.
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
We currently rely on the Chinese contract research, development and manufacturing organizations (“CDMOs”) WuXi AppTec (Hong Kong) Limited and WuXi Biologics (Hong Kong) Limited (together, “WuXi”) and other foreign CDMOs, to develop and manufacture our product candidates, and will likely continue to rely on them in the future. There has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, which has been passed by the U.S. House of Representatives and is pending before the U.S. Senate. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. Although the proposed Act has not been enacted and thus is subject to change through the legislative process, a version of the Act passed by the U.S. House of Representatives defines a “biotechnology company of concern” to include WuXi Biologics and WuXi AppTec. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with WuXi (or any other China-based service provider determined to be “biotechnology companies of concern”) and accelerate the transition of these services to alternative companies or continue to engage redundant suppliers for the U.S. market. Additionally, the legislation could adversely impact WuXi’s operations or financial position which, in turn, could impact their ability to perform under our agreements with it. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.
In addition, these entities may be subject to other U.S. legislation, sanctions, investigations, regulations, trade restrictions, regulatory actions, or ex-U.S. legislation, regulatory actions or requirements that could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.
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
Furthermore, the biopharmaceutical industry in China is strictly regulated by the Chinese government, including Chinese collaborators and service providers such as CROs and CDMOs. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may adversely impact or have a material adverse effect on us or on our collaborators or in China. Such changes may also adversely impact the management of data generated in China, the availability of data generated with Chinese collaborators or in studies in China and the availability of data or records generated by service providers, which could have an adverse effect on our business, the development of our product candidates, our financial condition, results of operations and business prospects. In addition, it may be difficult or impossible to obtain certain source documentation from Chinese entities, which may adversely affect our business where such source documentation is required.
Evolving changes in China’s economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the U.S. and the U.K., could also negatively impact our ability to use Chinese companies to manufacture our product candidates for our clinical trials or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies, which could cause us to delay our clinical development programs or adversely affect our financial condition.
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
We are dependent on intellectual property licensed from third parties. We may not be successful in meeting our obligations under our existing license agreements necessary to maintain our product candidate licenses in effect. In addition, if required in order to commercialize our product candidates, we may be unsuccessful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
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
If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business, which would harm our business.
We are a party to intellectual property licenses and supply agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payments, royalties, purchasing, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture, or market products covered by the license or subject to supply commitments. Further, these agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. If material disputes with respect to these agreements prevent or impair our ability to maintain our current arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property or supply our needs, we may be unable to successfully develop and commercialize the affected product candidates. Any material disputes with our licensors or suppliers or any termination of the agreements on which we depend could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
We expect the product candidates we develop will be regulated as biologics, and they may be subject to competition from biosimilar and interchangeable biological products.

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
We are no longer pursuing orphan drug designation for veligrotug for thyroid eye disease in the U.S., but we may seek orphan drug designation for veligrotug in other indications and/or territories and for our other product candidates in various indications and/or territories.
Even if we obtain orphan drug designation for any of our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Exclusive marketing rights in the United States also may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties still can be approved for the same condition even with an orphan drug designation. Additionally, even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
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
We may seek accelerated approval for our product candidates. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such confirmatory studies be underway prior to approval for a product granted accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We will be required to report adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. Other regulatory authorities outside of the United States may have similar requirements. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval. We and any of our suppliers or collaborators, including our CDMOs, would be subject to periodic inspections by the FDA, EMA, and, as applicable, comparable foreign regulatory authorities to monitor compliance with cGMPs and other FDA, EMA, and, as applicable, any comparable foreign regulatory requirements. Application holders must further notify the FDA, and any comparable foreign regulatory authorities, as applicable, and depending on the nature of the change, obtain FDA pre-approval or pre-approval from other comparable foreign regulatory authorities, as applicable, for product and manufacturing changes.
We must comply with requirements concerning advertising and promotion for any product candidates for which we seek or obtain marketing approval. Promotional communications with respect to drugs and biologics are subject to a variety of legal and regulatory restrictions by the FDA and comparable foreign regulatory authorities. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, and our business, financial condition, results of operations, prospects and reputation may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.
Any government investigation or enforcement action concerning alleged violations of law, including with respect to promotional requirements, would be expected to require us to expend significant time and resources in response and could result in significant liability, including civil and administrative remedies as well as criminal sanctions and fines. Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters. Any non-compliance with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products, and the value of the company and our operating results would be adversely affected.
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, argenx SE (“Argenx”), Immunovant, Inc., Roche Holdings AG, Acelyrin, Inc., Tourmaline Bio, Inc., Lassen Therapeutics and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. If approved, veligrotug and VRDN-003 will also compete against generic medications, such as corticosteroids, and surgical procedures that are prescribed for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Janssen Pharmaceutical Companies of Johnson & Johnson, Immunovant, Inc. and AstraZeneca/Alexion Pharmaceuticals, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
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
Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if veligrotug is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for veligrotug or any other future products to compete with these products.
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
As our development and commercialization plans and strategies develop and our geographical footprint expands, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We may be subject to risks related to litigation and other legal proceedings that may materially adversely affect our business, operating results or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
4.2	Form of Warrant to Purchase Common Stock.	8-K	2/7/2020	4.1
10.1	Fifth Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of September 19, 2024.				x
10.2	Amended and Restated License Agreement by and between Registrant and Paragon Therapeutics, Inc. dated as of September 20, 2024.				x
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Seth Harmon
Seth Harmon
Senior Vice President of Finance and Accounting
(Principal Financial Officer; Principal Accounting Officer)