Form 10-Q
period 2025-03-31
Viridian Therapeutics, Inc.\DE
filed 2025-05-06
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
 Commission File No. 001-36483
 VIRIDIAN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1187261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 Crescent Street, Suite 103A Waltham, MA (Address of principal executive offices)	02453 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 1, 2025, there were 81,592,026 shares of the registrant’s common stock outstanding.

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
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials, including that we expect to receive VRDN-006 proof of concept immunoglobulin G (“IgG”) reduction data in the third quarter of 2025, that we anticipate submitting an Investigational New Drug Application (“IND”) for VRDN-008 by the end of 2025, and that we plan to initiate an auto-injector study of VRDN-003 in 2025;
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
•the timing or likelihood of regulatory filings and approvals, including the anticipated biologics license application (“BLA”) submission for veligrotug in the second half of 2025 and a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) in the first half of 2026, as well as our expectation to seek an accelerated approval pathway and special designations for our product candidates for various diseases;
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
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable, and may be delayed due to factors beyond our control. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$116,215	$99,594
Short-term investments	520,418	617,990
Prepaid expenses and other current assets (including related party of $— and $800 as of March 31, 2025 and December 31, 2024, respectively	20,605	20,877
Total current assets	657,238	738,461
Property and equipment, net	1,162	1,236
Operating lease right-of-use asset	2,092	2,205
Other assets	489	501
Total assets	$660,981	$742,403

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,886	$2,143
Accrued liabilities and other (including related party of $719 and $— as of March 31, 2025 and December 31, 2024, respectively)	29,553	45,443
Current portion of deferred revenue - related party	288	288
Total current liabilities	33,727	47,874
Long-term debt	20,685	20,582
Deferred revenue - related party	212	284
Other liabilities	1,884	2,024
Total liabilities	56,508	70,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 shares issued and outstanding as of March 31, 2025 and December 31, 2024	61,188	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 145,160 shares issued and outstanding as of March 31, 2025 and December 31, 2024	127,697	127,697
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,589,427 and 80,994,046 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	816	810
Additional paid-in capital	1,497,296	1,477,811
Accumulated other comprehensive gain	245	(10)
Accumulated deficit	(1,082,769)	(995,857)
Total stockholders’ equity	604,473	671,639
Total liabilities and stockholders’ equity	$660,981	$742,403

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration revenue - related party	$72	$72

Operating expenses:
Research and development (including related party expenses of $4,528 and $661 during the three months ended March 31, 2025 and 2024, respectively.)	76,835	40,944
General and administrative	17,103	15,025
Total operating expenses	$93,938	$55,969
Loss from operations	(93,866)	(55,897)
Other income (expense):
Interest and other income	7,540	7,942
Interest and other expense	(586)	(587)
Other income, net	6,954	7,355
Net loss	$(86,912)	$(48,542)

Net loss per share, basic and diluted, common stock	$(0.87)	$(0.59)
Weighted-average shares common shares outstanding, basic and diluted	81,344,134	61,099,038

Net loss per share, basic and diluted, Series A convertible preferred stock	$(57.94)	$(39.45)
Weighted-average Series A convertible preferred stock outstanding, basic and diluted	134,864	170,621

Net loss per share, basic and diluted, Series B convertible preferred stock	$(57.94)	$(39.44)
Weighted-average Series B convertible preferred stock outstanding, basic and diluted	145,160	143,522

Comprehensive loss:
Net loss	$(86,912)	$(48,542)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments	255	(705)
Total other comprehensive (loss) income	255	(705)
Total comprehensive loss	$(86,657)	$(49,247)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock, September 2022 ATM, net of issuance costs of $149	—	—	—	—	245,388	3	4,792	—	—	4,795
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock for exercises of stock options	—	—	—	—	185,426	2	2,295	—	—	2,297
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	41,106	—	561	—	—	561
Vesting of restricted stock units	—	—	—	—	8,315	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,220	—	—	10,220
Change in unrealized gain on investments	—	—	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	—	—	(86,912)	(86,912)
Balance as of March 31, 2025	134,864	$61,188	145,160	$127,697	81,589,427	$816	$1,497,296	$245	$(1,082,769)	$604,473

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,912)	$(48,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,220	12,688
Non-cash interest expense and amortization of debt issuance costs	103	123
Depreciation and amortization	117	145
Accretion and amortization of premiums and discounts on available-for-sale securities	(2,320)	(4,663)
Non-cash lease expense	(6)	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	285	(4,474)
Deferred revenue - related party	(72)	(72)
Accounts payable	1,765	482
Accrued and other liabilities	(15,833)	(894)
Net cash used in operating activities	(92,653)	(45,223)
Cash flows from investing activities:
Purchases of short-term investments	(71,243)	(225,609)
Proceeds from maturities of short-term investments	171,391	82,564
Purchase of property and equipment	(86)	—
Net cash (used in) provided by investing activities	100,062	(143,045)
Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to the January 2024 Public Offering	—	150,000
Proceeds from the issuance of common stock, pursuant to the September 2022 ATM Agreement	4,943	36,265
Payments of issuance costs associated with the sale of common stock	(207)	(10,377)
Proceeds from the issuance of common stock upon the exercise of warrants	1,618	—
Proceeds from the issuance of common stock upon the exercise of stock options	2,297	838
Proceeds from the issuance of common stock for cash under employee stock purchase plan	561	356
Net cash provided by financing activities	9,212	177,082
Net increase (decrease) in cash and cash equivalents	16,621	(11,186)
Cash and cash equivalents at beginning of period	99,594	102,827
Cash and cash equivalents at end of period	$116,215	$91,641

Supplemental disclosure of cash flow information
Cash paid for interest	$448	$452
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$6,806
Unpaid common stock issuance costs included in accounts payable and accrued liabilities	$—	$100

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
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through March 31, 2025, the Company has generated an accumulated deficit of $1,082.8 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of March 31, 2025, the Company had approximately $636.6 million in cash, cash equivalents, and short-term investments. In addition, the Company also has access to additional undrawn funds under the Hercules Loan and Security Agreement, as further described in Note 5. Debt. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other future period.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries have no employees or operations. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 3, 2025. The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
Risks and Uncertainties – Global Economic and Political Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
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

Operating Lease Right-of-Use Assets and Liabilities
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities pursuant to the guidance in ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The Company includes the initial lease term in its assessment of a lease arrangement; options to extend a lease are not included in the assessment unless there is a reasonable certainty that the Company will exercise the option to extend. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 7. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs.
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2025 and 2024.
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

The Company’s significant deferred tax assets are for net operating loss carryforwards, capitalized research and development costs, tax credits, accruals and reserves, and capitalized start-up costs. The Company has provided a valuation allowance for its entire net deferred tax assets since inception as, due to its history of operating losses, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized.
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the three months ended March 31, 2025 and 2024.
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
Segment Information
The Company manages its operations as one operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
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
In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the face of the income statement into specific categories. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Money market funds	$105,051	$—	$—	$105,051
U.S. treasury securities	231,546	210	(176)	231,580
U.S. corporate paper and bonds	291,249	313	(102)	291,460
International corporate bond holdings	—	—	—	—
Total	$627,846	$523	$(278)	$628,091

December 31, 2024
Money market funds	$96,058	$—	$—	$96,058
U.S. treasury securities	286,039	196	(320)	285,915
U.S. corporate paper and bonds	326,966	361	(247)	327,080
International corporate bond holdings	4,995	—	—	4,995
Total	$714,058	$557	$(567)	$714,048

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
As of March 31, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three months ended March 31, 2025 and 2024. The Company did not have any sales of short-term investments during the three months ended March 31, 2025 and 2024. The contractual maturity dates of the Company’s investments are all less than 24 months.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Cash equivalents:
Money market funds	$105,051	$—	$—	$105,051
U.S. corporate paper and bonds	—	2,622	—	2,622
Short-term investments:
U.S. treasury securities	19,888	211,692	—	231,580
U.S. corporate paper and bonds	—	288,838	—	288,838
International corporate bond holdings	—	—	—	—
Total cash equivalents and short-term investments	$124,939	$503,152	$—	$628,091

December 31, 2024
Cash equivalents:
Money market funds	$96,058	$—	$—	$96,058
Short-term investments:
U.S. treasury securities	21,692	264,223	—	285,915
U.S. corporate paper and bonds	—	327,080	—	327,080
International corporate bond holdings	—	4,995	—	4,995
Total cash equivalents and short-term investments	$117,750	$596,298	$—	$714,048
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024

	(in thousands)
Accrued outsourced clinical trials and nonclinical studies	$20,490	$30,955
Accrued employee compensation and related taxes	5,096	10,638
Operating lease liability, short-term	536	513
Accrued legal fees and expenses	1,101	1,245
Accrued other professional service fees	1,553	1,078
Value of liability-classified stock purchase warrants	100	100
Accrued interest payable	154	154
Other accrued liabilities	523	760
Total accrued liabilities	$29,553	$45,443

5. DEBT
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the

“Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Company with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), including an initial tranche of $25.0 million, which was available to the Company through June 15, 2023. Upon signing the Hercules Loan and Security Agreement, the Company drew an initial principal amount of $5.0 million (the “initial draw”). The Company was originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon achievement of a development milestone in August 2022.
In August 2023, the Company executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”) to modify certain terms of the agreement and increase the aggregate principal amount of up to $150.0 million. Upon execution of the Hercules Amendment, the Company drew a principal amount of $15.0 million.
Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150.0 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of March 31, 2025 was 8.95%.
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
The total cost of all items (cash interest and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.6 million during the three months ended March 31, 2025 and 2024.
The following table summarizes the components of the Amended Term Loan, on the Company’s condensed consolidated balance sheet at March 31, 2025:

March 31, 2025
(in thousands)
Gross term loan proceeds	$20,000
Accrued end-of-term fee	685
Total debt	$20,685
Less: current portion of long-term debt	—
Long-term debt, net	$20,685
The carrying value of the Amended Term Loan approximates its fair value. Future principal payments, which exclude the end of term fee, in connection with the Amended Term Loan as of March 31, 2025 are as follows (in thousands):

Fiscal Year
2025 (remainder)	$—
2026	20,000
Total	$20,000
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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million of collaboration revenue related to the Zenas Agreements.
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, of which $0.4 million was recorded as research and development expense during the three months ended March 31, 2024 for services performed.

In January 2025, the Company entered into the third amendment to the license agreement (the “Third Amendment”) to modify certain provisions of the Zenas Agreements, including provisions related to future milestones. The change to future milestones did not change the assessment of probability of achievement and it remains not probable that a significant revenue reversal would not occur. The Third Amendment had no effect on the transaction price determined at contract inception and the Company will continue to recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
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
In January 2024, the Company entered into a letter agreement with Paragon pursuant to which Paragon agreed to continue to perform development activities under the existing Paragon Research Agreement and Paragon License Agreement, which the Company renewed in July 2024. In consideration for the development activities to be conducted by Paragon, the Company will reimburse Paragon for actual development costs incurred and agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. In September 2024, the Company entered into a second amendment to the Paragon Research Agreement (“the Amended Paragon Research Agreement”) to include additional development activities to be performed by Paragon. Under the Amended Paragon Research Agreement, the Company made a one-time non-refundable payment of $3.5 million to Paragon, which was recorded as research and development expense during the three months ended March 31, 2025 following the achievement of certain research and development objectives.
In September 2024, the Company entered into the Amended and Restated License Agreement with Paragon (the “Amended Paragon License Agreement”) which amended and restated the Paragon License Agreement. In connection with the execution of the Amended Paragon License Agreement, the Company paid Paragon a non-refundable fee of $4.0 million in September 2024, which was recorded as research and development expense during the three months ended September 30, 2024. In consideration for rights granted by Paragon, the Company is obligated to make certain future milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical and regulatory milestones, with total milestone payments under all programs not to exceed $40.0 million. Upon achievement of a milestone in February 2025, the Company recorded $1.0 million to research and development expense, which will be paid to Paragon in May 2025. Additionally, if the Company develops a product utilizing certain intellectual property rights granted to it under the Amended Paragon License Agreement, the Company is obligated to pay Paragon potential additional future development milestone payments of up to $3.1 million and commercial milestone payments of up to $17.0 million with respect to such product. If the Company successfully commercializes any product candidate subject to the Amended Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of such product’s net sales.
During the three months ended March 31, 2025 and 2024, the Company recorded $4.5 million and $0.7 million, respectively, in research and development costs related to the Amended Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”).
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
7. COMMITMENTS AND CONTINGENCIES
License Agreement with ImmunoGen, Inc.
In October 2020, the Company became party to a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. In December 2021, the Company paid a $2.5 million milestone payment to ImmunoGen upon the submission of an IND application for veligrotug with the FDA. In May 2022, the Company paid a $3.0 million milestone payment to ImmunoGen related to the first patient dosed in the clinical trial for veligrotug. In December 2022, the Company recorded $10.0 million as research and development expense related to a milestone owed to ImmunoGen related to the first patient dosed in a pivotal clinical trial for veligrotug, which was paid in January 2023. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition.
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
Exclusive License and Collaboration Agreement
In May 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, the Company was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by the License, the Company issued 243,902 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.7 million and recorded as research and development expense during the year ended December 31, 2023. Additionally, upon the date when the Company decided to pursue certain studies for the licensed compound under the agreement, the Company was obligated to issue the third-party collaborator the equivalent of $10.0 million in shares of its common stock. The Company was also obligated to make certain future milestones of up to $45.0 million upon the achievement of certain development milestones. Remaining development milestone payments would have been payable in cash. If the Company was successful in commercializing products related to the licensed compound, the Company was also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits. This agreement was terminated on December 30, 2024, and no further financial obligations exist under the Exclusive License and Collaboration Agreement.
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
Massachusetts-based Office Space
The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022, July 2022, April 2024 and September 2024, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Massachusetts Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term.
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
Future lease payments under noncancellable leases as of March 31, 2025 are as follows:

(in thousands)
2025 (remainder)	548
2026	748
2027	613
2028	627
2029	370
2030	—
Total future minimum lease payments	2,906
Less: imputed interest	(486)
Total	$2,420
As of March 31, 2025, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.5 million within accrued liabilities and $1.9 million of long-term lease obligations as other liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2025, the weighted average remaining lease term was 4.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.3%.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million for the three months ended March 31, 2025 and 2024, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss.
The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease, which were $0.1 million for the three months ended March 31, 2025 and 2024. The operating expenses are incurred separately and were not included in the present value of lease payments.
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
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the three months ended March 31, 2025, the Company sold 245,388 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the three months ended March 31, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent.
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three months ended March 31, 2025. In connection with entering the March 2025 ATM Agreement, the September 2022 ATM Agreement described above was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
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

Convertible Preferred Stock
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
As of March 31, 2025 and December 31, 2024, there were 134,864 shares of Series A Convertible Preferred Stock outstanding. No shares of Series A Convertible Preferred Stock were converted into common stock during the three months ended March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, there were 145,160 shares of Series B Convertible Preferred Stock outstanding. No shares of Series B Convertible Preferred Stock were converted into common stock during the three months ended March 31, 2025.

9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at March 31, 2025	Remaining Contractual Life at March 31, 2025 (No. Years)
	March 31, 2025	December 31, 2024
Liability-classified warrants
Issued April 2017	781	781	$127.95	0.08

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	5.48
Issued February 2020 (2)	—	218,050	$—
Subtotal	29,446	247,496	$0.15
Total warrants	30,227	248,277	$3.45
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the three months ended March 31, 2025 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2024	248,277	$14.91
Exercised(1)	(207,492)	$16.50
Expired	(10,558)	$16.50
Outstanding at March 31, 2025	30,227	$3.45

(1)Includes 92,346 warrants that were surrendered in cashless exercises

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
As of March 31, 2025, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,158,917	—
2020 Plan	—	54,076	—
2016 Plan	1,128,506	6,911,066	2,258,071
2008 Plan	—	24	—
Total	1,128,506	14,124,083	2,258,071
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a 4-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2024	314,075	$15.51
Granted	841,178	$14.45
Vested	(8,315)	$33.83
Forfeited	(18,432)	$16.06
Nonvested, March 31, 2025	1,128,506	$14.57
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

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	11,348,519	$18.11	7.85	$37,138
Granted	4,258,077	$15.24
Exercised	(185,426)	$12.39
Forfeited or expired	(1,297,087)	$23.63
Outstanding as of March 31, 2025	14,124,083	$16.81	8.69	$2,285
Vested and expected to vest as of March 31, 2025	14,124,083	$16.81	8.69	$2,285
Exercisable as of March 31, 2025	3,456,329	$19.83	6.87	$673
Vested as of March 31, 2025	3,456,329	$19.83	6.87	$673
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
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $10.53 and $14.43, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term, in years	4.96	5.11
Expected volatility	85.2%	89.5%
Risk-free interest rate	4.0%	4.1%
Expected dividend yield	—%	—%
Weighted average exercise price	$15.24	$20.05
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. As of March 31, 2025, the Company had 51,915 shares available for issuance, and 143,532 cumulative shares had been issued under the ESPP.

Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$5,748	$6,678
General and administrative	4,472	6,010
Total share-based compensation expense	$10,220	$12,688
During the three months ended March 31, 2025 and 2024, the Company recorded $1.6 million and $3.5 million, respectively, of incremental share-based compensation related to the acceleration of vesting for former executive officers.
As of March 31, 2025, the Company had $113.8 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.18 years. As of March 31, 2025, the Company had $15.6 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.57 years.
11. NET LOSS PER SHARE
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
Basic and diluted net loss per share is computed by dividing the allocated net loss to each share class by the weighted-average number of shares outstanding during the period. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per shares when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potential shares common stock would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share of Common Stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(7,814)	$(8,410)	$(70,688)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,344,134
Net loss per share, basic and diluted	$(57.94)	$(57.94)	$(0.87)

	Three Months Ended March 31, 2024
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(6,731)	$(5,661)	$(36,150)
Denominator
Weighted-average shares outstanding	170,621	143,522	61,099,038
Net loss per share, basic and diluted	$(39.45)	$(39.44)	$(0.59)
There are no potentially dilutive securities to Series A Convertible Preferred Stock or Series B Convertible Preferred Stock. Potentially dilutive securities to the Common Stock include the following:

	March 31,
	2025	2024
Series A Preferred Stock (as converted to shares of common stock)	8,991,383	10,496,191
Series B Preferred Stock (as converted to shares of common stock)	9,677,817	9,568,612
Options to purchase common stock	14,124,083	10,319,573
Warrants to purchase common stock	30,227	249,883
Restricted stock units	1,128,506	669,096
Total	33,952,016	31,303,355

12. SEGMENT INFORMATION
The Company manages its operations as one operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s CODM is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Operating expenses are used to monitor budget versus actual results. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets”. All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted. Segment asset information is not used by the CODM to allocate resources.
Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Segment research and development expense (a)	$71,038	$34,213
Segment general and administrative expense (a)	12,564	8,923
Share-based compensation expense (see Note 10)	10,220	12,688
Total operating expenses	93,822	55,824
Other items (b)	(6,910)	(7,282)
Consolidated net loss	$86,912	$48,542
(a) Share-based payment expense of $5,748 and $6,678 related to research and development and $4,472 and $6,010 related to general and administrative have been excluded for the three months ended March 31, 2025 and 2024, respectively, and included within share-based compensation expense.
(b) Other items consist primarily of collaboration revenue, interest income, interest expense and depreciation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025 (“2024 Annual Report on Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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
Our goal is to identify and evaluate product concepts leveraging clinically validated molecular targets using established therapeutic modalities. We prioritize product concepts that are aligned with clinical and commercial hypotheses, which we expect will provide an attractive balance of risk and opportunity, thereby representing a compelling allocation of our resources. We focus on advancing therapeutic proteins that we either in-license or discover internally, incorporating proprietary therapeutic protein and antibody discovery and optimization platforms to advance clinical candidates with unique characteristics. We have built relevant expertise in protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development, commercialization in TED, and development of FcRn therapies.
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
We are developing therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase, followed by a transition to a secondary chronic phase. The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza is marketed in the United States by Horizon Therapeutics plc (“Horizon”), which was acquired by Amgen Inc. (“Amgen”) in October 2023.
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
We are conducting a global pivotal program for veligrotug, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. On September 10, 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved all primary and secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. On December 16, 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved all primary and secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug continued to demonstrate a rapid onset of treatment effect, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. To meet the 300 patient standard safety database requirements for the veligrotug BLA, we are conducting our STRIVE clinical trial (safety database inclusive of patients from the THRIVE and THRIVE-2 trials). STRIVE is a global study of veligrotug in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). In January 2025, we completed enrollment in STRIVE with a total of 231 patients, exceeding the enrollment target of 212 due to patient demand. We have also completed enrollment of the open label extension study for non-responding patients in THRIVE and THRIVE-2. We anticipate submitting a BLA for veligrotug in the second half of 2025 and an MAA to the EMA in the first half of 2026.
In addition to our intravenous veligrotug program, VRDN-003 is our subcutaneous product candidate currently in pivotal clinical studies in TED, which we selected in December 2023 following positive data in a phase 1 clinical trial in healthy volunteers.
The VRDN-003 phase 1 clinical study showed VRDN-003 to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Because of the healthy volunteer data and the similarities between the veligrotug and VRDN-003 antibodies, we selected doses of VRDN-003 that are likely to have similar clinical responses at the exposure levels of veligrotug that demonstrated robust clinical activity in its phase 2 clinical trials in TED, which tested two doses of veligrotug at 3 mg/kg and 10 mg/kg, once every three weeks.
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
•the costs of acquiring, developing, and manufacturing and testing clinical and nonclinical materials, including costs incurred under agreements with contract development and manufacturing organizations (“CDMOs”);
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
We expect that our research and development expenses will increase as we expand our clinical development programs and initiate new clinical trials. The process of conducting clinical trials and nonclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, nonclinical data, competition, manufacturability, and commercial viability of our product candidates.

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
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K during the three months ended March 31, 2025. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in thousands)
Collaboration revenue - related party	$72	$72	$—
Research and development expenses	76,835	40,944	35,891
General and administrative expenses	17,103	15,025	2,078
Other income, net	6,954	7,355	(401)
Revenue
Revenue for both the three months ended March 31, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma.
Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development expenses
TED portfolio	$47,035	$21,271	25,764
FcRn inhibitor portfolio	10,989	2,580	8,409
Other nonclinical and research and development costs	390	411	(21)
Unallocated expenses
Personnel related expense (including share based compensation)	16,466	14,481	1,985
Facility and other operating costs	1,955	2,201	(246)
Total research and development expenses	$76,835	$40,944	$35,891
Direct costs related to the TED portfolio increased by $25.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to:
•$22.9 million increase in clinical trial costs and a $4.0 million increase in chemistry, manufacturing and controls costs to support the ongoing global phase 3 clinical trials for veligrotug and VRDN-003; partially offset by,
•$1.1 million decrease in nonclinical research due to stage of development of the TED portfolio.
Direct costs related to the FcRn inhibitor portfolio increased by $8.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to:
•$2.5 million increase in nonclinical research and early clinical study activity to advance the FcRn inhibitor portfolio;
•$4.5 million increase in milestone, license and option fees, primarily due to a $3.5 million milestone payment to Paragon for achievement of certain research and development objectives for VRDN-008 and a $1.0 million milestone payment to Paragon for achievement of a clinical milestone for VRDN-006; and
•$1.2 million increase in chemistry, manufacturing, and controls costs to support IND-enabling activities for assets across out FcRn inhibitor portfolio.
Personnel-related costs increased by $2.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to:
•$3.1 million increase in personnel related costs, due primarily to increased headcount to support our ongoing research and development efforts, including share-based compensation and other employee compensation and recruiting costs; partially offset by,
•$1.1 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $0.5 million decrease in share-based compensation related to the acceleration of stock option vesting during the three months ending March 31, 2025 compared to the three months ending March 31, 2024.
Facility and other operating costs decreased $0.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a $0.4 million decrease in professional services fees for consultants and contractors, partially offset by a $0.2 million increase in facility and information technology costs to support the growing organization.
We expect our research and development expenses to continue to increase as we continue to advance our clinical and nonclinical programs.

General and Administrative Expenses
General and administrative expenses were $17.1 million during the three months ended March 31, 2025, compared to $15.0 million during the three months ended March 31, 2024. The $2.1 million increase in general and administrative expenses is primarily attributable to the following:
•$1.0 million increase in market research and related costs to prepare for the potential commercialization of veligrotug; and
•$1.3 million increase in legal, accounting and other professional service fees to support the growing organization.
Other Income, net
Other income, net was $7.0 million during the three months ended March 31, 2025 compared to $7.4 million during the three months ended March 31, 2024. Other income, net for the three months ended March 31, 2025 is comprised of $7.5 million of interest income earned on short-term investments, partially offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the three months ended March 31, 2024 is comprised of $7.9 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, partially offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Convertible Preferred Stock, our Series B Convertible Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of March 31, 2025, we had $636.6 million in cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations, including our clinical development plan described above, into the second half of 2027. In addition, as of March 31, 2025, the Company has access to additional undrawn funds under the Hercules Loan and Security Agreement, as described below.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2025, we have generated an accumulated deficit of $1,082.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
Our material cash requirements include obligations as of March 31, 2025, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 and Note 7 to our condensed consolidated financial statements included elsewhere in this report.
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
Loan and Security Agreement with Hercules Capital, Inc.
On April 1, 2022, we entered into the Hercules Loan and Security Agreement among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches (collectively the “Term Loan”), including an initial tranche of $25.0 million, which was available to us through June 15, 2023. Upon signing, we drew an initial principle amount of $5.0 million. Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon the achievement of a development milestone in August 2022.
In August 2023, we executed an amendment to the Hercules Loan and Security Agreement (the “Hercules Amendment”).The Hercules Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment.
Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), available through June 15, 2025. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of March 31, 2025 was 8.95%.
Per the terms of the Hercules Amendment, we were originally obligated to make interest-only payments through April 1, 2025. Upon achievement of certain development milestones related to our topline results for our phase 3 THRIVE trial in September

2024, the interest-only period was extended to October 1, 2025. Upon achievement of certain development milestones related to topline results for our phase 3 THRIVE-2 trial in December 2024, the interest-only period was further extended to April 1, 2026. The Borrower is required to repay the Amended Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2026. In addition, the Borrower is required to pay an end-of-term fee equal to 6% of the principal amount of funded Amended Term Loan advances at maturity, which are being accreted as additional interest expense over the term of the loan.
Public Offerings
In January 2024, we entered into an underwriting agreement with Jefferies and Leerink Partners LLC relating to the offer and sale (the “January 2024 Public Offering”) of 7,142,858 shares of our common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to us from the January 2024 Public Offering were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies received a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2024, the Company sold 3,058,751 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.86 per share, for aggregate net proceeds of approximately $67.7 million, including commissions to Jefferies as a sales agent. During the three months ended March 31, 2025, we sold 245,388 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent.
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three months ended March 31, 2025. In connection with entering the March 2025 ATM Agreement, the September 2022 ATM Agreement described above was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
Summarized cash flows for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(92,653)	$(45,223)	$(47,430)
Investing activities	100,062	(143,045)	243,107
Financing activities	9,212	177,082	(167,870)
Net increase (decrease) in cash and cash equivalents	$16,621	$(11,186)	$27,807

Operating Activities
Net cash used in operating activities was $92.7 million for the three months ended March 31, 2025, and primarily consisted of our net loss of $86.9 million, adjusted for non-cash items of $8.1 million (primarily share-based compensation of $10.2 million, offset by the accretion and amortization of premiums and discounts on available-for-sale securities of $2.3 million), and changes in working capital of $13.9 million. The change in working capital was primarily related to a net decrease of $14.1 million in accounts payable and accrued and other liabilities, partially offset by an decrease of $0.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $45.2 million for the three months ended March 31, 2024, and primarily consisted of a net loss of $48.5 million, adjusted for non-cash items of $8.3 million (primarily share-based compensation of $12.7 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $4.7 million) and changes in working capital of $5.0 million. The change in working capital was primarily related to a net decrease of $0.4 million in accounts payable and accrued and other liabilities and an increase of $4.5 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash provided by investing activities was $100.1 million during the three months ended March 31, 2025, and consisted primarily of $100.1 million in net maturities of short-term investments.
Net cash used in investing activities was $143.0 million during the three months ended March 31, 2024, and consisted primarily of $143.0 million in net purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2025, and consisted of primarily of net proceeds of $4.7 million from the September 2022 ATM Agreement, as well as $2.3 million in proceeds from the exercise of stock options, $1.6 million in proceeds from the exercise of warrants, and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $177.1 million during the three months ended March 31, 2024, and consisted primarily of net proceeds of $175.9 million from the January 2024 Public Offering and the September 2022 ATM Agreement, as well as $0.8 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the three months ended March 31, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report on Form 10-K.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2025 and 2024, our net loss was $86.9 million and $48.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1,082.8 million and cash, cash equivalents, and short-term investments of $636.6 million.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, and the Hercules Loan and Security Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
As of March 31, 2025, we had $636.6 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our operations, including our clinical development plan, into the second half of 2027. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
•addressing any competing products;
•developing, protecting, and enforcing our intellectual property rights, including patents, trade secrets, and know-how;

•our ability to avoid or defend third-party patent infringement claims;
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under our March 2025 ATM Agreement with Jefferies, convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our capital stock by us will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, including under our Hercules Loan and Security Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
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
Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, and other contractors and consultants, could be subject to acts of war, wildfires, earthquakes, power shortages, information technology and telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, governmental actions, medical pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely or may rely in the future on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We expect that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising 300 treated patients (safety database inclusive of THRIVE and THRIVE-2 patients), will support global health authority registration for veligrotug for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also conducting a global pivotal program for VRDN-003. We may be required to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including veligrotug, VRDN-003, and VRDN-006. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, amending trial protocols, or requiring us to assess additional parameters related to safety or efficacy. For example, we may make adjustments to the VRDN-003 clinical trial designs as a result of additional data or feedback from regulatory authorities. These additional requirements or steps could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
The FDA or other regulatory authorities may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or non-compliance with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions, for example, under a Risk Evaluation Mitigation Strategy (“REMS”) program. Other potential consequences include, among other things:
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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States (“U.S.”), and requirements of the EMA and comparable foreign regulatory authorities. See

“Business—Government Regulation—Expedited Development and Review Programs” and “Business—Government Regulation—Regulation in the European Union” in our 2024 Annual Report on Form 10-K.
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
The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA or other regulatory authorities may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities. Additionally, given the current presidential administration and the prospect of potential downsizing, reforming and restructuring of federal health agencies, there may be substantial loss of key FDA staff. If there are significant gaps in subject matter expertise, FDA may not be able to meet certain timelines, and review and approval of any of our regulatory submissions to the FDA may be delayed or extended.
In addition to the U.S., we may seek regulatory approval to commercialize our product candidates in Europe. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety, efficacy and quality, and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions, even if we were to receive approval in the U.S.
The process of obtaining regulatory approvals, both in the U.S. and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application.
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, supplementary BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
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
•our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulatory authorities, institutional review boards or ethics committees to reject, suspend or terminate the clinical trials; and
•the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data, biologic manufacturing process, and other supporting information insufficient for approval.
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
There is substantial uncertainty as to whether and to what extent measures implemented by the current presidential administration in the U.S. will impact the FDA. Any substantial changes to FDA’s operations, policies, and workforce could adversely affect our business.
Since the start of the current presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations, policies, or guidances that adversely affect our business or negatively impact the development, approval, and commercialization of our products, including creating a more challenging or costly environment in which to work.
The President and his cabinet have also undertaken significant efforts to reduce the size and spending of the federal government, including at FDA. A significant reduction in FDA’s workforce or FDA’s budget, or other disruptions at FDA, could materially impact FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities.
Any reduction in FDA’s workforce could delay or materially impact FDA’s feedback on our development programs, including through meetings and other informal interactions, and affect FDA’s review and oversight of our product candidates. Additionally, changes in FDA personnel under the current presidential administration may lead to changes in the regulations, policies, and operations of the FDA, which may impact our clinical development plans. Any of these actions could adversely affect the development and approval of our product candidates.
Any reduction in FDA’s workforce could also lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact FDA’s ability to provide timely feedback on our development programs, including through Type C or Type D meetings or informal interactions. Additionally, reductions in workforce or other disruptions to the agency, particularly in the review or inspection divisions, could extend BLA review timelines, including for our planned BLA submission for veligrotug in the second half of 2025, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory, or policy changes regarding the standards or processes for approving our product candidates that we may be unable to satisfy. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.
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
Some of our product candidates, including VRDN-003, VRDN-006 and VRDN-008, are or are anticipated to be combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, such as drugs that utilize delivery systems like auto-injectors or prefilled syringes, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products” in our 2024 Annual Report on Form 10-K.
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
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our phase 1 study in healthy volunteers, the data for veligrotug from our ongoing trials, and topline data may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. The final results of clinical trials may include additional outcome measurements made throughout the duration of the clinical trial. This creates a risk that the final results could be materially different from the preliminary results reported, including those reported to date, and may include additional outcome measurements made throughout the duration of the clinical trial that are not positive or favorable. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
Negative or unfavorable additional outcomes measurements made throughout the duration of a clinical trial or significant adverse differences between preliminary data and final, audited and verified data could negatively affect the prospect of regulatory approval for our product candidates and could materially harm our reputation and business prospects.
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
We are hiring and training a commercial team and created the organizational infrastructure we believe we need to support the future commercial success of our products, if approved. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:
•an inability to hire and retain an adequate number of effective commercial personnel, including at a pace required to be ready to launch our products, if approved;
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
•unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and
•an inability to timely develop effective commercial, sales and marketing infrastructure to support new product launches.
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
If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. For example, our first in human or early clinical studies for a product candidate may be done at a single site. A disruption of operations at the single site could delay or terminate our clinical trial, and we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. If this happens, we may not be able to meet our current plans with respect to our product candidates. Additionally, regional disruptions, including natural disasters, geopolitical unrest, or health emergencies (such as novel viruses or pandemics), could significantly disrupt the timing of clinical trials. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.
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
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, administering the product to patients, manufacturing issues, or different product characteristics resulting from changing a manufacturer, changing a manufacturing location, the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including VRDN-003, VRDN-006, and VRDN-008, are or are anticipated to be combination products. In particular, we anticipate using devices in connection with our product candidates VRDN-003 and VRDN-006. Combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
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
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, including Chinese manufacturer WuXi Biologics (Hong Kong) Limited (“WuXi”), for drug substance and drug product, and other third parties for devices and device components. If we are unable to source these supplies on a timely basis, at sufficient quantities, or at acceptable quality or prices, establish longer-term contracts with our suppliers, or if our third party manufacturers fail to comply with applicable regulatory requirements, the development and, if approved, commercialization of our product candidates could be stopped, delayed, or made less profitable.
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
•Our reliance on single-sourced manufacturing with our CDMOs increases the risk that any problems or delays with a CDMO could materially, negatively affect the development of our product candidates, or their commercialization, if approved.
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
We currently rely on the Chinese CDMO WuXi and other CDMOs, to develop and manufacture our product candidates, and will likely continue to rely on them in the future. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, which has been passed by the U.S. House of Representatives and is pending before the U.S. Senate. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. Although the proposed Act has not been enacted and thus is subject to change through the legislative process, a version of the Act passed by the U.S. House of Representatives defines a “biotechnology company of concern” to include WuXi Biologics and WuXi AppTec. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with WuXi (or any other China-based service provider determined to be “biotechnology companies of concern”) and accelerate the transition of these services to alternative companies or continue to engage redundant suppliers for the U.S. market. Additionally, the legislation could adversely impact WuXi’s operations or financial position which, in turn, could impact their ability to perform under our agreements with it. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.
We currently rely on certain foreign manufacturers to manufacture our drug substance and drug product. The current presidential administration has announced plans to increase tariffs, including on pharmaceuticals, though it remains unclear whether and to what extent new tariffs will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable tariffs may make it more difficult for us to manufacture our product candidates, increase the cost of, and affect the demand for, our product candidates or products, if approved, which could have an adverse effect on our business.
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
For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, along with certain Senators, sent a letter to the Biden administration requesting that certain WuXi related entities be added to the Department of Defense’s Chinese Military Companies List (pursuant to Section 1260H of the National Defense Authorization Act for Fiscal Year 2021), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration did not take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our agreements with WuXi and could delay the initiation or completion of clinical trials, increase the costs associated with starting or maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely or adversely impact our financial condition and business prospects. Furthermore, we are not able to predict how the current presidential administration may respond to this or similar requests.
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
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our ability to obtain regulatory exclusivity and our and our licensors’ ability to maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technologies and product candidates.
We have sought to protect our proprietary position by filing and licensing the rights to patent applications in the U.S. and abroad related to our technologies and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles continue to evolve and may remain unresolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, unpatentable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
Patents have a limited term. In the U.S., the statutory expiration of a patent is generally 20 years after it is filed. Additional patent terms may be available through a patent term adjustment process, resulting from the United States Patent and Trademark Office (“USPTO”) delays during prosecution. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition.

Patent term extensions (“PTEs”) under the Hatch-Waxman Act in the U.S. and under supplementary protection certificates in Europe may be available to extend the patent exclusivity terms of our product candidates. We will likely rely on PTEs, and we cannot provide any assurances that any such PTEs will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations, and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.
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
An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either: (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications until these filings are no longer confidential.
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
Geopolitical actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, operations and prospects may be adversely affected.
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
It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 remain confidential until patents issue, and applications filed after that date that will not be filed outside the U.S. can elect to remain confidential until patents issue.
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

Competitors may infringe our patents or the patents of our licensors. If we, or one of our licensing partners, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable or file a post-grant review proceeding to challenge the patentability of the patent. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability and post-grant review proceeding to challenge the patentability of the patent are commonplace. Grounds for these challenges could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, clarity, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity, unenforceability, and patentability is unpredictable.
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
Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We believe that any of the product candidates we develop that is approved in the U.S. as a biological product under a BLA should qualify for the current 12-year period of exclusivity provided law. However, there is a risk that this exclusivity could be shortened in the future due to congressional action or otherwise, that the FDA will not consider approval of a product candidate to be a “first licensure” that gives rise to an exclusivity period, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
In addition, the regulatory agency responsible for the granting of orphan drug exclusivity may change their interpretation of the scope of orphan drug exclusivity. For example, the FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” See “Business—Government Regulation—Orphan Drug Designation” in our 2024 Annual Report on Form 10-K. Our ability to obtain and maintain orphan drug designation and the benefits thereof, including orphan drug exclusivity, may materially impact our financial performance.
We may seek Fast Track, Breakthrough Therapy, and/or Priority Review designations for one or more of our product candidates, but we might not receive such designation(s), and even if we do, such designation(s) may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation or a product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If we seek Fast Track or Breakthrough Therapy designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track or Breakthrough Therapy designation, it does not ensure that we will receive marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track or Breakthrough Therapy designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track or Breakthrough Therapy designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation—Expedited Development and Review Programs” in our 2024 Annual Report on Form 10-K.
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
In the U.S., there have been and continues to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. On August 16, 2022, Congress passed the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. It is possible that the IRA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current presidential administration will impact the IRA and our business. See “Business—Health Reform” in our 2024 Annual Report on Form 10-K.
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the current presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
We may be subject, directly or indirectly, to foreign, federal, and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.
Our operations may be subject to various foreign, federal, and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and Physician Payments Sunshine Act, the European General Data Protection Regulation 2016/679, the UK Bribery Act 2010, and other regulations. These laws may impact, among other things, our relationships with healthcare professionals and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. See “Business—Other Regulations” in our 2024 Annual Report on Form 10-K.
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
We may collect, use, transfer, or otherwise process proprietary, confidential, and sensitive information, including personal information and health-related data, which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, and industry standards. Regulation of personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. See “Business—Other Regulations” in our 2024 Annual Report on Form 10-K.
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
Unstable market and economic conditions, inflation, increases in interest rates, tariffs and trade disputes with other countries, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.
The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, increased trade tariffs and trade disputes with other countries, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, and the potential for increased U.S. trade tariffs and trade disputes with other countries may increase economic uncertainty, increase operating costs, and affect consumer spending. Similarly, the ongoing global military conflicts between Russia and Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area and domestic tensions within the U.S. have created, or may create, significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our clinical trials, our business and the third parties on whom we rely.
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
Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third-party service providers to comply with our data privacy, security, protection, or confidentiality obligations, or to respond to any data security incidents, breaches or other unauthorized access, acquisition, or disclosure of sensitive information (including, without limitation personal information), may result in financial losses, additional cost and/or liability to us, including costs from governmental investigations, enforcement actions, regulatory fines, litigation, costs of doing business, or damage to our reputation. Any of these events could cause harm to our reputation, business, financial conditions, or operational results.
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
Our Bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our certificate of incorporation or our Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our Bylaws further provide that, unless we consent in writing to an alternative forum, federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
10.1	Separation Agreement and Consulting Agreement, dated as of March 1, 2025, by and between the Registrant and Thomas Ciulla.				x
10.2	Open Market Sale Agreement, dated March 3, 2025 by and between Viridian Therapeutics, Inc. and Jefferies LLC.	8-K	3/4/2025	1.1
10.3	Radhika Tripuraneni Employment Agreement, dated February 23, 2025.				x
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
____________________

+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: May 6, 2025	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)