Form 10-Q
period 2025-06-30
Viridian Therapeutics, Inc.\DE
filed 2025-08-06
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 1, 2025, there were 81,662,369 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$117,324	$99,594
Short-term investments	446,032	617,990
Prepaid expenses and other current assets (including related party of $— and $800 as of June 30, 2025 and December 31, 2024, respectively	15,394	20,877
Total current assets	578,750	738,461
Property and equipment, net	1,091	1,236
Operating lease right-of-use asset	1,977	2,205
Other assets	506	501
Total assets	$582,324	$742,403

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,518	$2,143
Accrued and other liabilities	35,344	45,443
Current portion of long-term debt	8,435	—
Current portion of deferred revenue - related party	288	288
Total current liabilities	52,585	47,874
Long-term debt	12,353	20,582
Deferred revenue - related party	140	284
Other liabilities	2,077	2,024
Total liabilities	67,155	70,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 shares issued and outstanding as of June 30, 2025 and December 31, 2024	61,188	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 145,160 shares issued and outstanding as of June 30, 2025 and December 31, 2024	127,697	127,697
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,651,186 and 80,994,046 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	817	810
Additional paid-in capital	1,508,902	1,477,811
Accumulated other comprehensive income (loss)	69	(10)
Accumulated deficit	(1,183,504)	(995,857)
Total stockholders’ equity	515,169	671,639
Total liabilities and stockholders’ equity	$582,324	$742,403

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue - related party	$75	$72	$147	$144

Operating expenses:
Research and development (including related party expenses of $— and $4,528 during the three and six months ended June 30, 2025, respectively, and $2,551 and $3,212 during the three and six months ended June 30, 2024, respectively)	86,626	56,193	163,461	97,136
General and administrative	20,216	16,066	37,319	31,091
Total operating expenses	$106,842	$72,259	$200,780	$128,227
Loss from operations	(106,767)	(72,187)	(200,633)	(128,083)
Other income (expense):
Interest and other income	6,546	7,791	14,086	15,732
Interest and other expense	(514)	(597)	(1,100)	(1,184)
Other income, net	6,032	7,194	12,986	14,548
Net loss	$(100,735)	$(64,993)	$(187,647)	$(113,535)

Net loss per share, basic and diluted, common stock	$(1.00)	$(0.77)	$(1.87)	$(1.37)
Weighted-average common shares outstanding, basic and diluted	81,593,463	63,854,514	81,471,496	62,476,777

Net loss per share, basic and diluted, Series A convertible preferred stock	$(66.99)	$(51.63)	$(124.93)	$(91.22)
Weighted-average Series A convertible preferred stock outstanding, basic and diluted	134,864	157,435	134,864	164,029

Net loss per share, basic and diluted, Series B convertible preferred stock	$(66.98)	$(51.64)	$(124.93)	$(91.22)
Weighted-average Series B convertible preferred stock outstanding, basic and diluted	145,160	143,522	145,160	143,522

Comprehensive loss:
Net loss	$(100,735)	$(64,993)	$(187,647)	$(113,535)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(176)	(176)	79	(881)
Total other comprehensive income (loss)	(176)	(176)	79	(881)
Total comprehensive loss	$(100,911)	$(65,169)	$(187,568)	$(114,416)

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock, September 2022 ATM, net of issuance costs of $149	—	—	—	—	245,388	3	4,792	—	—	4,795
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock for exercises of stock options	—	—	—	—	185,426	2	2,295	—	—	2,297
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	41,106	—	561	—	—	561
Vesting of restricted stock units	—	—	—	—	8,315	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,220	—	—	10,220
Change in unrealized gain on investments	—	—	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	—	—	(86,912)	(86,912)
Balance as of March 31, 2025	134,864	$61,188	145,160	$127,697	81,589,427	$816	$1,497,296	$245	$(1,082,769)	$604,473
Issuance of common stock for exercises of stock options	—	—	—	—	61,527	1	762	—	—	763
Vesting of restricted stock units	—	—	—	—	232	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,844	—	—	10,844
Change in unrealized loss on investments	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(100,735)	(100,735)
Balance as of June 30, 2025	134,864	$61,188	145,160	$127,697	81,651,186	$817	$1,508,902	$69	$(1,183,504)	$515,169

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(187,647)	$(113,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	21,064	24,455
Non-cash interest expense and amortization of debt issuance costs	206	246
Depreciation and amortization	230	287
Accretion and amortization of premiums and discounts on available-for-sale securities	(3,872)	(9,071)
Non-cash lease expense	(17)	167
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,479	(1,346)
Unbilled revenue - related party	—	102
Deferred revenue - related party	(144)	(144)
Accounts payable	6,396	920
Accrued and other liabilities	(9,721)	6,638
Net cash used in operating activities	(168,026)	(91,281)
Cash flows from investing activities:
Purchases of short-term investments	(126,998)	(284,867)
Proceeds from maturities of short-term investments	302,906	203,902
Purchase of property and equipment	(128)	(104)
Net cash provided by (used in) investing activities	175,780	(81,069)
Cash flows from financing activities:
Proceeds from the issuance of common stock, pursuant to the January 2024 Public Offering	—	150,000
Proceeds from the issuance of common stock, pursuant to the September 2022 ATM Agreement	4,944	36,265
Payments of issuance costs associated with the sale of common stock	(207)	(10,479)
Proceeds from the issuance of common stock upon the exercise of warrants	1,618	—
Proceeds from the issuance of common stock upon the exercise of stock options	3,060	1,048
Proceeds from the issuance of common stock for cash under employee stock purchase plan	561	356
Net cash provided by financing activities	9,976	177,190
Net increase in cash and cash equivalents	17,730	4,840
Cash and cash equivalents at beginning of period	99,594	102,827
Cash and cash equivalents at end of period	$117,324	$107,667

Supplemental disclosure of cash flow information
Cash paid for interest	$905	$910
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$6,806
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$26

See accompanying notes to these condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s most advanced program, veligrotug (formerly known as VRDN-001), is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-003, is an extended half-life monoclonal antibody with the same binding domains as veligrotug designed for administration as convenient, low-volume, subcutaneous auto-injector injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Since its inception and through June 30, 2025, the Company has generated an accumulated deficit of $1,183.5 million. The Company expects to continue to generate operating losses for the foreseeable future.
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
As of June 30, 2025, the Company had approximately $563.4 million in cash, cash equivalents, and short-term investments. As of the issuance date of these condensed consolidated financial statements, the Company expects that its current resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other future period.
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
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2025 and 2024.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the six months ended June 30, 2025 and 2024.
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

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Money market funds	$106,725	$—	$—	$106,725
U.S. treasury securities	214,503	110	(149)	214,464
U.S. corporate paper and bonds	231,460	166	(57)	231,569
Total	$552,688	$276	$(206)	$552,758

December 31, 2024
Money market funds	$96,058	$—	$—	$96,058
U.S. treasury securities	286,039	196	(320)	285,915
U.S. corporate paper and bonds	326,966	361	(247)	327,080
International corporate bond holdings	4,995	—	—	4,995
Total	$714,058	$557	$(567)	$714,048

The money market funds above are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
As of June 30, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and six months ended June 30, 2025 and 2024. The Company did not have any sales of short-term investments during the three and six months ended June 30, 2025 and 2024. The contractual maturity dates of the Company’s investments are all less than 24 months.

Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Cash equivalents:
Money market funds	$106,725	$—	$—	$106,725
Short-term investments:
U.S. treasury securities	4,945	209,519	—	214,464
U.S. corporate paper and bonds	—	231,569	—	231,569
Total cash equivalents and short-term investments	$111,670	$441,088	$—	$552,758

December 31, 2024
Cash equivalents:
Money market funds	$96,058	$—	$—	$96,058
Short-term investments:
U.S. treasury securities	21,692	264,223	—	285,915
U.S. corporate paper and bonds	—	327,080	—	327,080
International corporate bond holdings	—	4,995	—	4,995
Total cash equivalents and short-term investments	$117,750	$596,298	$—	$714,048
4. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following:

	June 30, 2025	December 31, 2024

	(in thousands)
Accrued outsourced clinical trials and nonclinical studies	$21,909	$30,955
Accrued employee compensation and related taxes	8,186	10,638
Operating lease liability, short-term	553	513
Accrued legal fees and expenses	1,742	1,245
Accrued other professional service fees	2,117	1,078
Value of liability-classified stock purchase warrants	—	100
Accrued interest payable	149	154
Other accrued liabilities	688	760
Total accrued liabilities	$35,344	$45,443

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
Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150.0 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), which was available through June 15, 2025. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2025 was 8.95%.
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
The total cost of all items (cash interest and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.6 million and $1.1 million during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2024, respectively.
The following table summarizes the components of the Amended Term Loan, on the Company’s condensed consolidated balance sheet at June 30, 2025:

June 30, 2025
(in thousands)
Gross term loan proceeds	$20,000
Accrued end-of-term fee	788
Total debt	$20,788
Less: current portion of long-term debt	(8,435)
Long-term debt, net	$12,353
The carrying value of the Amended Term Loan approximates its fair value. Future principal payments, which exclude the end of term fee, in connection with the Amended Term Loan as of June 30, 2025 are as follows (in thousands):

Fiscal Year
2025 (remainder)	$—
2026	20,000
Total	$20,000
6. COLLABORATION AGREEMENTS
License Agreement with Zenas BioPharma
In October 2020, the Company became party to a license agreement with Zenas BioPharma (Cayman) Limited (now Zenas BioPharma, Inc., its successor in interest, “Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. Since February 2021, the Company has entered into several letter agreements with Zenas BioPharma pursuant to which the Company agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. In May 2022, the Company entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma to manufacture and supply, or to have manufactured and supplied, clinical drug product for developmental purposes. The license agreement and subsequent letter agreements and supply agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China. In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab (Hong Kong) Limited (“Zai Lab”) and assigned the Manufacturing Development and Supply Agreement to Zai Lab in connection with the sublicense transaction.
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
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, of collaboration revenue related to the Zenas Agreements.
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, of which $0.9 million was recorded as research and development expense during the six months ended June 30, 2024 for services performed.

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
In January 2024, the Company entered into a letter agreement with Paragon pursuant to which Paragon agreed to continue to perform development activities under the existing Paragon Research Agreement and Paragon License Agreement, which the Company renewed in July 2024. In consideration for the development activities to be conducted by Paragon, the Company will reimburse Paragon for actual development costs incurred and agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. In September 2024, the Company entered into a second amendment to the Paragon Research Agreement (the “Amended Paragon Research Agreement”) to include additional development activities to be performed by Paragon. Under the Amended Paragon Research Agreement, the Company made a one-time non-refundable payment of $3.5 million to Paragon, which was recorded as research and development expense during the three months ended March 31, 2025 following the achievement of certain research and development objectives.
In September 2024, the Company entered into the Amended and Restated License Agreement with Paragon (the “Amended Paragon License Agreement”) which amended and restated the Paragon License Agreement. In connection with the execution of the Amended Paragon License Agreement, the Company paid Paragon a non-refundable fee of $4.0 million in September 2024, which was recorded as research and development expense during the three months ended September 30, 2024. In consideration for rights granted by Paragon, the Company is obligated to make certain future milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical and regulatory milestones, with total milestone payments under all programs not to exceed $40.0 million. Upon achievement of a milestone in February 2025, the Company recorded $1.0 million to research and development expense, which was paid to Paragon in May 2025. Additionally, if the Company develops a product utilizing certain intellectual property rights granted to it under the Amended Paragon License Agreement, the Company is obligated to pay Paragon potential additional future development milestone payments of up to $3.1 million and commercial milestone payments of up to $17.0 million with respect to such product. If the Company successfully commercializes any product candidate subject to the Amended Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of such product’s net sales.
During the three months ended June 30, 2025, there were no research and development costs related to the Amended Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”). During the six months ended June 30, 2025, the Company recorded $4.5 million in research and development costs related to the Paragon Agreements. During the three and six months ended June 30, 2024, the Company recorded $2.6 million and $3.2 million, respectively, in research and development costs related to the Paragon Agreements.
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
Future lease payments under noncancellable leases as of June 30, 2025 are as follows:

(in thousands)
2025 (remainder)	367
2026	748
2027	613
2028	627
2029	370
2030	—
Total future minimum lease payments	2,725
Less: imputed interest	(432)
Total	$2,293
As of June 30, 2025, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.6 million within accrued liabilities and $1.7 million of long-term lease obligations within other liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2025, the weighted average remaining lease term was 3.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.3%.

Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, which was included in operating expense in the condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.
The Company is also required to pay for certain costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease, which were $0.1 million for the three and six months ended June 30, 2025, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments.
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
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. No shares were sold under the September 2022 ATM Agreement during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company sold 245,388 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the six months ended June 30, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent.
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three and six months ended June 30, 2025. In connection with entering the March 2025 ATM Agreement, the September 2022 ATM Agreement described above was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
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
As of June 30, 2025 and December 31, 2024, there were 134,864 shares of Series A Convertible Preferred Stock outstanding. No shares of Series A Convertible Preferred Stock were converted into common stock during the six months ended June 30, 2025.
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

As of June 30, 2025 and December 31, 2024, there were 145,160 shares of Series B Convertible Preferred Stock outstanding. No shares of Series B Convertible Preferred Stock were converted into common stock during the six months ended June 30, 2025.
9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at June 30, 2025	Remaining Contractual Life at June 30, 2025 (No. Years)
	June 30, 2025	December 31, 2024
Liability-classified warrants
Issued April 2017	—	781	$—

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	5.23
Issued February 2020 (2)	—	218,050	$—
Subtotal	29,446	247,496	$0.15
Total warrants	29,446	248,277	$0.15
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the six months ended June 30, 2025 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2024	248,277	$14.91
Exercised(1)	(207,492)	$16.50
Expired	(11,339)	$24.18
Outstanding at June 30, 2025	29,446	$0.15

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
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. In June 2024, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. In June 2025, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 8,000,000 shares. The 2016 Plan will terminate on April 23, 2035.
As of June 30, 2025, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,417,967	—
2020 Plan	—	51,709	—
2016 Plan	1,108,292	6,431,772	10,741,937
2008 Plan	—	24	—
Total	1,108,292	13,901,472	10,741,937
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a 4-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2024	314,075	$15.51
Granted	842,678	$14.45
Vested	(8,547)	$33.29
Forfeited	(39,914)	$15.28
Nonvested, June 30, 2025	1,108,292	$14.57
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

A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	11,348,519	$18.11	7.85	$37,138
Granted	4,817,827	$15.00
Exercised	(246,953)	$12.39
Forfeited or expired	(2,017,921)	$23.02
Outstanding as of June 30, 2025	13,901,472	$16.42	8.79	$4,723
Vested and expected to vest as of June 30, 2025	13,901,472	$16.42	8.79	$4,723
Exercisable as of June 30, 2025	3,990,191	$18.07	8.05	$1,814
Vested as of June 30, 2025	3,990,191	$18.07	8.05	$1,814
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
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $10.34 and $11.22, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term, in years	4.96	5.11
Expected volatility	84.9%	88.9%
Risk-free interest rate	4.0%	4.4%
Expected dividend yield	—%	—%
Weighted average exercise price	$15.00	$15.60
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. As of June 30, 2025, the Company had 51,915 shares available for issuance, and 143,532 cumulative shares had been issued under the 2016 ESPP.
In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”) and therefore, following the conclusion of the current offering period, no new offering periods under the 2016 ESPP will commence. The 2025 ESPP allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price on the first day of the offering period or (ii) the closing price on the purchase date. As of June 30, 2025, the Company had 2,000,000 shares available for issuance and no shares have been issued under the 2025 ESPP.

Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$5,173	$5,791	$10,921	$12,470
General and administrative	5,671	5,976	10,143	11,985
Total share-based compensation expense	$10,844	$11,767	$21,064	$24,455
During the six months ended June 30, 2025, the Company recorded $1.6 million of incremental share-based compensation related to the acceleration of vesting for former executive officers. During the six months ended June 30, 2024, the Company recorded $4.6 million of incremental share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $0.3 million related to the modification of the terms of options outstanding at the time of termination for one executive which would have otherwise forfeited. The Company also recorded $2.0 million in share-based compensation related to the accounting for a modification of the equity awards to extend the post-termination exercise period of certain vested stock options for a former executive.
As of June 30, 2025, the Company had $106.3 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.98 years. As of June 30, 2025, the Company had $14.3 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.33 years.
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

The following table sets forth the computation of basic and diluted net loss per share of Common Stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(9,034)	$(9,723)	$(81,978)	$(16,848)	$(18,135)	$(152,664)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,593,463	134,864	145,160	81,471,496
Net loss per share, basic and diluted	$(66.99)	$(66.98)	$(1.00)	$(124.93)	$(124.93)	$(1.87)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(8,129)	$(7,411)	$(49,453)	$(14,962)	$(13,092)	$(85,481)
Denominator
Weighted-average shares outstanding	157,435	143,522	63,854,514	164,029	143,522	62,476,777
Net loss per share, basic and diluted	$(51.63)	$(51.64)	$(0.77)	$(91.22)	$(91.22)	$(1.37)
There are no potentially dilutive securities to Series A Convertible Preferred Stock or Series B Convertible Preferred Stock. Potentially dilutive securities to the Common Stock include the following:

	June 30,
	2025	2024
Series A Preferred Stock (as converted to shares of common stock)	8,991,383	10,496,191
Series B Preferred Stock (as converted to shares of common stock)	9,677,817	9,568,612
Options to purchase common stock	13,901,472	10,986,228
Warrants to purchase common stock	29,446	249,883
Restricted stock units	1,108,292	589,696
Total	33,708,410	31,890,610

12. SEGMENT INFORMATION
The Company manages its operations as one operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s CODM is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Operating expenses are used to monitor budget versus actual results. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets.” All equipment, leasehold improvements, and other fixed assets are physically located within the United States and all agreements with the Company’s partners are denominated in U.S. dollars, except where noted. Segment asset information is not used by the CODM to allocate resources.

Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Segment research and development expense (a)	$81,401	$50,349	$152,439	$84,561
Segment general and administrative expense (a)	14,483	10,001	27,047	18,924
Share-based compensation expense (see Note 10)	10,844	11,767	21,064	24,455
Total operating expenses	106,728	72,117	200,550	127,940
Other items (b)	(5,993)	(7,124)	(12,903)	(14,405)
Consolidated net loss	$100,735	$64,993	$187,647	$113,535
(a) Share-based payment expense of $5,173 and $5,791 related to research and development and $5,671 and $5,976 related to general and administrative have been excluded for the three months ended June 30, 2025 and 2024, respectively, and included within share-based compensation expense. Share-based payment expense of $10,921 and $12,470 related to research and development and $10,143 and $11,985 related to general and administrative have been excluded for the six months ended June 30, 2025 and 2024, respectively, and included within share-based compensation expense.
(b) Other items consist primarily of collaboration revenue, interest income, interest expense and depreciation expense.
13. SUBSEQUENT EVENTS
Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd.
In July 2025, the Company and Kissei Pharmaceutical Co., Ltd. (“Kissei”) entered into a collaboration and license agreement (the “Kissei Collaboration and License Agreement”) pursuant to which the Company granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and VRDN-003 for potential treatments, including treatment of TED, in Japan, and a non-exclusive license to manufacture such licensed products worldwide for use in Japan under certain limited circumstances.
Under the terms of the Kissei Collaboration and License Agreement, the Company will receive an upfront payment of $70.0 million and will be eligible to receive up to an additional $315.0 million upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties in percentages ranging from the twenties to the mid-thirties based on future net sales of licensed products in Japan as set forth in the Kissei Collaboration and License Agreement.

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
We are conducting a global pivotal program for veligrotug, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. On September 10, 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved all primary and secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. On December 16, 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved all primary and secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug continued to demonstrate a rapid onset of treatment effect, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. Veligrotug demonstrated positive durability at 52 weeks in THRIVE, showing that 70% of patients who were proptosis responders at week 15 maintained their response at week 52. To meet the 300 patient standard safety database requirements for the veligrotug BLA, we are conducting our STRIVE clinical trial (safety database inclusive of patients from the THRIVE and THRIVE-2 trials). STRIVE is a global study of veligrotug in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). In January 2025, we completed enrollment in STRIVE with a total of 231 patients, exceeding the enrollment target of 212 due to patient demand. We have also completed enrollment of the open label extension study for non-responding patients in THRIVE and THRIVE-2. In May 2025, the U.S. FDA granted Breakthrough Therapy designation to veligrotug. We anticipate submitting a BLA for veligrotug in the second half of 2025 and an MAA to the EMA in the first half of 2026.
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
VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and low-density lipoprotein (LDL), consistent with efgartigimod. We anticipate submitting an IND for VRDN-008 by the end of 2025.
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
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K during the six months ended June 30, 2025. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Collaboration revenue - related party	$75	$72	$3
Research and development expenses	86,626	56,193	30,433
General and administrative expenses	20,216	16,066	4,150
Other income, net	6,032	7,194	(1,162)
Revenue
Revenue for both the three months ended June 30, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma.
Research and Development Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development expenses
TED portfolio	$47,542	$32,110	15,432
FcRn inhibitor portfolio	19,576	8,282	11,294
Other nonclinical and research and development costs	388	439	(51)
Unallocated expenses
Personnel related expense (including share based compensation)	16,358	13,820	2,538
Facility and other operating costs	2,762	1,542	1,220
Total research and development expenses	$86,626	$56,193	$30,433
Direct costs related to the TED portfolio increased by $15.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to:
•$14.0 million increase in clinical trial costs and a $2.3 million increase in chemistry, manufacturing and controls costs to support the ongoing global phase 3 clinical trials for veligrotug and VRDN-003; partially offset by,
•$1.1 million decrease in nonclinical research due to stage of development of the TED portfolio.
Direct costs related to the FcRn inhibitor portfolio increased by $11.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to:
•$9.0 million increase in chemistry, manufacturing, and controls costs to support IND-enabling activities for assets across the FcRn inhibitor portfolio; and
•$2.3 million increase in clinical study costs to advance VRDN-006.
Personnel-related costs increased by $2.5 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to:
•$4.1 million increase in personnel related costs, due primarily to increased headcount to support our ongoing research and development efforts, including share-based compensation and other employee compensation and recruiting costs; partially offset by,
•$1.7 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $1.1 million decrease in share-based compensation due to the acceleration of stock option vesting during the three months ending June 30, 2024.
Facility and other operating costs increased $1.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to a $1.1 million increase in professional services fees for consultants and contractors to support the planned BLA submission for veligrotug and to advance clinical trials for VRDN-003.
We expect our research and development expenses to remain consistent as we continue to advance our clinical and nonclinical programs.

General and Administrative Expenses
General and administrative expenses were $20.2 million during the three months ended June 30, 2025, compared to $16.1 million during the three months ended June 30, 2024. The $4.2 million increase in general and administrative expenses is primarily attributable to the following:
•$2.3 million increase in market research and related costs to prepare for the potential commercialization of veligrotug;
•$1.3 million increase in legal, accounting and other professional service fees to support the growing organization; and
•$1.1 million increase in personnel related costs, due primarily to increased headcount to support the growing organization.
Other Income, net
Other income, net was $6.0 million during the three months ended June 30, 2025 compared to $7.2 million during the three months ended June 30, 2024. Other income, net for the three months ended June 30, 2025 is comprised of $6.5 million of interest income earned on short-term investments, partially offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the three months ended June 30, 2024 is comprised of $7.7 million of interest income earned on short-term investments as well as $0.1 million of sub-lease income, partially offset by $0.6 million in interest expense related to our Hercules Loan and Security Agreement.
Comparison of the Six Months Ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Collaboration revenue - related party	$147	$144	$3
Research and development expenses	163,461	97,136	66,325
General and administrative expenses	37,319	31,091	6,228
Other income, net	12,986	14,548	(1,562)
Revenue
Revenue for both the six months ended June 30, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma.
Research and Development Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development expenses
TED portfolio	$94,536	$53,381	41,155
FcRn inhibitor portfolio	30,566	10,862	19,704
Other nonclinical and research and development costs	777	850	(73)
Unallocated expenses
Personnel related expense (including share based compensation)	32,824	28,300	4,524
Facility and other operating costs	4,758	3,743	1,015
Total research and development expenses	$163,461	$97,136	$66,325

Direct costs related to the TED portfolio increased by $41.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to:
•$37.6 million increase in clinical trial costs and a $6.4 million increase in chemistry, manufacturing and controls costs to support the ongoing global phase 3 clinical trials for veligrotug and VRDN-003; partially offset by,
•$2.2 million decrease in nonclinical research due to stage of development of the TED portfolio.
Direct costs related to the FcRn inhibitor portfolio increased by $19.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to:
•$10.4 million increase in chemistry, manufacturing, and controls costs to support IND-enabling activities for assets across the FcRn inhibitor portfolio;
•$4.5 million increase in nonclinical research and clinical study activity to advance the FcRn inhibitor portfolio;
•$4.5 million increase in milestone, license and option fees, primarily due to a $3.5 million milestone payment to Paragon for achievement of certain research and development objectives for VRDN-008 and a $1.0 million milestone payment to Paragon for achievement of a clinical milestone for VRDN-006.
Personnel-related costs increased by $4.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to:
•$7.2 million increase in personnel related costs, due primarily to increased headcount to support our ongoing research and development efforts, including share-based compensation and other employee compensation and recruiting costs; partially offset by,
•$2.9 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $1.6 million decrease in share-based compensation due to the acceleration of stock option vesting during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Facility and other operating costs increased $1.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to a $0.7 million increase in professional services fees for consultants and contractors to support the planned BLA submission for veligrotug and to advance clinical trials for VRDN-003 and a $0.3 million increase in facility and information technology costs to support the growing organization.
We expect our research and development expenses to remain consistent as we continue to advance our clinical and nonclinical programs.

General and Administrative Expenses
General and administrative expenses were $37.3 million during the six months ended June 30, 2025, compared to $31.1 million during the six months ended June 30, 2024. The $6.2 million increase in general and administrative expenses is primarily attributable to the following:
•$4.4 million increase in personnel related costs, due primarily to increased headcount to support the growing organization;
•$3.3 million increase in market research and related costs to prepare for the potential commercialization of veligrotug; and
•$2.5 million increase in legal, accounting and other professional service fees to support the growing organization; partially offset by,
•$3.4 million decrease in share-based compensation due to the acceleration of stock option vesting for former executive officers during the six months ended June 30, 2024.
Other Income, net
Other income, net was $13.0 million during the six months ended June 30, 2025 compared to $14.5 million during the six months ended June 30, 2024. Other income, net for the six months ended June 30, 2025 is comprised of $14.1 million of interest income earned on short-term investments, partially offset by $1.1 million in interest expense related to our Hercules Loan and Security Agreement. Other income, net for the six months ended June 30, 2024 is comprised of $15.6 million of interest income earned on short-term investments as well as $0.2 million of sub-lease income, partially offset by $1.2 million in interest expense related to our Hercules Loan and Security Agreement.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A Convertible Preferred Stock, our Series B Convertible Preferred Stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. As of June 30, 2025, we had $563.4 million in cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations, including our clinical development plan described above, into the second half of 2027.
We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through June 30, 2025, we have generated an accumulated deficit of $1,183.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
Our material cash requirements include obligations as of June 30, 2025, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 and Note 7 to our condensed consolidated financial statements included elsewhere in this report.
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
Under the Hercules Amendment, the Lenders provided the Company access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches (collectively the “Amended Term Loan”), consisting of (1) an initial tranche of $50.0 million, $5.0 million of which was drawn at closing of the Hercules Loan and Security Agreement in April 2022, $15.0 million of which was drawn at closing of the Hercules Amendment in August 2023, $5.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (2) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (3) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (4) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), which was available through June 15, 2025. The obligations of the Borrower under the Hercules Amendment agreement are secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property. The Amended Term Loan has a maturity date of October 1, 2026.

The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of June 30, 2025 was 8.95%.
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
ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies received a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2024, the Company sold 3,058,751 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.86 per share, for aggregate net proceeds of approximately $67.7 million, including commissions to Jefferies as a sales agent. During the six months ended June 30, 2025, we sold 245,388 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the three months ended June 30, 2025, there were no sales under the September 2022 ATM Agreement.
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. During the three and six months ended June 30, 2025, there were no sales under the March 2025 ATM Agreement. In connection with entering the March 2025 ATM Agreement, the September 2022 ATM Agreement described above was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
Summarized cash flows for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(168,026)	$(91,281)	$(76,745)
Investing activities	175,780	(81,069)	256,849
Financing activities	9,976	177,190	(167,214)
Net increase in cash and cash equivalents	$17,730	$4,840	$12,890

Operating Activities
Net cash used in operating activities was $168.0 million for the six months ended June 30, 2025, and primarily consisted of our net loss of $187.6 million, adjusted for non-cash items of $17.6 million (primarily share-based compensation of $21.1 million, offset by the accretion and amortization of premiums and discounts on available-for-sale securities of $3.9 million), and changes in working capital of $2.0 million. The change in working capital was primarily related to a decrease of $5.5 million in prepaid expenses and other current assets, partially offset by a net decrease of $3.3 million in accounts payable and accrued and other liabilities due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $91.3 million for the six months ended June 30, 2024, and primarily consisted of a net loss of $113.5 million, adjusted for non-cash items of $16.1 million (primarily share-based compensation of $24.5 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $9.1 million) and changes in working capital of $6.2 million. The change in working capital was primarily related to a net increase of $7.6 million in accounts payable and accrued and other liabilities and an increase of $1.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash provided by investing activities was $175.8 million during the six months ended June 30, 2025, and consisted primarily of $175.9 million in net maturities of short-term investments.
Net cash used in investing activities was $81.1 million during the six months ended June 30, 2024, and consisted primarily of $81.0 million in net purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $10.0 million during the six months ended June 30, 2025, and consisted of primarily of net proceeds of $4.7 million from the September 2022 ATM Agreement, as well as $3.1 million in proceeds from the exercise of stock options, $1.6 million in proceeds from the exercise of warrants, and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $177.2 million during the six months ended June 30, 2024, and consisted primarily of net proceeds of $175.8 million from the January 2024 Public Offering and the September 2022 ATM Agreement, as well as $1.0 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the six months ended June 30, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report on Form 10-K.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2025 and 2024, our net loss was $187.6 million and $113.5 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1,183.5 million and cash, cash equivalents, and short-term investments of $563.4 million.
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
As of June 30, 2025, we had $563.4 million of cash, cash equivalents, and short-term investments. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our operations, including our clinical development plan, into the second half of 2027. We will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED and FcRn inhibitor therapeutics. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, Argenx, Immunovant, Inc., Roche Holdings AG, Alumis, Inc. (merged with ACELYRIN, Inc. in May 2025), Tourmaline Bio, Inc., Lassen Therapeutics, and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. If approved, veligrotug and VRDN-003 will also compete against generic medications, such as corticosteroids, and surgical procedures that are prescribed for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Johnson & Johnson and Immunovant, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
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
The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, health maintenance organizations, private insurers, and other healthcare management organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, or we may not be able to successfully commercialize our products. See “Business—Coverage and Reimbursement” in our 2024 Annual Report on Form 10-K.
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
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, including Chinese manufacturer WuXi Biologics (Hong Kong) Limited (“WuXi”), for drug substance and drug product, and other third parties for devices and device components. If we are unable to source these supplies on a timely basis, at sufficient quantities, or at acceptable quality or prices, establish longer-term contracts with our suppliers, or if our third-party manufacturers fail to comply with applicable regulatory requirements, the development and, if approved, commercialization of our product candidates could be stopped, delayed, or made less profitable.
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
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation or a product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If we seek Fast Track or Breakthrough Therapy designation or Priority Review for a product candidate, we may not receive such designations or review from the FDA. However, even if we receive Fast Track or Breakthrough Therapy designation, it does not ensure that we will receive Priority Review or marketing approval in any particular timeframe or at all. We may not experience a faster development or regulatory review or approval process with Fast Track or Breakthrough Therapy designation or Priority Review compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track or Breakthrough Therapy designation alone does not guarantee qualification for the FDA’s priority review procedures. See “Business—Government Regulation—Expedited Development and Review Programs” in our 2024 Annual Report on Form 10-K.
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
In the U.S., there have been and continue to be a number of executive, legislative, and regulatory initiatives to contain healthcare costs and reexamine drug pricing and payment models. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries, and proposed and enacted federal and state legislation and executive initiatives designed to, among other things, bring more transparency to product pricing, and reform government program reimbursement methodologies for products. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. On August 16, 2022, Congress passed the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs. Legal challenges to the IRA have been initiated and many remain underway. In April 2025, President Trump issued an Executive Order with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs; and facilitating drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients. Many of these reform initiatives will require additional legal and/or administrative action to implement. There is uncertainty regarding the nature or impact of any drug or broader healthcare reform implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to legal challenges, including litigation, or other challenges. It is unclear how any such healthcare reform measures will impact our business. See “Business—Health Reform” in our 2024 Annual Report on Form 10-K.
We cannot predict the likelihood, nature, or extent of additional state or federal healthcare reform measures that may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
10.1+	Viridian Therapeutics, Inc. Amended and Restated 2016 Equity Incentive Plan.	8-K	6/24/2025	10.1
10.2+	Viridian Therapeutics, Inc. 2025 Employee Stock Purchase Plan.				x
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

____________________

+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)