Form 10-Q
period 2025-09-30
Viridian Therapeutics, Inc.\DE
filed 2025-11-05
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of October 31, 2025, there were 95,442,008 shares of the registrant’s common stock outstanding.

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
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials, including that we anticipate submitting an Investigational New Drug Application (“IND”) for VRDN-008 by the end of 2025;
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
•the timing or likelihood of regulatory filings and approvals, including the anticipated filing and approval of the biologics license application (“BLA”) by FDA for veligrotug and submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) in the first quarter of 2026, as well as our expectation that Breakthrough Therapy Designation may support eligibility for and potential receipt of Priority Review of our BLA, and our expectation to seek an accelerated approval pathway and special designations for our product candidates for various diseases;
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
•our estimates regarding expenses, future revenue, capital requirements and our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates; and
•our expectations regarding the ability of our existing cash, cash equivalents, potential near-term milestone payments, and anticipated commercial revenues, if both veligrotug and VRDN-003 are approved, to fund our future anticipated operating expenses and capital expenditure requirements.
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
•If we are unable to secure additional capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
•We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
•Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable, and may be delayed due to factors beyond our control, including as a result of a government shutdown. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$169,647	$99,594
Short-term investments	321,254	617,990
Unbilled revenue	70,000	—
Prepaid expenses and other current assets	11,012	20,877
Total current assets	571,913	738,461
Property and equipment, net	1,125	1,236
Operating lease right-of-use asset	2,582	2,205
Other assets	1,518	501
Total assets	$577,138	$742,403

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,063	$2,143
Accrued liabilities	40,633	45,731
Total current liabilities	50,696	47,874
Long-term debt	20,890	20,582
Other liabilities	2,582	2,308
Total liabilities	74,168	70,764
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 shares issued and outstanding as of September 30, 2025 and December 31, 2024	61,188	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 145,160 shares issued and outstanding as of September 30, 2025 and December 31, 2024	127,697	127,697
Common stock, $0.01 par value; 200,000,000 shares authorized; 82,229,158 and 80,994,046 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	822	810
Additional paid-in capital	1,531,003	1,477,811
Accumulated other comprehensive income (loss)	363	(10)
Accumulated deficit	(1,218,103)	(995,857)
Total stockholders’ equity	502,970	671,639
Total liabilities and stockholders’ equity	$577,138	$742,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
License revenue	$70,000	$—	$70,000	$—
Collaboration revenue - related party	570	86	717	230
Total revenue	70,570	86	70,717	230

Operating expenses:
Research and development	86,261	69,158	249,721	166,294
General and administrative	24,322	14,408	61,642	45,499
Total operating expenses	110,583	83,566	311,363	211,793
Loss from operations	(40,013)	(83,480)	(240,646)	(211,563)
Other income (expense):
Interest income	5,521	7,515	19,607	23,077
Interest expense	(560)	(529)	(1,666)	(1,680)
Other income (expense), net	453	(195)	459	(58)
Total other income (expense), net	5,414	6,791	18,400	21,339
Net loss	$(34,599)	$(76,689)	$(222,246)	$(190,224)

Net loss per share, basic and diluted, common stock	$(0.34)	$(0.88)	$(2.22)	$(2.26)
Weighted-average common shares outstanding, basic and diluted	81,784,499	66,420,063	81,576,987	63,800,798

Net loss per share, basic and diluted, Series A convertible preferred stock	$(22.96)	$(58.99)	$(147.81)	$(150.57)
Weighted-average Series A convertible preferred shares outstanding, basic and diluted	134,864	156,699	134,864	161,568

Net loss per share, basic and diluted, Series B convertible preferred stock	$(22.96)	$(58.98)	$(147.81)	$(150.58)
Weighted-average Series B convertible preferred shares outstanding, basic and diluted	145,160	147,218	145,160	144,763

Comprehensive loss:
Net loss	$(34,599)	$(76,689)	$(222,246)	$(190,224)
Other comprehensive income:
Unrealized gain on available-for-sale securities	294	1,475	373	594
Total other comprehensive income	294	1,475	373	594
Comprehensive loss	$(34,305)	$(75,214)	$(221,873)	$(189,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock, September 2022 ATM, net of issuance costs of $149	—	—	—	—	245,388	3	4,792	—	—	4,795
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock upon exercises of stock options	—	—	—	—	185,426	2	2,295	—	—	2,297
Issuance of common stock under employee stock purchase plan	—	—	—	—	41,106	—	561	—	—	561
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,315	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,220	—	—	10,220
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	—	—	(86,912)	(86,912)
Balance as of March 31, 2025	134,864	$61,188	145,160	$127,697	81,589,427	$816	$1,497,296	$245	$(1,082,769)	$604,473
Issuance of common stock upon exercises of stock options	—	—	—	—	61,527	1	762	—	—	763
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	232	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,844	—	—	10,844
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(100,735)	(100,735)
Balance as of June 30, 2025	134,864	$61,188	145,160	$127,697	81,651,186	$817	$1,508,902	$69	$(1,183,504)	$515,169
Issuance of common stock, March 2025 ATM, net of issuance costs of $209	—	—	—	—	500,000	5	9,746	—	—	9,751
Issuance of common stock upon exercises of stock options	—	—	—	—	34,522	—	547	—	—	547
Issuance of common stock under employee stock purchase plan	—	—	—	—	43,450	—	558	—	—	558
Share-based compensation expense	—	—	—	—	—	—	11,250	—	—	11,250
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(34,599)	(34,599)
Balance as of September 30, 2025	134,864	$61,188	145,160	$127,697	82,229,158	$822	$1,531,003	$363	$(1,218,103)	$502,970

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022
Issuance of common stock upon the conversion of convertible preferred stock	(15,000)	(6,806)	—	—	1,000,048	10	6,796	—	—	—
Issuance of common stock, January 2024 Public Offering, net of issuance costs of $9,304	—	—	—	—	7,142,858	71	140,625	—	—	140,696
Issuance of common stock, September 2022 ATM, net of issuance costs of $1,088	—	—	—	—	1,561,570	15	35,162	—	—	35,177
Issuance of common stock for exercises of stock options	—	—	—	—	66,191	1	837	—	—	838
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	22,642	—	356	—	—	356
Vesting of restricted stock units	—	—	—	—	19,115	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	12,688	—	—	12,688
Change in unrealized loss on investments	—	—	—	—	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	—	—	—	—	(48,542)	(48,542)
Balance as of March 31, 2024	157,435	$71,429	143,522	$128,281	63,798,536	$638	$1,156,999	$(367)	$(774,450)	$582,530
Issuance of common stock for exercises of stock options	—	—	—	—	81,139	1	209	—	—	210
Share-based compensation expense	—	—	—	—	—	—	11,767	—	—	11,767
Change in unrealized loss on investments	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(64,993)	(64,993)
Balance as of June 30, 2024	157,435	$71,429	143,522	$128,281	63,879,675	$639	$1,168,975	$(543)	$(839,443)	$529,338
Issuance of common stock upon the conversion of convertible preferred stock	(22,571)	(10,241)	(18,362)	(24,085)	2,729,000	27	34,299	—	—	—
Issuance of Series B preferred stock and common stock, September 2024 Public Offering, net of issuance costs of $15,524	—	—	20,000	23,501	12,466,600	125	219,600	—	—	243,226
Issuance of common stock for exercises of stock options	—	—	—	—	84,676	1	1,108	—	—	1,109
Issuance of common stock for cash under employee stock purchase plan					21,494	—	317	—	—	317
Share-based compensation expense	—	—	—	—	—	—	8,720	—	—	8,720
Change in unrealized gain on investments	—	—	—	—	—	—	—	1,475	—	1,475
Net loss	—	—	—	—	—	—	—	—	(76,689)	(76,689)
Balance as of September 30, 2024	134,864	$61,188	145,160	$127,697	79,181,445	$792	$1,433,019	$932	$(916,132)	$707,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(222,246)	$(190,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	32,314	33,175
Non-cash interest expense	308	318
Depreciation and amortization	340	417
Accretion and amortization of available-for-sale securities	(5,005)	(12,448)
Non-cash lease expense	(30)	188
Net loss on disposal of equipment	—	449
Changes in operating assets and liabilities:
Unbilled revenue	(70,000)	—
Prepaid expenses and other assets	8,849	(5,256)
Accounts payable	7,942	3,850
Accrued and other liabilities	(5,109)	10,544
Net cash used in operating activities	(252,637)	(158,987)
Cash flows from investing activities:
Purchases of short-term investments	(141,084)	(513,289)
Maturities of short-term investments	443,196	347,950
Purchase of property and equipment	(255)	(397)
Net cash provided by (used in) investing activities	301,857	(165,736)
Cash flows from financing activities:
Proceeds from sale of common stock in public offering	—	383,749
Proceeds from sale of common stock in at-the-market offerings	14,904	36,265
Payments of issuance costs associated with sale of common stock	(416)	(24,132)
Proceeds from the issuance of Series B preferred stock, pursuant to September 2024 Public Offering	—	25,001
Payment of issuance costs associated with the sale of preferred stock	—	(1,500)
Proceeds from issuance of common stock upon exercises of warrants	1,618	—
Proceeds from issuance of common stock upon exercises of stock options	3,607	2,157
Proceeds from issuance of common stock under employee stock purchase plan	1,120	673
Net cash provided by financing activities	20,833	422,213
Net increase in cash and cash equivalents	70,053	97,490
Cash and cash equivalents at beginning of period	99,594	102,827
Cash and cash equivalents at end of period	$169,647	$200,317

Supplemental disclosure of cash flow information
Cash paid for interest	$1,362	$1,367
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock upon the conversion of convertible preferred stock	$—	$41,132
Deferred issuance costs included in accounts payable and accrued liabilities	$528	$370
Purchase of property and equipment included in accounts payable and accrued liabilities	$17	$88
Right-of-use asset obtained in exchange for new lease liability	$729	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s most advanced program, veligrotug, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, VRDN-003, is an extended half-life monoclonal antibody with the same binding domains as veligrotug designed for administration as convenient, low-volume, subcutaneous auto-injector injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity and Capital Resources
The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2025 of $490.9 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.
The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, Series A convertible preferred stock, Series B convertible preferred stock, and other equity securities, debt financings, and license fees and reimbursements received under collaboration agreements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $1,218.1 million. The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. In addition, the Company may continue to incur additional operating losses as a result of planned expenditures for research and development activities, its drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial and compliance capabilities.
The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues from product sales or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing activities, and commercialization activities for the Company’s product candidates, if approved, may require significant additional capital. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to develop its product candidates. Changing circumstances may cause the Company to consume capital significantly faster or slower than currently anticipated. If the Company is unable to acquire additional capital or resources, it will be required to modify its operational plans. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial reporting and as required by Regulation S-X,

Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”), or the Financial Accounting Standards Board (“FASB”).
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
Unaudited Interim Condensed Consolidated Financial Information
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other future period.
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
Use of Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, fair value of investments, accrued research and development expenses, income taxes and share-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
The Company enters into license and collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license, or grants an option to license rights to certain of the Company’s product candidates and performs research and development services or other services in connection with such agreements. The terms of these agreements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; developmental, clinical, regulatory, and commercial sales milestone payments; and royalties on net sales of licensed products.

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
The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and collaboration and other research and development revenue in the period of adjustment.
For agreements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s license, collaboration or other agreements.
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
Research and Development
Research and development costs are expensed as incurred in performing research and development activities. The costs include employee-related expense including salaries, benefits, share-based compensation, restructuring charges including severance costs, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, costs of research and development activities conducted by third parties on the Company’s behalf, costs to have materials manufactured on the Company’s behalf, purchases of laboratory supplies, depreciation, and facilities and overhead costs. The Company records research and development expense in the period in which the Company receives or takes ownership of the applicable goods or when the applicable services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
The Company records up-front and milestone payments to acquire and retain contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved for sale by the U.S. Food and Drug Administration (“FDA”). Such up-front and milestone payments are reflected as cash used in operating activities within the unaudited condensed consolidated statement of cash flows.
Clinical Trial and Nonclinical Study Accruals
The Company makes estimates of accrued liabilities as of each balance sheet date in its unaudited condensed consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued liabilities for clinical trials and nonclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. Payments under the Company’s agreements with external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to the Company’s research and development expenses may be necessary in future periods as its estimates change.
Share-Based Compensation
The Company issues share-based awards to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company measures and recognizes share-based compensation expense for its share-based awards granted to employees and non-employees based on the estimated grant date fair value in accordance with ASC Topic 718, Compensation - Stock Compensation. The Company uses the fair value of its common stock to determine the fair value of RSUs and the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, the expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company recognizes share-based compensation expense for awards with service-based conditions using the straight-line method over the requisite service period. The Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value due to the short maturities of these instruments.
Investments
The Company’s investments consist of highly-rated corporate and U.S. Treasury securities and have been classified as available-for-sale securities. Accordingly, these investments are recorded at their respective fair values, as determined based on quoted market prices. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations, and thus are classified as current assets.
Available-for-sale debt securities with unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until their disposition. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method. The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is determined to be other-than-temporary.
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
Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, unbilled revenue, prepaid expenses, accounts payable and accrued liabilities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company invests its excess cash primarily in deposits and money market funds held with one financial institution. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Operating Lease Right-of-Use Assets and Liabilities
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities in accordance with ASC Topic 842, Leases (“ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The Company includes the initial lease term in its assessment of a lease arrangement; options to extend a lease are not included in the assessment unless there is a reasonable certainty that the Company will exercise the option to extend. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use asset and operating lease liability within accrued and other liabilities in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 7. Commitments and Contingencies - Lease Obligations for additional information related to the Company’s operating leases.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock classified in equity at their respective fair values on the dates of issuance, net of issuance costs.
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2025 and 2024.
Net Loss per Share
The Company computes net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock using the two-class method required for multiple classes of common stock and other participating securities. The Company has determined that the Series A convertible preferred stock and Series B convertible preferred stock do not have preferential rights over the Company’s common stock and, accordingly, are considered to be a second and third class of common stock for purposes of calculating net loss per share. Basic net loss per share is calculated by dividing the allocated net loss to each share class by the weighted average number of shares outstanding during the period. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding would be antidilutive.
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income (loss) are reflected as a separate component in the unaudited condensed consolidated statements of stockholders’ equity.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the unaudited condensed consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses have been recognized during the nine months ended September 30, 2025 and 2024.
Warrants
Upon the issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to ASC Topic 480, Distinguishing

Liabilities from Equity, ASC Topic 505, Equity, ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants for common stock are classified as liabilities when the Company may be required to settle the warrants in cash and classified as equity when the Company will settle the warrants in shares of its common stock.
Segment Information
The Company manages its operations as a single operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
Recently Issued Accounting Standard Updates
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.
In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.
3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
The Company’s investments consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Money market funds	$149,190	$—	$—	$149,190
U.S. treasury securities	174,357	195	(20)	174,532
U.S. corporate paper and bonds	157,524	195	(7)	157,712
Total	$481,071	$390	$(27)	$481,434

December 31, 2024
Money market funds	$96,058	$—	$—	$96,058
U.S. treasury securities	286,039	196	(320)	285,915
U.S. corporate paper and bonds	326,966	361	(247)	327,080
International corporate bond holdings	4,995	—	—	4,995
Total	$714,058	$557	$(567)	$714,048

The money market funds above are included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2025, $11.0 million of U.S. corporate paper and bonds are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
As of September 30, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and nine months ended September 30, 2025 and 2024. The Company did not have any sales of short-term investments during the three and nine months ended September 30, 2025 and 2024. The contractual maturity dates of the Company’s investments are all less than 24 months.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Cash equivalents:
Money market funds	$149,190	$—	$—	$149,190
Short-term investments:
U.S. treasury securities	4,999	169,533	—	174,532
U.S. corporate paper and bonds	—	157,712	—	157,712
Total cash equivalents and short-term investments	$154,189	$327,245	$—	$481,434

December 31, 2024
Cash equivalents:
Money market funds	$96,058	$—	$—	$96,058
Short-term investments:
U.S. treasury securities	21,692	264,223	—	285,915
U.S. corporate paper and bonds	—	327,080	—	327,080
International corporate bond holdings	—	4,995	—	4,995
Total cash equivalents and short-term investments	$117,750	$596,298	$—	$714,048

4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024

	(in thousands)
Accrued outsourced manufacturing	$11,815	$19,370
Accrued outsourced clinical and nonclinical studies	10,838	11,585
Accrued compensation and related benefits	10,714	10,638
Operating lease liabilities, short-term	730	513
Accrued professional fees	4,176	2,323
Deferred revenue - related party, current	372	288
Accrued interest payable	149	154
Other accrued liabilities	1,839	860
Total accrued liabilities	$40,633	$45,731

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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2025 was 8.95%.
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
The total cost of all items (cash interest and the end-of-term fee) is being recognized as interest expense using an effective interest rate of approximately 9.3%. The Company recorded interest expense of $0.6 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.7 million during the three and nine months ended September 30, 2024, respectively.
The following table summarizes the components of the Amended Term Loan, on the Company’s unaudited condensed consolidated balance sheet at September 30, 2025:

September 30, 2025
(in thousands)
Gross term loan proceeds	$20,000
Accrued end-of-term fee	890
Long-term debt	$20,890
The carrying value of the Amended Term Loan approximates its fair value. In October 2025, the Company executed a second amendment to the Hercules Loan and Security Agreement (see Note 13), which among other changes, extended the maturity of the Company’s debt to October 2030. As a result, the Company’s future principal payments of $20.0 million as of September 30, 2025, which exclude the end of term fee, have been reclassified to long-term debt.
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
The Zenas Agreements would qualify as a collaborative arrangement under the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). While this arrangement is in the scope of ASC 808, the Company applied ASC 606 to account for certain aspects of this arrangement. The Company applied ASC 606 for certain activities within the arrangement associated with the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
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
In January 2024, the Company entered into a letter agreement with Zenas BioPharma (the “Zenas Letter Agreement”) pursuant to which Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. Under the Zenas Letter Agreement, the Company agreed to reimburse costs incurred by Zenas BioPharma, including a full-time equivalent rate for services rendered. In connection with the execution of the Zenas Letter Agreement, the Company made an initial payment of $1.5 million, which was recorded as research and development expense during the nine months ended September 30, 2024 as services were performed. During the nine months ended September 30, 2025, the Company recorded $0.4 million in research and development expense related to the Zenas Letter Agreement.
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
In July 2025, the Company entered into a side agreement with Zai Lab (the “Side Agreement”), with Zenas BioPharma as countersigner, pursuant to which the Company agreed to provide certain services directly to Zai Lab to support development and commercialization activities. Under the Side Agreement, the Company will charge Zai Lab a fixed hourly rate for services, plus reimbursement of out-of-pocket costs. In August 2025, the Company entered into a Material Transfer Agreement (the “MTA”) with Zai Lab, to supply certain materials for clinical trial use in exchange for a fixed payment. The Side Agreement and MTA were evaluated under ASC 606 and determined to be contract modifications to the Zenas Agreements. The services provided under the Side Agreement and materials provided under the MTA to Zai Lab as a sublicensee of Zenas BioPharma are not distinct from those in the Zenas Agreements, as they are integral to the research and development activities enabled by the original license and therefore do not represent a separate performance obligation. As a result, the modifications do not meet the criteria to be accounted for as separate contracts.
During the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $0.7 million, respectively, of collaboration revenue related to the Zenas Agreements, Side Agreement and MTA. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements.
The Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s capital stock and a member of Fairmount has a seat on Zenas BioPharma’s board of directors. The Side Agreement and MTA with Zai Lab are also considered related party transactions of the Company because Zenas BioPharma has determined Zai Lab is its related party, given that Zenas BioPharma’s CEO and chairman also serves as a member of Zai Lab’s board of directors.
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

During the three months ended September 30, 2025, there were no research and development costs related to the Amended Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”). During the nine months ended September 30, 2025, the Company recorded $4.5 million in research and development costs related to the Paragon Agreements. During the three and nine months ended September 30, 2024, the Company recorded $7.7 million and $10.9 million, respectively, in research and development costs related to the Paragon Agreements. As of December 31, 2024, a related party balance with Paragon of $0.8 million is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
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
Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd.
In July 2025, the Company and Kissei Pharmaceutical Co., Ltd. (“Kissei”) entered into a Collaboration and License Agreement (the “Kissei Agreement”) pursuant to which the Company granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and VRDN-003 for potential treatments, including treatment of TED, in Japan, and a non-exclusive license to manufacture such licensed products worldwide for use in Japan under certain limited circumstances.
The transaction price under the Kissei Agreement included a one-time, non-refundable and non-creditable upfront cash payment to the Company of $70.0 million, which is included in unbilled revenue on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, and was paid to the Company in October 2025. Additionally, the Company is eligible to receive up to an additional $315.0 million of non-refundable milestone payments upon achieving specific milestone events during the contract term, as well as tiered royalty payments ranging from percentages in the twenties to the mid-thirties based on the annual net sales of any licensed products sold in Japan. Kissei is obligated to make royalty payments to the Company for the royalty term as defined in the Kissei Agreement.
The term of the Kissei Agreement will continue until expiration of the last to expire payment obligations, unless terminated earlier. Kissei has the right to terminate the Kissei Agreement for convenience with written notice of certain periods. The Company may terminate the Kissei Agreement under certain conditions. In addition, either party may terminate the Kissei Agreement for the other party’s material breach or insolvency.
The Company evaluated the Kissei Agreement in accordance with ASC 606 and concluded that the contract counterparty, Kissei, is a customer. The Company evaluated the promised goods and services within the Kissei Agreement and determined which goods and services were separate performance obligations. The Company determined the Kissei Agreement had two performance obligations: (i) granting the exclusive licenses to develop and commercialize veligrotug, and (ii) granting the exclusive license to develop and commercialize VRDN-003. The performance obligations were satisfied concurrently at a point in time upon the granting of the license rights at contract inception.
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied. Under the Kissei Agreement, the Company may manufacture and provide clinical supply to Kissei to use in development and commercialization in the licensed territory for consideration, as defined within the Kissei Agreement. Certain of these provisions were determined to be options to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service and therefore do not represent material rights, or separate performance obligations, within the context of the Kissei Agreement.
During the three and nine months ended September 30, 2025, the Company recognized license revenue of $70.0 million related to the Kissei Agreement, associated with the upfront cash payment.

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
Contingent Value Rights Agreement
In accordance with the merger agreement with miRagen Therapeutics, Inc. (“miRagen”), on November 4, 2020, the Company entered into a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of the Company’s common stock as of November 6, 2020, other than former stockholders of the private entity Viridian Therapeutics, Inc. (which merged with miRagen), received one contingent value right (a “CVR”) for each share of Company common stock held by such holder on that date. Under the CVR Agreement, holders of CVRs would have been entitled to receive a portion of the net proceeds for any dispositions of certain legacy miRagen assets consummated through December 31, 2021. As of December 31, 2021, the disposition period had expired. There were no dispositions of any such legacy assets prior to that time and, accordingly, there will be no payments made under the CVR Agreement. The CVR Agreement expired on November 4, 2025.
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
Lease Obligations
Colorado-based Office and Lab Space
The Company is party to a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space (the “Colorado Lease”). Upon adoption of ASC 842 and upon subsequent modification of the lease in 2020 and in March 2021, the Company recognized a right-of-use asset and corresponding lease liability for the Colorado Lease of approximately $1.6 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the 12 months expected remaining term. As part of the amendment in March 2021, the lease maturity date was extended to December 31, 2024.
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
Massachusetts-based Office Space
The Company is party to a multi-year, non-cancelable lease agreement for its Massachusetts-based office space (as subsequently amended in July 2021, April 2022, July 2022, April 2024, September 2024 and September 2025, the “Massachusetts Lease”). The Massachusetts Lease includes rent escalation clauses throughout the lease term. Minimum base lease payments under the Massachusetts Lease are recognized on a straight-line basis over the full term of the Massachusetts Lease. Upon initial assumption of the Massachusetts Lease in October 2020, the Company recognized a right-of-use asset and corresponding lease liability of $0.1 million by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate, over the expected remaining term.
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

In September 2025, the Company entered into a Sixth Amendment of the Massachusetts Lease (the “Sixth Amendment”) to lease an additional 5,240 square feet of office space in the same building. The Sixth Amendment provides for additional annual base rent of approximately $0.2 million for the additional office space and includes annual base rent escalation clauses during the lease term. The Sixth Amendment was treated as a lease modification accounted for as a separate contract and the Company recorded a new right-of-use asset and corresponding lease liability of approximately $0.7 million related to the Sixth Amendment on the lease commencement date.
Future lease payments under noncancellable leases as of September 30, 2025 are as follows:

(in thousands)
2025 (remainder)	$237
2026	965
2027	836
2028	854
2029	505
2030	—
Total future minimum lease payments	3,397
Less: imputed interest	(511)
Total lease liabilities	$2,886
As of September 30, 2025, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.7 million within accrued liabilities and $2.2 million of long-term lease obligations within other liabilities in the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2025, the weighted average remaining lease term was 3.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.2%.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, which was included in operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease obligations, amounted to $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.
The Company is also required to pay for certain variable operating costs, taxes, and operating expenses related to both the Colorado Lease and Massachusetts Lease.
8. CAPITAL STOCK
Common Stock
Under the Company’s second restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.01 per share. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of a majority of the Company’s stock who are entitled to vote. Each share of common stock is entitled to one vote. The holders of common stock are entitled to receive dividends when and as declared or paid by its board of directors.
Common Stock Sales Agreements - Jefferies LLC
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. No shares were sold under the September 2022 ATM Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 245,388 shares under the September 2022 ATM Agreement at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the nine months ended September 30, 2024, the Company sold 1,561,570 shares under the September 2022 ATM Agreement at a weighted average price of $23.22 per share, for aggregate net proceeds of approximately $35.2 million, including commissions to Jefferies as a sales agent. The September 2022 ATM Agreement was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. During the three and nine months ended September 30, 2025, the Company sold 500,000 shares under the March 2025 ATM Agreement at a weighted average price of $19.92 per share, for aggregate net proceeds of approximately $9.8 million, including commissions to Jefferies as a sales agent.
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
Convertible Preferred Stock
Under the Company’s second restated certificate of incorporation, the Company’s board of directors has the authority to designate and issue up to 5,000,000 shares of convertible preferred stock, with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.
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
As of September 30, 2025 and December 31, 2024, there were 134,864 shares of Series A convertible preferred stock outstanding. No shares of Series A convertible preferred stock were converted into common stock during the nine months ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, there were 145,160 shares of Series B convertible preferred stock outstanding. No shares of Series B convertible preferred stock were converted into common stock during the nine months ended September 30, 2025.
9. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price Per Share at September 30, 2025	Remaining Contractual Life at September 30, 2025 (No. Years)
	September 30, 2025	December 31, 2024
Liability-classified warrants
Issued April 2017	—	781	$—

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	4.98
Issued February 2020 (2)	—	218,050	$—
Subtotal	29,446	247,496	$0.15
Total warrants	29,446	248,277	$0.15
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the nine months ended September 30, 2025 is as follows:

	Common Stock Warrants
	Number	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	248,277	$14.91
Exercised(1)	(207,492)	$16.50
Expired	(11,339)	$24.18
Outstanding at September 30, 2025	29,446	$0.15

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
In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. In June 2023, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. In June 2024, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 2,000,000 shares. In June 2025, the Company’s stockholders approved a further amendment and restatement of the 2016 Plan to, among other things, increase the number of shares reserved for issuance thereunder by 8,000,000 shares. The 2016 Plan will terminate in April 2035.
As of September 30, 2025, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,776,879	—
2020 Plan	—	51,709	—
2016 Plan	1,090,439	6,675,094	10,504,133
2008 Plan	—	—	—
Total	1,090,439	14,503,682	10,504,133
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a two or four-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	314,075	$15.51
Granted	846,678	$14.46
Vested	(8,547)	$33.29
Forfeited	(61,767)	$15.29
Outstanding at September 30, 2025	1,090,439	$14.57
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	11,348,519	$18.11	7.9	$37,138
Granted	5,633,527	$15.22
Exercised	(281,475)	$12.82
Forfeited	(631,704)	$20.57
Expired	(1,565,185)	$23.26
Outstanding as of September 30, 2025	14,503,682	$16.43	8.6	$85,641
Exercisable as of September 30, 2025	4,718,639	$17.74	7.9	$25,913
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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $10.43 and $10.83, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	5.0	5.1
Expected volatility	84%	89%
Risk-free interest rate	4.0%	4.3%
Expected dividend yield	—%	—%
Weighted average exercise price	$15.22	$15.08
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. As of September 30, 2025, the Company had no shares available for issuance, and 186,982 cumulative shares had been issued under the 2016 ESPP. The 2016 ESPP terminated upon closing of the last offering period in September 2025.
In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”) and therefore, following the conclusion of the offering period in September 2025, no new offering periods under the 2016 ESPP will commence. The 2025 ESPP allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price on the first day of the offering period or (ii) the closing price on the purchase date. As of September 30, 2025, the Company had 2,000,000 shares available for issuance and no shares have been issued under the 2025 ESPP.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$5,107	$4,673	$16,029	$17,142
General and administrative	6,143	4,047	16,285	16,033
Total share-based compensation expense	$11,250	$8,720	$32,314	$33,175
During the nine months ended September 30, 2025, the Company recorded $1.6 million of incremental share-based compensation related to the acceleration of vesting for former executive officers. During the nine months ended September 30, 2024, the Company recorded $4.6 million of incremental share-based compensation related to the acceleration of vesting for former executive officers, an amount which includes $0.3 million related to the modification of the terms of options outstanding at the time of termination for one executive which would have otherwise forfeited. The Company also recorded $2.0 million in share-based compensation related to the accounting for a modification of the equity awards to extend the post-termination exercise period of certain vested stock options for a former executive.
As of September 30, 2025, the Company had $103.3 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.8 years. As of September 30, 2025, the Company had $12.9 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.1 years.

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
The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(3,097)	$(3,333)	$(28,169)	$(19,934)	$(21,456)	$(180,856)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,784,499	134,864	145,160	81,576,987
Net loss per share, basic and diluted	$(22.96)	$(22.96)	$(0.34)	$(147.81)	$(147.81)	$(2.22)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(9,243)	$(8,683)	$(58,763)	$(24,328)	$(21,798)	$(144,098)
Denominator
Weighted-average shares outstanding	156,699	147,218	66,420,063	161,568	144,763	63,800,798
Net loss per share, basic and diluted	$(58.99)	$(58.98)	$(0.88)	$(150.57)	$(150.58)	$(2.26)

There are no potentially dilutive securities to Series A convertible preferred stock or Series B convertible preferred stock. Potentially dilutive securities to the common stock include the following:

	September 30,
	2025	2024
Series A preferred stock (as converted to shares of common stock)	8,991,383	8,991,383
Series B preferred stock (as converted to shares of common stock)	9,677,817	9,677,817
Options to purchase common stock	14,503,682	11,352,087
Warrants to purchase common stock	29,446	249,883
Restricted stock units	1,090,439	514,540
Total	34,292,767	30,785,710
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
Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Segment research and development expense (a)	$81,106	$64,434	$233,544	$148,993
Segment general and administrative expense (a)	18,117	10,284	45,165	29,208
Share-based compensation expense (see Note 10)	11,250	8,720	32,314	33,176
Total operating expenses	110,473	83,438	311,023	211,377
License revenue	(70,000)	—	(70,000)	—
Other items (b)	(5,874)	(6,749)	(18,777)	(21,153)
Consolidated net loss	$34,599	$76,689	$222,246	$190,224
(a) Share-based payment expense of $5,107 and $4,673 related to research and development and $6,143 and $4,047 related to general and administrative have been excluded for the three months ended September 30, 2025 and 2024, respectively, and included within share-based compensation expense. Share-based payment expense of $16,029 and $17,142 related to research and development and $16,285 and $16,033 related to general and administrative have been excluded for the nine months ended September 30, 2025 and 2024, respectively, and included within share-based compensation expense.
(b) Other items consist primarily of collaboration revenue, interest income, interest expense and depreciation expense.
13. SUBSEQUENT EVENTS
Purchase and Sale Agreement
In October 2025, the Company and DRI Healthcare Acquisitions LP (“DRI”) entered into a Purchase and Sale Agreement (the “DRI Purchase and Sale Agreement”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from the Company in exchange for up to $300.0 million in consideration consisting of: (a) $55.0 million that was paid on the signing date; (b) $25.0 million that is payable following the achievement of certain milestones with respect to the Company’s

VRDN-003 pivotal phase 3 clinical trials, REVEAL-1 and REVEAL-2, on or before a specified date; (c) $75.0 million that is payable following receipt of marketing approval for veligrotug from the FDA on or before a specified date; (d) $15.0 million that is payable if the events set forth in the foregoing clauses (b) and (c) are met; (e) $50.0 million that is payable following receipt of marketing approval for VRDN-003 from the FDA on or before a specified date; (f) at the Company’s election, $50.0 million that is payable following the Company’s achievement of net sales of certain products equal to or exceeding $1.1 billion on or before a specified date; and (g) an additional $30.0 million that may be payable to the Company at a time and pursuant to financial terms agreed upon by the Company and DRI at such time.
The DRI Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and DRI and customary covenants on the part of the Company, as well as a limit on the amount of incurrence of certain types of indebtedness, which limit automatically terminates a certain period of time following receipt of marketing approval for veligrotug in the U.S. The Company will pay tiered royalties to DRI based on net sales of veligrotug, VRDN-003 and certain other related products (the “Net Sales”). The royalties consist of (i) 7.5% of annual U.S. net sales up to and including $600.0 million, which royalties could increase to low-double digits if marketing approval for VRDN-003 is not received prior to a specified date, (ii) 0.8% of annual U.S. net sales above $600.0 million and up to and including $900.0 million, (iii) 0.25% of annual U.S. net sales above $900.0 million and up to $2.0 billion, and (iv) no royalty owed for annual U.S. net sales in excess of $2.0 billion. The DRI Purchase and Sale Agreement may only be terminated upon (i) repayment by the Company of a certain multiplier of the consideration paid to the Company by DRI (less payments by the Company to DRI to date) on or prior to a certain date or (ii) repayment by the Company of a certain multiplier of the consideration paid by DRI to the Company (less payments by the Company to DRI to date) following a change of control of the Company on or prior to a certain date. In the event of a change of control on or prior to a certain date, the Company has the option to repurchase, and DRI may require the Company to repurchase, the revenue participation right from DRI for the multiplier amount (less payments to date).
Amendment to the Loan and Security Agreement
In October 2025, the Company executed a second amendment (the “Hercules Second Amendment”) to its Hercules Loan and Security Agreement.
Under the Hercules Second Amendment, the term loan facility was amended to provide an aggregate principal amount of up to $300.0 million (the “New Term Loan”), consisting of (1) an initial tranche of $100.0 million (“Tranche 1”), comprised of $50.0 million drawn upon execution of the Hercules Second Amendment, $25.0 million (“Tranche 1B”) available through September 15, 2026, and $25.0 million available from the earlier to occur of the expiration or full funding of Tranche 1B through December 15, 2026, (2) a second tranche of $50.0 million (“Tranche 2”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 1 and December 15, 2025 through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 2 Expiration Date”), (3) a third tranche of $50.0 million (“Tranche 3”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 2 and the Tranche 2 Expiration Date through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 3 Expiration Date”), (4) a fourth tranche of $50.0 million, subject to achievement of a certain revenue milestone, available from (A) the earlier to occur of the full draw of Tranche 3 and the Tranche 3 Expiration Date through (B) March 15, 2028, and (5) a fifth tranche of $50.0 million, subject to approval by the Lenders’ investment committee(s), available through October 17, 2030. The milestones for Tranche 2, Tranche 3 and Tranche 4 have not yet been achieved. The obligations of the Company under the Hercules Second Amendment are secured by substantially all of the assets of the Company.
The New Term Loan has a maturity date of October 17, 2030. The New Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.95% and (ii) 1.45% above the Prime Rate, provided that the New Term Loan interest rate shall not exceed a per annum rate of 9.45%. Interest is payable monthly in arrears on the first business day of each month.
Under the Hercules Second Amendment, the Company is obligated to make interest-only payments through October 17, 2029. If certain regulatory milestones are met, then the interest-only period will be extended to October 17, 2030. The Company is required to repay the New Term Loan amount in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 17, 2030. In addition, the Company is required to pay an end-of-term fee equal to 4.25% of the principal amount of funded New Term Loan advances if the New Term Loan is repaid on or prior to October 17, 2027 or 6% of the principal amount of funded New Term Loan advances at maturity if the New Term Loan is repaid after October 17, 2027.

Public Offering
In October 2025, the Company sold 11,425,000 shares of the Company’s common stock in a public offering at a public offering price of $22.00 per share (the “October 2025 Public Offering”). The aggregate gross proceeds to the Company from the October 2025 Public Offering were $251.4 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,713,750 shares of its common stock on the same terms and conditions as the common stock sold in the offering, which was exercised in full in October 2025 for gross proceeds to the Company of $37.7 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025 (“2024 Annual Report on Form 10-K”). This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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
We are developing therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase, followed by a transition to a secondary chronic phase. The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza is marketed in the United States by Amgen Inc. (“Amgen”).
The results from clinical trials of teprotumumab provide strong clinical validation linking the targeting of IGF-1R to clinical benefit in patients with TED. However, clinical trials evaluating teprotumumab in patients with TED reported to date used a single dosing regimen, providing little guidance as to the optimal dosing required for clinical activity in TED. We believe that there are multiple opportunities to develop fast-follower therapeutics that improve on teprotumumab’s features, including dosing schedule, route of administration, and safety profile.

Development of Therapies to Treat Thyroid Eye Disease (TED)
We are developing two product candidates, veligrotug for intravenous and VRDN-003 for subcutaneous administration, to treat patients who suffer from TED. Our most advanced program, veligrotug, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro nonclinical data, we showed that veligrotug is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. VRDN-003 has the same binding domain as veligrotug, and was engineered to have a longer half-life. VRDN-003 is designed to be a low-volume, infrequently-dosed subcutaneous IGF-1R for TED, which we plan to launch commercially with an auto-injector to enable at-home patient self-administration. We believe VRDN-003 has the potential to be the best-in-class subcutaneous anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety and maximizing convenience for patients.
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
We are conducting a global pivotal program for veligrotug, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 are each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. On September 10, 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved all primary and secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. On December 16, 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved all primary and secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug continued to demonstrate a rapid onset of treatment effect, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. Veligrotug demonstrated positive durability at 52 weeks in THRIVE, showing that 70% of patients who were proptosis responders at week 15 maintained their response at week 52. To meet the 300 patient standard safety database requirements for the veligrotug BLA, we are conducting our STRIVE clinical trial (safety database inclusive of patients from the THRIVE and THRIVE-2 trials). STRIVE is a global study of veligrotug in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). In January 2025, we completed enrollment in STRIVE with a total of 231 patients, exceeding the enrollment target of 212 due to patient demand. We have also completed enrollment of the open label extension study for non-responding patients in THRIVE and THRIVE-2. In May 2025, the U.S. FDA granted Breakthrough Therapy designation to veligrotug. We submitted a BLA for veligrotug in October 2025 and anticipate submitting an MAA to the EMA in the first quarter of 2026.
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

We are conducting a global pivotal program for VRDN-003, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies are evaluating subcutaneous VRDN-003 administered every four weeks or every eight weeks and will assess outcomes versus placebo. In September 2025, we announced that REVEAL-1 and REVEAL-2 completed enrollment, enrolling 132 and 204 patients, respectively, each exceeding its target enrollments of 117 and 195 patients, respectively, due to demand. 67% of REVEAL-1 patients were enrolled from the U.S., and 56% of REVEAL-2 patients were enrolled from the U.S. In addition, to enable BLA submission for VRDN-003, we are conducting a safety study to meet the 300 patient standard safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials) for which we completed enrollment in October 2025, enrolling 321 patients, exceeding its target enrollment of 284 patients due to demand, and an auto-injector study to enable launching VRDN-003 in an auto-injector device, if approved. We anticipate topline data for REVEAL-1 in the first quarter of 2026 and REVEAL-2 in the second quarter of 2026, and we anticipate submitting a BLA for VRDN-003 for the treatment of TED by the end of 2026.
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
VRDN-006 is a highly selective Fc fragment that inhibits FcRn and is designed to be a convenient subcutaneous and self-administered option for patients. In non-human primate (“NHP”) studies, VRDN-006 demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low-density lipoprotein (“LDL”) levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head NHP studies, VRDN-006 demonstrated comparable potency and IgG reductions to efgartigimod, which is the current standard of care in FcRn inhibition, as well as a similar safety profile. We submitted an IND for VRDN-006 in December 2024, which cleared in January 2025. In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, and that VRDN-006 was sparing of albumin and LDL and was generally well-tolerated to date with no dose-limiting toxicities or serious adverse events.
VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and LDL, consistent with efgartigimod. We anticipate submitting an IND for VRDN-008 by the end of 2025 with healthy volunteer data available in 2026.
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

In October 2020, we became party to a license agreement with Zenas BioPharma. Since February 2021, we have entered into several letter agreements with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing (collectively with the license agreement, the “Zenas Agreements”). Under the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. Zenas BioPharma announced that it had obtained IND approval in China in July 2022. Under the license agreement, we received a $1.0 million milestone payment from Zenas BioPharma. Additionally, we are eligible to receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. Zenas BioPharma is obligated to make royalty payments to us for the royalty term in the Zenas Agreements. In May 2022, we entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma to manufacture and supply, or have manufactured and supplied, clinical drug product for development purposes. In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab (Hong Kong) Limited (“Zai Lab”) and assigned the Manufacturing Development and Supply Agreement to Zai Lab in connection with the sublicense transaction. In July 2025, the Company entered into a side agreement with Zai Lab (the “Side Agreement”), with Zenas BioPharma as countersigner, pursuant to which the Company agreed to provide certain services directly to Zai Lab to support development and commercialization activities. In August 2025, the Company entered into a Material Transfer Agreement (“MTA”) with Zai Lab, to supply certain materials for clinical trial use.
In July 2025, we entered into a Collaboration and License Agreement pursuant to which we granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and VRDN-003 including for the treatment of TED, in Japan, and, under certain circumstances, a non-exclusive license to manufacture such licensed products worldwide for use in Japan. As consideration for the Kissei Agreement, the transaction price included an upfront cash payment of $70.0 million, which was recognized as revenue during the three months ended September 30, 2025. Additionally, we are eligible to receive up to an additional $315.0 million of non-refundable milestone payments upon achieving specific milestone events during the contract term, as well as tiered royalty payments ranging from percentages in the twenties to the mid-thirties based on the annual net sales of any licensed products sold in Japan.
In the future, we expect to continue to generate revenue from a combination of license fees and other up-front payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances and from customers. We expect that any revenue we generate could fluctuate from quarter to quarter as a result of the timing of our achievement of development and commercial milestones, the timing and amount of payments relating to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or our strategic alliance collaborators, if any. If we or our strategic alliance collaborators, if any, fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.
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
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. We may need to secure additional capital and could seek additional strategic alliances in the future in order to advance the various clinical trials that are part of our clinical development program described above.
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
Other Income, net
Other income, net consists primarily of interest income and various income items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and short-term investments. Interest expense consists of cash and non-cash interest expense on our long-term debt.
Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
License revenue	$70,000	$—	$70,000
Collaboration revenue - related party	570	86	484
Research and development expenses	86,261	69,158	17,103
General and administrative expenses	24,322	14,408	9,914
Other income, net	5,414	6,791	(1,377)
Revenue
License revenue for the three months ended September 30, 2025 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue for both the three months ended September 30, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Research and Development Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development expenses
TED portfolio	$55,191	$37,859	$17,332
FcRn inhibitor portfolio	11,121	16,414	(5,293)
Other nonclinical and research and development costs	1,247	750	497
Unallocated expenses
Personnel related expense (including share-based compensation)	16,528	12,539	3,989
Facility and other operating costs	2,174	1,596	578
Total research and development expenses	$86,261	$69,158	$17,103
Direct costs related to the TED portfolio increased by $17.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to:
•$11.6 million increase in clinical trial costs and $4.3 million increase in chemistry, manufacturing and controls costs to support the ongoing global phase 3 clinical trials for veligrotug and VRDN-003.
Direct costs related to the FcRn inhibitor portfolio decreased by $5.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to:
•$3.9 million decrease in milestone, license and option fees, primarily due to a $4.0 million milestone payment to Paragon for an exclusive license agreement during the three months ended September 30, 2024; and
•$1.8 million decrease in chemistry, manufacturing, and controls costs for FcRn inhibitor portfolio assets.
Personnel-related costs increased by $4.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to increased headcount to support our ongoing research and development efforts, including share-based compensation and other employee compensation and recruiting costs.
Facility and other operating costs increased $0.6 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to an increase in professional services fees for consultants and contractors to support the planned BLA submission for veligrotug, which occurred in October 2025, and to advance clinical trials for VRDN-003.
We expect our research and development expenses to remain consistent as we continue to advance our clinical and nonclinical programs.
General and Administrative Expenses
General and administrative expenses were $24.3 million during the three months ended September 30, 2025, compared to $14.4 million during the three months ended September 30, 2024. The $9.9 million increase in general and administrative expenses is primarily attributable to the following:
•$4.9 million increase in personnel related costs, due primarily to increased headcount to support the growing organization;
•$3.4 million increase in market research and related costs to prepare for the potential commercialization of veligrotug; and
•$1.7 million increase in legal, accounting and other professional service fees to support the growing organization.
Other Income, net
Other income, net was $5.4 million during the three months ended September 30, 2025 compared to $6.8 million during the three months ended September 30, 2024 primarily comprised of interest income earned on short-term investments.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
License revenue	$70,000	$—	$70,000
Collaboration revenue - related party	717	230	487
Research and development expenses	249,721	166,294	83,427
General and administrative expenses	61,642	45,499	16,143
Other income, net	18,400	21,339	(2,939)
Revenue
License revenue for the nine months ended September 30, 2025 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue for both the nine months ended September 30, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.

Research and Development Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development expenses
TED portfolio	$151,640	$91,239	$60,401
FcRn inhibitor portfolio	41,498	27,276	14,222
Other nonclinical and research and development costs	2,402	1,599	803
Unallocated expenses
Personnel related expense (including share-based compensation)	49,352	40,841	8,511
Facility and other operating costs	4,829	5,339	(510)
Total research and development expenses	$249,721	$166,294	$83,427
Direct costs related to the TED portfolio increased by $60.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to:
•$52.2 million increase in clinical trial costs and $10.5 million increase in chemistry, manufacturing and controls costs to support the ongoing global phase 3 clinical trials for veligrotug and VRDN-003.
Direct costs related to the FcRn inhibitor portfolio increased by $14.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to:
•$8.4 million increase in chemistry, manufacturing, and controls costs to support IND-enabling activities for assets across the FcRn inhibitor portfolio; and
•$5.1 million increase in nonclinical research and clinical study activity to advance the FcRn inhibitor portfolio.
Personnel-related costs increased by $8.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to:
•$11.4 million increase due primarily to increased headcount to support our ongoing research and development efforts, including share-based compensation, travel costs, and other employee compensation and recruiting costs; partially offset by,
•$2.9 million decrease in severance costs primarily related to separation agreements with former executive officers, including a $1.6 million decrease in share-based compensation due to the acceleration of stock option vesting during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Facility and other operating costs decreased $0.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to a decrease in professional services fees for consultants and contractors.
We expect our research and development expenses to remain consistent as we continue to advance our clinical and nonclinical programs.

General and Administrative Expenses
General and administrative expenses were $61.6 million during the nine months ended September 30, 2025, compared to $45.5 million during the nine months ended September 30, 2024. The $16.1 million increase in general and administrative expenses is primarily attributable to the following:
•$9.0 million increase in personnel related costs, due primarily to increased headcount to support the growing organization and to prepare for the potential commercialization of veligrotug; and
•$6.7 million increase in market research and related costs to prepare for the potential commercialization of veligrotug.
Other Income, net
Other income, net was $18.4 million during the nine months ended September 30, 2025 compared to $21.3 million during the nine months ended September 30, 2024, primarily comprised of interest income earned on short-term investments.
Additional Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A convertible preferred stock, our Series B convertible preferred stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through September 30, 2025, we have generated an accumulated deficit of $1,218.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
In addition, we may continue to incur additional operating losses as a result of planned expenditures for research and development activities, our drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial, and compliance capabilities. Our ability to generate revenues from sales of veligrotug and VRDN-003 in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the timing or availability of additional funds under the DRI Purchase and Sale Agreement or the Hercules Second Amendment, if at all. Our ability to achieve milestones under the DRI Purchase and Sale Agreement or drawdown on the remaining tranches under the Hercules Second Amendment are subject to our achievement of certain regulatory and commercial milestones on or before certain dates or, for certain milestones, on mutual agreement of the applicable party.
The Company expects that its existing cash, cash equivalents and short-term investments as of September 30, 2025 of $490.9 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Based on our current business plans, we believe that the $272.4 million in net proceeds from the October 2025 Public Offering, together with our existing current cash, cash equivalents, short-term investments, the $70.0 million upfront payment receivable from Kissei, which was paid in the fourth quarter 2025, the $55.0 million upfront payment that we received in connection with our entry into the DRI Purchase and Sale Agreement and the $115.0 million in potential near-term milestones anticipated under the DRI Purchase and Sale Agreement, the $30.0 million received by the Company from the Hercules Second Amendment, and anticipated revenue from veligrotug and VRDN-003 sales, if each is approved on our anticipated timelines, will be sufficient to fund our planned operations to break even where our anticipated revenues fund our anticipated operating expenses.
Due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional capital earlier than we currently expect under our present business plans.
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
The Amended Term Loan bears interest at a floating per annum rate equal to the greater of (i) 7.45% and (ii) 4.2% above the Prime Rate (as defined therein), provided that the Amended Term Loan interest rate shall not exceed a per annum rate of 8.95%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of September 30, 2025 was 8.95%.
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
As a subsequent event, in October 2025, we executed a second amendment to our Hercules Loan and Security Agreement extending the maturity date to October 17, 2030 and increasing the aggregate principal amount of up to $300.0 million, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase and Sale Agreement with DRI
As a subsequent event, in October 2025, we entered into a Purchase and Sale Agreement with DRI, pursuant to which DRI purchased rights to certain revenue streams in the U.S. from the Company in exchange for up to $300.0 million in consideration, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this report.
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
As a subsequent event, in October 2025, we sold 11,425,000 shares of our common stock in a public offering at a price of $22.00 per share and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,713,750 shares of our common stock on the same terms and conditions as the common stock sold in the offering, which option was exercised in full in October 2025, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ATM Agreement
In September 2022, we entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies received a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2024, we sold 3,058,751 shares under the September 2022 ATM Agreement at a weighted average price of $22.86 per share, for aggregate net proceeds of approximately $67.7 million, including commissions to Jefferies as a sales agent. During the nine months ended September 30, 2025, we sold 245,388 shares under the September 2022 ATM Agreement at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the three months ended September 30, 2025, there were no sales under the September 2022 ATM Agreement. The September 2022 ATM Agreement was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. During the three and nine months ended September 30, 2025, we sold 500,000 shares under the March 2025 ATM Agreement at a weighted average price of $19.92 per share, for aggregate net proceeds of approximately $9.8 million, including commissions to Jefferies as a sales agent.
Summarized cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(252,637)	$(158,987)	$(93,650)
Investing activities	301,857	(165,736)	467,593
Financing activities	20,833	422,213	(401,380)
Net increase in cash and cash equivalents	$70,053	$97,490	$(27,437)
Operating Activities
Net cash used in operating activities was $252.6 million for the nine months ended September 30, 2025, and primarily consisted of our net loss of $222.2 million, adjusted for non-cash items of $27.9 million (primarily share-based compensation of $32.3 million, offset by the accretion and amortization of premiums and discounts on available-for-sale securities of $5.0 million), and changes in working capital of $58.3 million. The change in working capital was primarily related to an increase of $70.0 million in unbilled revenue due to timing of upfront fee under the Kissei Agreement, partially offset by a decrease of $8.9 million in prepaid expenses and other current assets and a net increase of $2.8 million in accounts payable and accrued and other liabilities due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $159.0 million for the nine months ended September 30, 2024, and primarily consisted of a net loss of $190.2 million, adjusted for non-cash items of $22.1 million (primarily share-based compensation of $33.2 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $12.4 million) and changes in working capital of $9.1 million. The change in working capital was primarily related to a net increase of $14.6 million in accounts payable and accrued and other liabilities, partially offset by an increase of $5.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.

Investing Activities
Net cash provided by investing activities was $301.9 million during the nine months ended September 30, 2025, and consisted primarily of $302.1 million in net maturities of short-term investments.
Net cash used in investing activities was $165.7 million during the nine months ended September 30, 2024, and consisted primarily of $165.3 million in net purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $20.8 million during the nine months ended September 30, 2025, and consisted of primarily of net proceeds of $14.5 million from the March 2025 ATM Agreement and the September 2022 ATM Agreement, as well as $3.6 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $422.2 million during the nine months ended September 30, 2024, and consisted primarily of net proceeds of $419.4 million from the January 2024 Public Offering, September 2024 Public Offering and the September 2022 ATM Agreement, as well as $2.2 million in proceeds from the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the nine months ended September 30, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report on Form 10-K.
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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2025 and 2024, our net loss was $222.2 million and $190.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1,218.1 million and cash, cash equivalents, and short-term investments of $490.9 million.
We expect that our current cash, cash equivalents and short-term investments, will enable us to fund our planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. We may need to raise substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts, our ability to generate revenues from sales of veligrotug and VRDN-003 in the U.S., if approved, and macroeconomic conditions affecting our business and industry.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, the Hercules Loan and Security Agreement, the Kissei Agreement, and the DRI Purchase and Sale Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
As of September 30, 2025, we had $490.9 million of cash, cash equivalents, and short-term investments. We expect that our current cash, cash equivalents and short-term investments, will enable us to fund our planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. We may need to secure additional capital to continue to fund our operations and service our obligations in the future. If we are unable to secure additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our operating expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials, pre-commercial, and commercial activities. We may need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, until we begin to generate revenue from product sales, if any of our product candidates are approved, we expect to rely primarily on equity and/or debt financings or other non-dilutive sources of capital to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our nonclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. For example, even if our clinical trials generate data that we view favorably, investors may not share our interpretation of these data, and we may be unable to raise additional funds. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.
If we are unable to secure additional capital when required or on acceptable terms, we may be required to:

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
We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, obtain the regulatory and marketing approvals, and build and maintain a commercial supply chain necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales until our product candidates receive marketing authorization, if ever. Even if we receive such authorization, our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:
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
Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, or other sources of capital, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
If we raise additional capital through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under our March 2025 ATM Agreement with Jefferies, convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our capital stock by us will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, including under our Hercules Loan and Security Agreement, and other arrangements, such as the DRI Purchase and Sale Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
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
We may not be entitled to obtain additional milestone payments under the DRI Purchase and Sale Agreement.
In October 2025, we entered into the Purchase and Sale Agreement with DRI. In addition to the $55 million we received at signing, this agreement makes available to us up to an additional $245 million in milestone payments. However, these additional milestone payments are subject to satisfaction of certain conditions related to certain VRDN-003 clinical trials and regulatory approvals or commercial sales of veligrotug and VRDN-003 on or prior to a certain date. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder. In the event of a change of control on or prior to a certain date, the Company has the option to repurchase, and DRI may require the Company to repurchase, the revenue participation right from DRI for the multiplier amount (less payments to date).
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
We expect that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of THRIVE and THRIVE-2 patients), will support global health authority registration for veligrotug for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also conducting a global pivotal program for VRDN-003, where we expect that the REVEAL-1 and REVEAL-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of REVEAL-1 and REVEAL-2 patients), will support global health authority registration for VRDN-003 for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. Additionally, Viridian is performing an autoinjector PK study for VRDN-003 to bridge bioequivalence from the vial/syringe used in the REVEAL-1 and REVEAL-2 trials and the autoinjector, with which we plan to launch commercially. However, the results may not show bioequivalence and/or global health authorities may not agree with the methodologies employed to support bioequivalence. If either of these occur, our BLA for VRDN-003 and/or its marketing approval may be significantly delayed.
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
The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA or other regulatory authorities may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities. Additionally, given the current presidential administration and the prospect of potential downsizing, reforming and restructuring of federal health agencies, there may be substantial loss of key FDA staff. Also, as a result of the government shutdown, the FDA staff may be unable to process and review regulatory submissions in a timely manner or at all. If there are significant gaps in subject matter expertise or certain government operations remain suspended for an extended period, the FDA may not be able to meet certain timelines, and review and approval of any of our regulatory submissions to the FDA may be delayed or extended.
In addition to the U.S., we anticipate seeking regulatory approval to commercialize our product candidates in Europe and anticipate seeking regulatory approval to commercialize veligrotug in Europe. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety, efficacy and quality, and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions, even if we were to receive approval in the U.S.
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
Any reduction in FDA’s workforce could also lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact FDA’s ability to provide timely feedback on our development programs, including through Type C or Type D meetings or informal interactions. Additionally, reductions in workforce or other disruptions to the agency, particularly in the review or inspection divisions, could extend BLA review timelines, including for our BLA for veligrotug submitted in October 2025, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory, or policy changes regarding the standards or processes for approving our product candidates that we may be unable to satisfy. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.
A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations.
Any disruption in the operations of the U.S. federal government, including the current shutdown resulting from the failure of Congress to enact appropriations bills, could materially and adversely affect our business, operations and financial condition. The current federal government shutdown has resulted, and may continue for a prolonged period of time to result, in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the FDA, the Department of Health and Human Services, and the U.S. Patent and Trademark Office. During this period, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In particular, it may lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs, including through formal Prescription Drug User Fee Act (“PDUFA”) meetings or informal interactions. Additionally, it could delay submission or filing of or extend BLA review timelines, including for our BLA for veligrotug submitted in October 2025, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications.
Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates, which in turn may limit or otherwise impact our ability to obtain additional milestone payments under the DRI Purchase and Sale Agreement. In addition, the federal government shutdown may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock price.
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
From time to time, we publish preliminary data from our clinical trials. In December 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of VRDN-003 as our lead subcutaneous product candidate for TED. Based on the comparable pharmacology of VRDN-003 to veligrotug, we believe VRDN-003 has the potential to maintain the clinical response of veligrotug while significantly increasing patient convenience. However, we are conducting a global pivotal program for VRDN-003 in patients with TED, and results of any clinical trials conducted in TED patients with VRDN-003 may not demonstrate safety or efficacy comparable to veligrotug or at all.
In September 2024, we announced topline data from the phase 3 THRIVE trial of veligrotug in patients with active TED. In December 2024, we announced topline data from the phase 3 THRIVE-2 trial in patients with chronic TED. While THRIVE and THRIVE-2 met all primary and secondary endpoints at 15 weeks with a generally well-tolerated safety profile, this data may not be fully reflective of the final results for the THRIVE and THRIVE-2 trials, respectively. If final results from the THRIVE and THRIVE-2 trials are not positive or favorable, it could negatively impact or alter the development of veligrotug and could materially harm our business prospects. If clinical data from the veligrotug trials are not positive or favorable, it could negatively impact or alter the development of VRDN-003 and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our VRDN-003 product candidate could negatively impact veligrotug and could materially harm our business prospects.
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
Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or offer us a license at all. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation or post-grant review proceedings could have a material adverse effect on our ability to secure the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.
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
We expect that we may need significant additional capital to fund our current and future operations, including to complete potential clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. As a result, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
10.1^	Collaboration and License Agreement, by and between Viridian Therapeutics, Inc. and Kissei Pharmaceutical Co. Ltd, dated July 30, 2025.				x

10.2	Sixth Amendment to Lease by and between Viridian Therapeutics, Inc. and Watch City Ventures MT, LLC dated as of September 8, 2025.	x
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

^	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Viridian agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Viridian may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[***],” may have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
+	Indicates management contract or compensatory plan
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

VIRIDIAN THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)