Form 10-K
period 2025-12-31
Viridian Therapeutics, Inc.\DE
filed 2026-02-26
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2025, as reported on The Nasdaq Capital Market, was $943.0 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 102,206,571 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product candidates, including our expectation that elegrobart (formerly VRDN-003) will demonstrate a favorable risk benefit profile;
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials, including data from Investigational New Drug Application (“IND”) for VRDN-008 that was submitted in December 2025 and that we anticipate submitting an IND for our half-life extended, monoclonal antibody that inhibits thyroid-stimulating hormone receptor (“TSHR”) in the fourth quarter of 2026;
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
•the timing or likelihood of regulatory filings and approvals, including the potential approval of the biologics license application (“BLA”) for veligrotug, which is under Priority Review by the U.S. Food and Drug Administration (“FDA”), and potential approval of the Marketing Authorization Application (“MAA”) for veligrotug submitted to the European Medicines Agency (“EMA”) in January 2026, and our expectation to seek an accelerated approval pathway and special designations for our product candidates for various diseases;
•our plans relating to the further development of our product candidates, including additional indications we may pursue and our efforts to continue to identify and engineer novel product candidates;
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
•our estimates regarding expenses, future revenue, capital requirements and our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates; and

•our expectations regarding the ability of our existing cash, cash equivalents, potential near-term milestone payments, and anticipated commercial revenues, if both veligrotug and elegrobart are approved, to fund our future anticipated operating expenses and capital expenditure requirements.
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
•Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Any of our product candidates may fail in development or experience significant delays.
•Regulatory approval processes are lengthy, time-consuming and inherently unpredictable, and we may be unable to obtain approval for our product candidates or approval may be delayed due to factors beyond our control, including as a result of disruptions at the FDA and other agencies caused by shutdowns, funding shortages, and policies pursued by the current U.S. administration. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability, or result in significant negative consequences following marketing approval, if any.
•We are heavily dependent on the success of our product candidates, which are in clinical development. Some of our product candidates have produced results only in nonclinical settings, or for other indications than those for which we contemplate conducting development and seeking FDA or other regulatory approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
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
•Even if we obtain regulatory approvals for any of our product candidates, our products will be subject to ongoing regulatory oversight. We may incur significant liability if enforcement authorities allege or determine that we have not complied with regulatory requirements.
•Even if we receive regulatory approval to market our product candidates, the market may not be receptive to such product candidates upon their commercial introduction and we may not be able to sell our product candidates and be unable to generate any revenue.
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

PART I

ITEM 1. BUSINESS
Company Overview

We are a biopharmaceutical company focused on discovering, developing, and commercializing potential best-in-class medicines for serious and rare diseases. We target therapeutic areas in which current treatments leave room for improvements in efficacy, safety, and/or dosing convenience. We believe there is significant potential in these areas, for better medicines that address unmet needs, improve outcomes, and expand treatment options for patients. We aim to develop differentiated, potential best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, and expanded market access.
Our pipeline targets validated pathways and disease-driving mechanisms in autoimmune and rare diseases. These include product candidates directed at the insulin-like growth factor 1 receptor (“IGF‑1R”) for the treatment of thyroid eye disease (“TED”), inhibitors of the neonatal Fc receptor (“FcRn”) with potential application across multiple autoimmune disorders, and a TSHR inhibitor program with potential in TED and Graves’ disease. We develop therapeutics through internal research and discovery, as well as through in-licensing opportunities that align with our strategic focus. Our capabilities span protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development, commercial planning, and commercialization in these therapeutic areas.
As we prepare for the anticipated launch of our first commercial product, if approved, we are building the infrastructure we believe is required to support a successful transition to a commercial organization. This includes establishing sales and marketing, market access, patient services, and commercial operations functions, and expanding our medical, clinical, regulatory, quality, and supply chain and distribution capabilities. Our commercial readiness efforts focus on enabling reliable access for patients, supporting physicians, and engaging effectively with payors.
Our strategy combines clear scientific, clinical, and commercial rationale with excellence in execution to rapidly discover, develop, and commercialize better medicines for patients. We rely on our scientific, clinical, and commercial expertise to identify opportunities to improve upon existing investigational or approved therapies and to apply these insights to designing, selecting, developing, and commercializing potential best-in-class product candidates. We bring potential improvements to critical areas such as molecular design, dose selection, pharmacokinetics, pharmacodynamics, clinical trial design, trial endpoints, and the selection and recruitment of patients. We believe this strategy enables efficient product development and reduces the risk when developing novel therapeutics.
Development of IGF-1R Therapies to Treat Thyroid Eye Disease (TED)
We are developing therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase (“active TED”), followed by a transition to a secondary chronic phase (“chronic TED”). The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza is marketed in the United States (“U.S.”) by Amgen Inc. (“Amgen”). Amgen gained approval for Tepezza in Japan in 2024 and from the European Commission in 2025.
We are developing two anti-IGF-1R product candidates, veligrotug for intravenous (“IV”) administration and elegrobart (formerly known as VRDN-003) for subcutaneous (“SC”) administration, to treat patients who suffer from TED. Our most advanced program, veligrotug, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro nonclinical data, we showed that veligrotug is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. Elegrobart has the same binding domain as veligrotug, and was engineered to have a longer half-life. Elegrobart is designed to be a low-volume, infrequently-dosed subcutaneous IGF-1R for TED, which we plan to launch commercially with an auto-injector to enable at-home patient self-administration. We believe elegrobart has the potential to be the best-in-class anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients with subcutaneous delivery.
We conducted a global pivotal clinical program for veligrotug, evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and

THRIVE-2 were each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. In September 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved its primary and all secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. In December 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved its primary and all secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug demonstrated a rapid onset of treatment effect in THRIVE-2, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. Veligrotug demonstrated durability at 52 weeks in THRIVE, showing that 70% of patients who were proptosis responders at week 15 maintained their response at week 52.
To meet the 300 patient safety database requirement for the veligrotug BLA, we are conducting STRIVE, a global phase 3 clinical trial. STRIVE enrolled 231 TED patients, utilized broad inclusion criteria (e.g., any severity or duration of disease), and randomized patients 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also conducting an open label extension study for non-responding patients in THRIVE and THRIVE-2 which has completed enrollment. In May 2025, the FDA granted Breakthrough Therapy designation to veligrotug. We submitted a BLA for veligrotug to the FDA in October 2025, which was accepted for filing and granted Priority Review in December 2025 with a Prescription Drug User Free Act (“PDUFA”) target action date of June 30, 2026. We additionally submitted an MAA to the EMA in January 2026.
We are also developing elegrobart, our subcutaneous anti-IGF-1R product candidate currently in pivotal clinical studies in TED, which we selected in December 2023 following positive data in a phase 1 clinical trial in healthy volunteers.

In its phase 1 clinical study in healthy volunteers, elegrobart was shown to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Based on this data and the similarities between the veligrotug and elegrobart antibodies, we selected Q4W and Q8W dosing of elegrobart to advance to phase 3 pivotal studies. PK modeling showed Q4W and Q8W subcutaneous elegrobart dosing could achieve the range of modeled veligrotug exposures based on a two-infusion phase 2 TED study at 3 mg/kg and 10 mg/kg IV, once every three weeks. Both dosing regimens of veligrotug showed robust clinical activity.
We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies are evaluating elegrobart administered subcutaneously every four weeks or every eight weeks and will assess outcomes versus placebo. In September 2025, we announced that REVEAL-1 and REVEAL-2 completed enrollment, enrolling 132 and 204 patients, respectively, each exceeding its target enrollments of 117 and 195 patients, respectively, due to demand. 67% of REVEAL-1 patients were enrolled from the U.S., and 56% of REVEAL-2 patients were enrolled from the U.S. In addition, to enable BLA submission for elegrobart, we are conducting a safety study to meet the 300 patient safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials). We completed enrollment of this safety study in October 2025, enrolling 321 patients, exceeding the target enrollment of 284 patients due to demand. Additionally, we are conducting an auto-injector study to enable launching elegrobart in an auto-injector device, if approved. We completed enrollment in the autoinjector study in December 2025, enrolling 87 patients, exceeding the target enrollment of 75 patients. We anticipate topline data for REVEAL-1 in the first quarter of 2026 and REVEAL-2 in the second quarter of 2026.
Development of FcRn Inhibitors
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
VRDN-006 is a highly selective Fc fragment that inhibits FcRn and is designed to be a convenient subcutaneous and self-administered option for patients. In non-human primate (“NHP”) studies, VRDN-006 demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low-density lipoprotein (“LDL”) levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head NHP studies, VRDN-006 demonstrated comparable potency and IgG reductions to efgartigimod, which is the current standard of care in FcRn inhibition, as well as a similar safety profile. We submitted an IND for VRDN-006 in December 2024, which cleared in January 2025. In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, and that VRDN-006 was sparing of albumin and LDL and was generally well-tolerated with no dose-limiting toxicities or serious adverse events.
VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and LDL, consistent with efgartigimod. We submitted an IND for VRDN-008 in December 2025 and received IND clearance from the FDA in January 2026. We expect healthy volunteer data in the second half of 2026.
Development of TSHR Inhibitors
In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We anticipate submitting an IND for this program in the fourth quarter of 2026.
We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, blocking TSHR could also be effective to treat Graves’ disease.
Graves’ disease is an autoimmune disease in which autoantibodies form against the TSHR, stimulating and activating the receptor. These TSH receptor antibodies (“TRAb”) can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine (“RAI”), and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism.
Blocking TSHR activation through a TSHR antagonist represents a differentiated therapeutic approach aimed at targeting disease-driving mechanisms in TED and in Graves’ disease.
Our Strategy
Our mission is to create and advance new medicines for patients suffering from serious and rare diseases that are underserved by today’s therapies. Key elements of our business strategy are to:
•Identify, engineer, and develop potential best-in-class therapeutic proteins and antibodies that optimize patient care. We develop therapeutics through internal research and discovery, as well as through in-licensing opportunities that align with our strategic focus. We identify opportunities to advance potential best-in-class medicines that address unmet needs in autoimmune and rare diseases. Our approach leverages proven biology on clinically validated targets and our internal capabilities such as protein and antibody engineering to reduce development risk while striving to address unmet needs for patients including improved clinical outcomes, reduced side effects, improved quality of life, and expanded market access.
•Advance our lead programs in thyroid eye disease (TED):
◦Seek marketing approval for veligrotug. We evaluated veligrotug in two pivotal global phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 were each designed to compare a five-dose intravenous treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor for TED. We reported positive topline THRIVE and THRIVE-2 data in September 2024 and December 2024, respectively. We expect that the THRIVE and THRIVE-2 phase 3 trials, together with a safety database comprising 300 treated patients (safety database inclusive of patients from the THRIVE and THRIVE-2 trials), will support global health authority registration for marketing approval in both active and chronic TED. We submitted a BLA for veligrotug in October 2025, which was accepted for filing and granted Priority Review in December 2025 with a PDUFA target action date of June 30, 2026. We also submitted an MAA to the EMA for veligrotug in January 2026.
◦Rapidly develop subcutaneous elegrobart as our next generation, potential best-in-class IGF-1R antibody. Elegrobart is designed to be self-administered subcutaneously at home as an infrequent and low-volume injection to decrease the burden on TED patients. Elegrobart has the same binding domain as veligrotug and was engineered to have a longer half-life. Elegrobart is designed to maintain the efficacy of IGF-1Rs as demonstrated by the marketed product, teprotumumab, and by the clinical results for veligrotug in THRIVE and THRIVE-2, with the potential to improve on its safety and maximize patient convenience. We are evaluating elegrobart in two global phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. REVEAL-1 and REVEAL-2 are each designed to evaluate elegrobart administered subcutaneously every four weeks or every eight weeks and will assess outcomes versus placebo. We are also conducting a safety study to meet the 300 patient safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials) and an auto-injector study which we believe will enable delivery via an auto-injector device at the time of commercial launch, if approved. We expect to report topline REVEAL-1 and REVEAL-2 data in the first quarter and second quarter of 2026, respectively. We expect that the REVEAL-1 and REVEAL-2 phase 3 trials, together with a safety database of 300 treated patients (safety database inclusive of patients from the REVEAL-1 and REVEAL-2 trials), will support global health authority registration for marketing approval in both active and chronic TED, respectively.
◦Commercially launch veligrotug, if approved, and prepare for the commercialization of elegrobart, for the treatment of patients with TED. We hold worldwide commercialization rights, excluding Japan and the greater area of China, to veligrotug and elegrobart. We are cultivating a network across TED stakeholders to launch our potential products with a patient-centric approach, including partnering with patients and advocacy groups, key opinion leaders, research institutions, healthcare professionals, and payers. For the U.S. market, to plan for the anticipated launch of veligrotug, if approved, we are building the infrastructure required to support a successful transition to a commercial organization. This includes establishing sales and marketing, market access, patient services, and commercial operations functions, and expanding our medical, clinical, regulatory, quality, and supply chain and distribution capabilities. Our commercial readiness efforts focus on enabling reliable access for patients, supporting physicians, and engaging effectively with payors. We believe these efforts to commercialize veligrotug will directly benefit the commercial launch of elegrobart. Outside of the U.S. in the regions where we have commercial rights, we have the flexibility to develop and potentially commercialize products ourselves, or alternatively to enter collaborations with industry partners.
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
◦Complete VRDN-006 phase 1 study and communicate development plan. In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, and that VRDN-006 was sparing of albumin and LDL and was generally well-tolerated with no dose-limiting toxicities or serious adverse events. We expect to communicate future development plans for VRDN-006 in 2026.
◦Generate VRDN-008 proof-of-concept IgG reduction in healthy volunteers. VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression as a subcutaneous, self-administered and potential best-in-class option for patients. In single, high-dose head-to-head NHP studies, VRDN-008 demonstrated three times the half-life and showed a deeper and more sustained IgG reduction than efgartigimod. We submitted an IND for VRDN-008 in December 2025 and received IND clearance from the FDA in January 2026. We expect healthy volunteer data in the second half of 2026.

•Leverage our differentiated strategy, strong capabilities, and track record of execution to continue discovering and developing novel, potential best-in class product candidates. We plan to continue to identify and advance novel product candidates and technologies to generate potential best-in-class therapeutics, including proteins and antibodies, either internally or through in-licensing.
◦Advance our TSHR candidate to the clinic. Our TSHR candidate is a potential best-in-class, half-life extended product candidate. We anticipate submitting an IND for our TSHR program in the fourth quarter of 2026.
◦Continue to identify and advance novel product candidates. We plan to continue to identify and engineer, through internal discovery efforts, novel product candidates and technologies that have the potential to be best-in-class therapeutics. On identifying such product candidates, we plan to advance and develop them to address unmet needs for patients.
◦Identify external opportunities for potential in-licensing. Monitor external opportunities and in-license potential assets that align with our strategic focus.
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
Pathologies Leading to the Development of TED
TED develops in parallel with Graves’ disease, an autoimmune disease in which autoantibodies form against the thyroid-stimulating hormone receptor (“TSHR”), which is present in the thyroid and other cells such as adipocytes and fibroblasts. A close temporal relationship exists between the onset of Graves’ Disease and the onset of TED. Regardless of which condition occurs first, the other condition develops within 18 months in 80% of patients. In addition to autoantibodies against TSHR, patients with TED may also develop autoantibodies against IGF-1R.
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
In January 2020, Tepezza (teprotumumab), an antibody that blocks the activation of IGF-1R, was approved by the FDA for the treatment of TED. The Tepezza labeling was updated in April 2023 to specify its use for the treatment of TED regardless of TED activity or duration. Since its initial approval in 2020, the label has been subsequently updated multiple times with additional information on administration, risks and adverse reactions.
In two randomized, double-blind placebo-controlled trials, infusions of teprotumumab every three weeks, for a total of eight doses, led to a greater than 2 mm decrease in proptosis in 71% and 83% of patients with active TED, respectively, compared to 20% and 10% with placebo, 51% and 73% placebo-adjusted response, respectively. Combined results from these two studies in patients with active TED showed that treatment with teprotumumab also led to a 53% decrease in diplopia compared to a 25% decrease when patients were treated with placebo. Thus, these data show that targeting and blockade of IGF-1R in TED provides a clinically meaningful benefit and is a de-risked approach.
Market Potential
We estimate approximately 190,000 TED patients in the United States with moderate to severe TED, which includes patients with either active and chronic TED, and a similar epidemiology in Europe. Currently, each vial of Tepezza has an approximate price of $18,700, which translates to a list price of approximately $525,000 based on patient weight for a six-month course of therapy. Tepezza’s 2025 net sales were approximately $1.9 billion with estimated single digit annual penetration of the addressable moderate to severe TED population. We believe there is potential for additional revenue in the U.S. with further penetration into the prevalent TED population and more convenient regimens and routes of administration. With Tepezza now approved in multiple countries outside of the U.S., including Japan and the European Union, we believe there is potential for meaningful additional revenue outside of the U.S., which we believe will further support multiple entrants.
Our Product Candidates
Veligrotug, a potential best-in-class intravenously administered IGF-1R antibody
Veligrotug is a monoclonal antibody that binds to and is believed to act as a full antagonist of IGF-1R signaling pathway. This mechanism of action is clinically and commercially validated by the only FDA product approved for the treatment of TED, Tepezza. Based on the THRIVE and THRIVE-2 phase 3 clinical trials, our goal is for veligrotug to be second to market in this class of medicine, with the opportunity to offer a differentiated IV product. The FDA granted Breakthrough Therapy Designation to veligrotug in May 2025. Further, the FDA accepted the veligrotug BLA for filing in December 2025 under Priority Review with a PDUFA target action date of June 30, 2026.
We have an exclusive license to the worldwide rights to develop and commercialize veligrotug for all non-oncology indications that do not use radiopharmaceuticals, including the treatment of patients with TED, from ImmunoGen, Inc. (“ImmunoGen”). The antibody sequence that we are developing as veligrotug in TED had previously been developed in oncology as AVE-1642 and studied in over 100 patients. However, development in oncology was stopped in 2009 due to its failure to meet the primary efficacy endpoints in multiple myeloma. As described below, we licensed the right to develop, manufacture and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China to Zenas BioPharma (Cayman) Limited (now Zenas BioPharma, Inc., their successor in interest, “Zenas BioPharma”). In January 2025, Zenas BioPharma sublicensed their rights to Zai Lab (Hong King) Limited (“Zai Lab”). As described below, in July 2025, we licensed the right to develop, manufacture under certain limited conditions, and commercialize veligrotug and elegrobart in Japan to Kissei Pharmaceuticals Co., Ltd. (“Kissei”).
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
The following activity was observed in veligrotug-treated patients at the week fifteen interim topline database lock (n=75):
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
•67% overall responder rate (61% placebo-adjusted, p < 0.0001), defined as a ≥2 mm reduction in proptosis and a ≥2 point reduction in CAS
Veligrotug was generally well-tolerated with a safety profile consistent with previous veligrotug studies. The majority of adverse events (“AEs”) were mild, and 96% of veligrotug-treated patients completing all doses. There were no treatment-related serious AEs. A 5.5% placebo-adjusted rate of hearing impairment AEs was observed. The vast majority of adverse events reported at the week fifteen topline readout had resolved by week fifty-two at final database lock.
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
The following activity was observed in veligrotug-treated patients at the week fifteen interim topline database lock (n=125):
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
To meet the 300 patient safety database requirements for the veligrotug BLA, we are conducting STRIVE, a global clinical study of veligrotug in TED patients that utilizes broad inclusion criteria (e.g., any severity or duration of disease) and is randomized 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). In January 2025, we completed enrollment in STRIVE with a total of 231 patients, exceeding the enrollment target of 212 due to patient demand. We also completed enrollment of patients in the open label extension study for non-responding patients in THRIVE and THRIVE-2.
In May 2025, we announced that veligrotug received Breakthrough Therapy Designation from the FDA for the treatment of TED. The Breakthrough Therapy Designation request included data on veligrotug’s (i) consistent and robust improvement and resolution of diplopia in chronic TED, and (ii) rapid onset of proptosis response.
In May 2025, we announced positive long-term durability data from the phase 3 THRIVE trial following our final database lock, with 70% of patients who were proptosis responders at week fifteen maintaining their response at week fifty-two. Maintenance of response is defined as responders at week fifteen who still had at least a 2-millimeter (mm) reduction in proptosis compared to baseline at week fifty-two, without worsening in the fellow eye (≥2 mm increase), as measured by exophthalmometry. There were no changes to the safety profile in the follow-up period. The vast majority of adverse events reported at the week fifteen topline readout had resolved by week fifty-two at final database lock.
Together, THRIVE and THRIVE-2 evaluated veligrotug in the largest and broadest population of active and chronic TED patients completed to date in global phase 3 clinical trials. We believe that these robust and consistent clinical efficacy and safety results, after only five infusions of veligrotug, support a differentiated product profile and the potential for veligrotug to be the IV treatment-of-choice for all forms of active and chronic TED. We expect that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising 300 treated patients, will support global health authority registration for marketing approval in both active and chronic TED, respectively. We submitted a BLA for veligrotug to the FDA in October 2025, which was accepted for filing and granted Priority Review in December 2025 with a PDUFA target action date of June 30, 2026. We additionally submitted an MAA to the EMA in January 2026.

Elegrobart, a potential best-in-class subcutaneously administered IGF-1R antibody
Elegrobart is a monoclonal antibody that acts as a full antagonist of IGF-1R. Elegrobart utilizes the same binding domain as veligrotug and is engineered to extend its half-life, and therefore potentially enabling less frequent and more convenient dosing. Elegrobart is designed to maintain the clinical response of veligrotug while significantly increasing patient convenience.
We believe a later-entrant subcutaneous therapy can convert meaningful portions of an IV market. There is precedent that subcutaneous therapies can quickly command substantial market share even when launching several years after an incumbent IV. Although we have designed elegrobart to have a superior dosing profile to veligrotug, as well as to the currently marketed IV product, teprotumumab, market examples demonstrate that subcutaneous therapies have commanded market share even where such therapies have the same or worse dosing frequency than their IV counterparts. Further, subcutaneous offerings can also grow the overall market size for their class. We believe elegrobart has significant potential to capture a meaningful proportion of the IV TED market and to grow the TED market with a convenient, less-frequent, low-volume subcutaneous anti-IGF-1R antibody auto-injector that patients take at home.
We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 pivotal clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. We selected elegrobart for pivotal development in TED following positive data in a phase 1 clinical trial in healthy volunteers. This study showed elegrobart to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Because of the similarities of veligrotug and elegrobart, we anticipate elegrobart to have a favorable risk benefit profile in TED at similar exposure levels of veligrotug. Our pharmacokinetic modeling of elegrobart predicted that exposure levels of elegrobart could be achieved that are equivalent to exposure levels of veligrotug that produced clinically meaningful results with multiple dosing regimens of elegrobart, i.e., subcutaneous injection every two, four, or eight weeks. REVEAL-1 and REVEAL-2 are evaluating subcutaneous elegrobart administered every four weeks or every eight weeks and will assess outcomes versus placebo. We expect that the REVEAL-1 and REVEAL-2 phase 3 trials, together with a safety database of 300 patients (safety database inclusive of patients from the REVEAL-1 and REVEAL-2 trials), will support global health authority registration for marketing approval in both active and chronic TED, respectively. We are also conducting an auto-injector study to support having an auto-injector device for elegrobart available at the time of commercial launch, if approved.
In September 2025, we announced completion of enrollment for both REVEAL-1 and REVEAL-2 clinical studies, with each study exceeding its enrollment target due to strong patient demand. We anticipate topline data for REVEAL-1 and REVEAL-2 in the first quarter and second quarter of 2026, respectively.
Phase 1 Trial of Elegrobart in Healthy Volunteers
•Study Design: Elegrobart was dosed in four single dose cohorts of healthy volunteers at a concentration of 150 mg/ml receiving 5 mg/kg IV (n=4), 300 mg SC (n=6), 15 mg/kg IV (n=4), 600 mg SC (n=6) and a fifth cohort of two doses of elegrobart (n=4).
• Summary of Results:
•Extended Half Life: Elegrobart pharmacokinetics data showed an extended half-life of 40 to 50 days, which is a 4-to-5-fold increase over the half-life of veligrotug (which showed a half-life of 10 to 12 days).

•Prolonged Pharmacodynamics (“PD”): Following a single subcutaneous dose of elegrobart, IGF-1 serum levels increased approximately 4-fold at peak. This was consistent with the increases in IGF-1 levels that have been shown in the clinic following a single dose of veligrotug SC and IV. IGF-1 is a PD biomarker for IGF-1R target engagement.

•Well-Tolerated: Elegrobart was well tolerated in all subjects with no SAEs. All treatment-related, treatment-emergent adverse events were grade 1 (mild). In the reported dataset, no antidrug antibodies (“ADAs”) were detected.

•Dosing Flexibility for Pivotal Development: Elegrobart modeling demonstrated dosing flexibility for the program’s anticipated global pivotal development. The modeling showed that dosing elegrobart every eight weeks, every four weeks, and every two weeks achieved a range of exposures levels that were seen for veligrotug after intravenous doses of 3 mg/kg, 10 mg/kg and 20 mg/kg, respectively.

FcRn Inhibitor Portfolio: VRDN-006 and VRDN-008

In October 2023, consistent with our vision to develop the next generation of best-in-class products for autoimmune and rare diseases, we unveiled VRDN-006 and VRDN-008 from our portfolio of engineered FcRn inhibitors. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition in myasthenia gravis and chronic inflammatory demyelinating polyneuropathy (“CIDP”) while potentially addressing the limitations of current agents such as incomplete IgG suppression and safety. VRDN-006 and VRDN-008 are both designed to be convenient, self-administered, subcutaneous products.
The first FDA-approved FcRn inhibitor, Vyvgart® (efgartigimod), was developed by argenx SE (“Argenx”) and is approved for myasthenia gravis and chronic inflammatory demyelinating polyneuropathy. Argenx reported preliminary efgartigimod net sales of approximately $4.15 billion in 2025, and it is projected to generate more than $9 billion in annual sales by 2030. Furthermore, FcRn inhibitors have the potential to address additional sizable autoimmune indications such as myositis, membranous nephropathy, Graves’ disease, lupus nephritis, and Sjogren’s syndrome.
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

In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, that VRDN-006 was sparing of albumin and LDL, and was generally well-tolerated with no dose-limiting toxicities or serious adverse events. We expect to communicate future development plans for VRDN-006 in 2026.
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

An IND for VRDN-008 was submitted in December 2025 and received IND clearance from the FDA in January 2026. We expect healthy volunteer data in the second half of 2026.
TSHR Program
In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via an autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We anticipate submitting an IND for this program in the fourth quarter of 2026.
We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, blocking TSHR could also be effective to treat Graves’ Disease. Graves’ disease is an autoimmune disease in which autoantibodies form against the TSHR, stimulating and activating the receptor. These TSH receptor antibodies (“TRAb”) can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine (“RAI”), and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism.
Intellectual Property
We have in-licensed and owned patents and patent applications, which include claims directed to compositions, methods of use, dosing and formulations. We possess know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes. As of January 2026, our in-licensed and owned patent portfolio consists of approximately three U.S. issued patents, approximately twenty-two U.S. pending patent applications, one issued patent in China, and approximately one hundred nineteen patent applications pending in jurisdictions outside of the United States (including approximately twelve pending Patent Cooperation Treaty (PCT) applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications.
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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the Unites States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent or delays on the part of a patentee. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA-approved drug may also be eligible to be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date. Ours patent issued as of January 2026 are expected to expire no earlier than 2041. If patents are issued on our patent applications pending as of January 2026, the resulting patents are projected to expire on dates ranging from 2041 to 2047. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, potential disclaimers of term, and the validity and enforceability of the patent.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our product candidates may address multiple markets. Ultimately, the diseases our product candidates target, and for which product candidates we may receive marketing authorization, will determine our competition. We believe that for most or all of our product development programs, there will be one or more competing programs under development or being marketed by other companies. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded biotechnology and pharmaceutical companies. In many cases, companies with competing programs will have access to greater resources and expertise than we do and may be more advanced in those programs.
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
•Roche is developing satralizumab (Enspryng), an anti-1L-6R that is subcutaneously delivered and was studied in two phase 3 trial in patients with TED, one of which (SatraGO-1) failed to meet its primary endpoint.
•Sling Therapeutics, Inc. is developing linsitinib, a small molecule IGF-1R inhibitor currently being evaluated in an ongoing phase 2b/3 study in patients with active TED and currently has plans to initiate a phase 3 trial.
•Novartis (formerly Tourmaline Bio) is developing TOUR006, a subcutaneously delivered anti-IL-6, in an ongoing phase 2b clinical trial in patients with active TED.
•Lassen Therapeutics is developing LASN01, an intravenously delivered anti-1L-11R, which has completed a phase 2 study in active TED.
•Alumis (ACELYRIN, INC.) is developing lonigutamab (VB-421), a subcutaneously delivered anti-IGF-1R in TED. As of January 2026, further development plans for lonigutamab are under evaluation.

Argenx’s Vyvgart, UCB’s Rystiggo®, and Johnson and Johnson’s Imaavy are the only FDA-approved anti-FcRn therapies, each approved in generalized myasthenia gravis (“gMG”). A non-exhaustive list of other companies that are advancing therapies in clinical development for the treatment to target FcRn include:
•Immunovant, Inc. is developing batoclimab (IMVT-1401/HBM9161) and IMVT-1402 with evaluations in various indications. Both are monoclonal antibody fragments targeting FcRn. Batoclimab is currently being evaluated in two ongoing phase 3 studies in TED, two phase 3 studies in gMG, a phase 2 study in chronic inflammatory demyelinating polyneuropathy (“CIDP”), and a phase 2 study in Graves’ disease. IMVT-1402 is currently being evaluated in a phase 3 study for gMG, two phase 2b studies in Graves’ disease, one phase 2b study in CIDP, one phase 2b study in anti-citrullinated protein antibody positive difficult-to-treat rheumatoid arthritis, and one phase 2b study in Sjögren’s disease.
•Johnson and Johnson is developing nipocalimab (Imaavy), a full-length monoclonal antibody against FcRn, which is in clinical development for a number of indications including CIDP, Sjogren’s disease, systemic lupus erythematosus, and warm autoimmune hemolytic anemia.
•UCB continues to develop Rystiggo, a monoclonal antibody fragment that binds FcRn, in an ongoing phase 3 study in Myelin Oligodendrocyte Glycoprotein Antibody-associated Disease.
There are currently no FDA-approved anti–thyroid‑stimulating hormone receptor (“anti-TSHR”) therapies. A non-exhaustive list of other companies that are advancing therapies in clinical development for the treatment to target TSHR include:
•GenSci’s subcutaneously administered monoclonal antibody, GenSci098, is in an ongoing phase 1 study in patients with TED. As of January 2026, recruitment ongoing in China only and ex-China rights were licensed to Yarrow Bioscience in December 2025.
•AV7 Limited’s intravenous and intramuscularly administered monoclonal antibody, K1-70, is in an ongoing phase 2 study in active TED. As of January 2026, ongoing study in Japan only with no registration in the U.S.
License Agreements
License Agreement with Zenas BioPharma
In October 2020, Viridian Therapeutics, Inc. (“Private Viridian”) entered a license agreement with Zenas BioPharma to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. In October 2020, in connection with the closing of the Private Viridian acquisition, we became party to the license agreement with Zenas BioPharma. Since February 2021, we have entered into several letter agreements with Zenas BioPharma in which we agreed to provide assistance to Zenas BioPharma with certain development activities, including manufacturing. In May 2022, the Company entered into a Manufacturing Development and Supply Agreement with Zenas BioPharma to manufacture and supply, or to have manufactured and supplied, clinical drug product for developmental purposes. The license agreement and subsequent letter agreements and supply agreement (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China. In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab and assigned the Manufacturing Development and Supply Agreement to Zai Lab in connection with the sublicense transaction.
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
License Agreement with ImmunoGen, Inc.
In October 2020, Private Viridian entered into a license agreement with ImmunoGen (the “ImmunoGen License Agreement”), under which we obtained rights to an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, we are obligated to make certain development milestone payments of up to $48.0 million. Additionally, if we successfully commercialize any product candidate subject to the ImmunoGen License Agreement, we are responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. We are obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. We assumed the ImmunoGen License Agreement in connection with the merger with Private Viridian in 2020.
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
In September 2024, we entered into the Amended and Restated License Agreement with Paragon (the “Amended Paragon License Agreement”) which amended and restated the Paragon License Agreement. In connection with the execution of the Amended Paragon License Agreement, we paid to Paragon a non-refundable fee of $4.0 million in September 2024, which was recorded as research and development expense during the three months ended September 30, 2024. In consideration for rights granted by Paragon, we are obligated to make certain future milestone payments of up to $16.0 million on a program-by-program basis upon the achievement of specified clinical or regulatory milestones, with total milestone payments under all programs not to exceed $40.0 million. Additionally, if we develop a product utilizing certain intellectual property rights granted to it under the Amended Paragon License Agreement, we are obligated to pay Paragon potential additional future development milestone payments of up to $3.1 million and commercial milestone payments of up to $17.0 million with respect to such product. If we successfully commercialize any product candidate subject to the Amended Paragon License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of such product’s net sales. During the year ended December 31, 2025, we recorded $4.5 million in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively the “Paragon Agreements”).
Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd.
In July 2025, we entered into a Collaboration and License Agreement with Kissei (the “Kissei Agreement”), pursuant to which we granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and elegrobart for potential treatments, including treatment of TED, in Japan, and a non-exclusive license to manufacture such licensed products worldwide for use in Japan under certain limited circumstances.

The transaction price under the Kissei Agreement included a one-time, non-refundable and non-creditable upfront cash payment to us of $70.0 million. Additionally, we are eligible to receive up to an additional $315.0 million of non-refundable milestone payments upon achieving specific milestone events during the contract term, as well as tiered royalty payments ranging from percentages in the twenties to the mid-thirties based on the annual net sales of any licensed products sold in Japan. Kissei is obligated to make royalty payments to us for the royalty term as defined in the Kissei Agreement.
Kissei will be responsible for developing and seeking regulatory approval of the licensed products in Japan, subject to oversight from a joint steering committee. Following regulatory approval, Kissei will be responsible for commercializing the licensed products in Japan. Except in certain limited circumstances, we will be responsible for manufacturing and supplying the licensed products for Kissei’s developmental and commercial use in Japan.
The term of the Kissei Agreement will expire in its entirety upon the expiration of the royalty term for all licensed products and satisfaction of certain payment obligations as set forth in the Kissei Agreement, unless earlier terminated by the parties in accordance with the terms of the Collaboration Agreement.
Purchase and Sale Agreement
Purchase and Sale Agreement with DRI Healthcare Acquisitions LP
In October 2025, we entered into a Purchase and Sale Agreement of revenue participation right (the “DRI Purchase and Sale Agreement”) with DRI Healthcare Acquisitions LP (“DRI”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from us in exchange for up to $300.0 million in consideration, including $55.0 million paid at signing and conditional payments consisting of: (i) $25.0 million that is payable following the achievement of certain milestones with respect to our elegrobart pivotal phase 3 clinical trials, REVEAL-1 and REVEAL-2, on or before a specified date; (ii) $75.0 million that is payable following receipt of marketing approval for veligrotug from the FDA on or before a specified date; (iii) $15.0 million that is payable if the events set forth in the foregoing clauses (1) and (2) are met; (iv) $50.0 million that is payable following receipt of marketing approval for elegrobart from the FDA on or before a specified date; (v) at our election, $50.0 million that is payable following our achievement of net sales of certain products equal to or exceeding $1.1 billion on or before a specified date; and (vi) an additional $30.0 million that may be payable to us at a time and pursuant to financial terms agreed upon by us and DRI at such time. None of the milestones relates to the conditional payments have been achieved to date.
The DRI Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and DRI and customary covenants on the part of the Company, as well as a limit on the amount of incurrence of certain types of indebtedness, which limit automatically terminates a certain period of time following receipt of marketing approval for veligrotug in the U.S. The DRI Purchase and Sale Agreement requires us to pay tiered royalties to DRI based on net sales of veligrotug, elegrobart and certain other related products (the “Net Sales Royalties”). The royalties consist of (i) 7.5% of annual U.S. net sales up to and including $600 million, which royalties could increase to low-double digits if marketing approval for elegrobart is not received prior to a speciﬁed date, (ii) 0.8% of annual U.S. net sales above $600 million and up to and including $900 million, (iii) 0.25% of annual U.S. net sales above $900 million and up to $2 billion, and (iv) no royalty owed for annual U.S. net sales in excess of $2 billion. The DRI Purchase and Sale Agreement may only be terminated upon repayment by the Company of a certain multiplier of the consideration paid to us by DRI (less payments by the Company to DRI to date) on or prior to a certain date or repayment by an acquirer of the Company of a certain multiplier of the consideration paid by DRI to the Company (less payments by the Company to DRI to date) following a change of control of the Company.
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
Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or a data monitoring committee, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.
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
The cost of preparing and submitting a BLA is substantial. Under the PDUFA, as amended, each BLA must be accompanied by an application fee. For fiscal year 2026, the application fee for each BLA requiring clinical data is approximately $4.7 million. The PDUFA also imposes an annual program fee for each approved prescription drug product, which has been set at approximately $442,000 for fiscal year 2026. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers, reductions and exceptions are available in certain circumstances. Additionally, no application fees are assessed on BLAs for products designated as orphan drugs, unless the BLA also includes a non-orphan indication.
Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. A major amendment to a BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs.
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” In the September 2021 case Catalyst Pharmaceuticals, Inc. v. Becerra, a federal circuit court in the Eleventh Circuit set aside the FDA’s narrow interpretation and ruled that orphan drug exclusivity covers the full scope of the orphan-designated disease or condition regardless of whether the drug obtains approval only for a narrower use. Although the FDA announced in January 2023 that it will not apply the Catalyst decision beyond the facts at issue in that case, in 2025 a federal district court in Neurelis, Inc. v. Brenner struck down another FDA approval, adopting the same interpretation of orphan drug exclusivity as the Eleventh Circuit. The FDA has appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. Legislation has been introduced, but has not been passed, that would codify the scope of orphan drug exclusivity set forth in the FDA’s regulations, rather than the interpretation adopted by the Eleventh Circuit in Catalyst.
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
Separate from FDA’s priority review program, in 2025 the FDA created a new Commissioner’s National Priority Voucher (“CNPV”) pilot program. A CNPV may be granted to products with significant potential to address certain national health priorities, which include: (i) addressing a large unmet medical need, (ii) delivering innovative cures, (iii) onshoring drug development and manufacturing, (iv) increasing affordability, or (v) addressing a U.S. public health crisis. The FDA has said it will review marketing applications for drugs with a CNPV within approximately one to two months following filing of a complete application, though the agency retains full discretion to extend the review time if the data or application components submitted are insufficient or incomplete, if the results of pivotal trial(s) are ambiguous, or if the review is particularly complex. In addition, applications filed with a CNPV will be evaluated by a multi-disciplinary review committee led by the FDA's Office of the Chief Medical and Scientific Officer, and the FDA will also provide enhanced communication with companies throughout the development and review process.
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
Regulation of Combination Products
Certain therapeutic products comprise multiple components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug or biologic approval processes set forth in the FDCA. In reviewing the NDA or BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both the drug or biologic constituent part and the device constituent part.
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
Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health-care provider who prescribed the reference product. The FDA approved the first interchangeable biosimilars in 2021. However, in draft guidance issued in 2024, the agency updated its policies regarding interchangeable biosimilars to recommend fewer tests by the applicant to demonstrate interchangeability and to highlight that these products are not safer or more effective than biosimilars that have not been demonstrated “interchangeable” with their reference products. In response to such scientific developments, it is possible that Congress could revisit and amend relevant provisions from the BPCIA as part of the upcoming legislative session.
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

Patent Term Restoration
Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”), which amended the FDCA. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application, in each case less any time that the applicant did not act with due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO in consultation with the FDA, reviews and approves the application for any patent term extension. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.
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
With regard to the transfer of personal data from the EEA to the United Kingdom (“UK”), personal data may now freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, and so this adequacy decision will be reviewed, and is expected – but not guaranteed - to be renewed, before or during December 2031.
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
In accordance with the CTR, sponsors must submit a single CTA application through a centralized EU clinical trials portal, the Clinical Trials Information System (“CTIS”). The CTA application will generally include the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. One NCA acts as reporting member state (“RMS”) to lead the validation and evaluation of the application. This RMS will be responsible for consulting and coordinating with the NCAs of the other EU Member States, i.e., Concerned Member States. If an application is rejected, it may be amended and resubmitted through the CTIS. If an approval is issued, the sponsor may start the clinical trial in all Concerned Member States. However, a Concerned Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State.
During the development of a medicinal product, the EMA and NCAs provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually achieved in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future MAA of the product concerned. However, it is expected that the scientific advice will be followed in the research and development program for the purpose of seeking product approval, unless any deviation from such advice is appropriately justified.
Drug Marketing Authorization
In the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. In the EU and EEA, after completion of all required testing, nonclinical studies, clinical trials and chemistry, manufacturing, and controls information can be included in an MAA requesting approval to market the product for one or more indications. Pharmaceutical products may only be placed on the market after a marketing authorization has been obtained. In the EU and EEA, there are two types of marketing authorization: centralized and national.
In December 2025, the EU Parliament and European Council agreed on major reforms to modernize EU pharmaceutical legislation, aiming to re-balance the promotion of innovation with improved patient access to safe, effective, and affordable medicines. Key measures include a new exclusivity framework, enhanced incentives for orphan drugs and antibiotics, an expanded Bolar exemption, and a shortened regulatory assessment timeframe. The reforms also introduce stricter controls on product availability and supply shortages. It is expected that new EU pharmaceutical legislation will be fully applicable in 2028 following a two-year transition period.
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
The decentralized procedure permits companies to file identical MAAs for a medicinal product to the NCAs of various EU Member States simultaneously. The NCA of a single EU Member State, the reference member state, is appointed to lead the review of the application and provide an assessment report. The NCAs of the other Member States, the concerned member states, are subsequently required to grant a marketing authorization for their territories on the basis of this assessment. The only exception to this is where the competent authority of a Concerned Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.
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
In the EU, medicinal products containing a new active substance (“NAS”), qualify for eight years of data exclusivity upon the product’s first marketing authorization in the EU and an additional two years of market exclusivity. This data exclusivity, if granted, prevents the developers of generic versions of the innovative medicinal product from referencing the innovator’s data for eight years. After this period has expired, a generic marketing authorization can be submitted, and the innovator’s data may be referenced. During the marketing protection period, even if a generic marketing authorization has been granted, the generic medicinal product cannot be placed on the market until the expiry of a full ten-year period from the initial authorization of the innovative medicinal product. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NAS. Even if a compound is considered to be a NAS and the marketing authorization applicant is able to gain the prescribed period of data exclusivity, another company could market a version of the medicinal product if such company can compile a full MAA based on its own complete set of chemistry, manufacturing, and controls information, nonclinical studies and clinical trials and obtain marketing authorization of its product. Under the proposed reforms to EU pharmaceutical law, agreed in December 2025 by the European Parliament and the Council of the European Union (comprising representatives of all EU member state governments), a new framework for regulatory data and marketing exclusivity has been introduced. The revised system provides for eight years of data exclusivity and one year of marketing exclusivity, with the possibility of extending total exclusivity to up to eleven years. Extensions may be granted for medicines that address unmet medical needs, achieve commercial launch in all EU member states, or receive approval for a new clinically significant therapeutic indication.
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
The 10-year market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation or that the product is sufficiently profitable to justify maintenance of the market exclusivity. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements. Under the proposed reforms to EU pharmaceutical law referenced above, orphan medicinal products will benefit from a single period of nine years of market exclusivity. This period may be extended to eleven years for orphan medicinal products intended for therapeutic areas where no treatment options currently exist. The reforms also remove the previous system of staggered market exclusivity periods for orphan products granted for multiple indications for the same product.
PRIME Designation
The EMA has established an initiative to facilitate development of product candidates in indications, often rare, for which few or no satisfactory therapies currently exist in the EU. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation for them to be reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling nonclinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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
Similar to the position in the U.S., if a marketing authorization holder does not maintain compliance with applicable regulatory requirements, or if unfavorable signals derived from post-approval use of the medicinal product are identified, the relevant regulatory authority can impose various sanctions/remedial actions, including but not limited to: the variation to, suspension or revocation of the underlying approvals; the imposition of market recalls; the performance of post-authorization safety studies; the imposition of changes to the approved labeling; the issuance of warning letters and imposition of fines; restrictions on the marketing of a medicinal product; the issuance of safety alerts including Dear Healthcare Professional letters; injunctions; and the imposition of criminal or financial penalties.
Regulation in the UK
The UK formally left the EU on January 31, 2020. After the expiry of the transition period on December 31, 2020, the UK became a “third country” for the purposes of EU law. Until recently, certain aspects of EU pharmaceutical legislation applied in Northern Ireland by virtue of the Northern Ireland Protocol. However, in accordance with the Windsor Framework, as of January 1, 2025, the unified UK-wide licensing system applies in Northern Ireland. The Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. In particular, medicines need to be approved and licensed on a UK-wide basis by the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”), with medicines using the same packaging and labeling across the UK. The EMA no longer has a role in approving or licensing new drugs for provision in Northern Ireland.
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
The UK government has adopted the Medicines and Medical Devices Act 2021 (“MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK. Several key delegated regulations under the UK's Medicines and Medical Devices Act 2021 have been adopted or are planned, significantly updating the medical device framework with stricter rules for Post-Market Surveillance, new pathways for innovative devices, changes to IVD rules, and upcoming core legislation expected in 2026, all aiming for alignment with international standards while maintaining UK competence to regulate such products.
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
Other Regulations
Pharmaceutical companies are subject to extensive healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: fraud and abuse laws such as the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act (“FCA”) in the U.S. government pricing and price reporting laws, consumer protection laws and state licensure laws. Some of these laws apply only when the manufacturer has a marketed product.
Fraud and abuse laws include a number of anti-kickback laws. The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but protection is available only if all requirements are met. Our practices, such as paying physicians for consulting services, may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Other federal and state anti-kickback laws exist and, among other restrictions, prohibit certain payments related to referrals of patients to certain providers (such as clinical laboratories), applying to services reimbursed by private health plans as well as government health care programs.

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
Biopharmaceutical manufacturers also are subject to federal and state price reporting laws. Such laws require manufacturers to calculate and report pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on drug products. Certain laws also may require biopharmaceutical manufacturers to offer products at discounted prices to specific government programs or specific purchasers as a condition for participation in certain government health benefit programs.
The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The PHSA also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). For instance, the federal “sunshine” law implemented as Open Payments requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the U.S. Center for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. State and local laws may also require disclosure of pharmaceutical pricing information and marketing expenditures or licensure of sales representatives. Manufacturers must also submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. New laws may be implemented. For example, since January 1, 2023, California physicians and surgeons have had to notify patients of Open Payments where financial interactions with biopharmaceutical and medical device manufacturers are disclosed.
In addition, federal and state consumer protection and unfair competition laws broadly regulate our marketplace activities and activities that potentially harm consumers.
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
For other countries outside of the EU, UK and United States such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and other penalties and/or additional reporting and oversight obligations, for example, if required to enter into a resolution agreement and corrective action plan with the U.S. Department of Health and Human Services to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. The HITECH Act also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that submissions of electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and the HITECH Act, payments to us may be delayed or denied.
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
For example, the ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, altering certain requirements in the methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs, and imposing annual fees based on pharmaceutical companies’ share of sales to federal health-care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.
Other legislative changes have been proposed and adopted since the ACA was enacted, , and in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives. For example, the Inflation Reduction Act of 2022 (“IRA”) included a number of changes relevant to drug prices in Medicare Parts B and D, including caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D inflationary rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Other recent reform initiatives have focused on drug pricing. For example, President Trump issued Executive Orders targeting drug pricing, including to direct agencies to facilitate most favored nation drug pricing and direct to consumer purchasing initiatives. In the wake of these Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced and launched in February 2026. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined by reference to international drug prices. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.
Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. At the state level, individual states are increasingly implementing initiatives designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and measures to encourage importation from other countries and bulk purchasing. For example, certain states have formed Prescription Drug Affordability Boards that assert authority to set reimbursement rates and/or drug pricing in the state. These and other future state-level reform activities could negatively affect pricing, coverage and reimbursement for our products.

Other recent government actions also may affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may adversely impact our ability to realize an adequate return on the sale of drug products (if approved) that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized.
As another example, the Budget Control Act of 2011, provided for automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year as part of the federal budget sequestration. These reductions resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032, unless additional action is taken by Congress. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
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
Continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare and other federal health care programs, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. The nature and extent of future healthcare reforms cannot be predicted. There is uncertainty regarding the nature or impact of any drug pricing or broader health care or other reform implemented at the federal or state level and the extent to which such action may be subject to litigation or other challenges. Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.
Coverage and Reimbursement
In the U.S. and foreign markets, patients generally rely on third-party payors to reimburse all or part of the costs associated with their therapy. Our ability to successfully commercialize our product candidates, if and when approved, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations.
Within the U.S., no uniform policy for coverage and reimbursement exists, and coverage and reimbursement for drug products can differ significantly from payor to payor. Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we may obtain regulatory approval. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and uncertain process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Even if products are covered, payors may seek to control utilization of the products through various mechanisms. Coverage of a product by a third-party payor does not mean that reimbursement will be adequate, and third-party payor reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.
Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or by future laws, regulations, or guidance seeking to limit prescription drug prices. Decreases in coverage and adequate third-party reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

For products administered under the supervision of a physician, inadequate reimbursement for the product itself or the treatment or procedure in which the product is used may adversely impact physician utilization.
The healthcare regulatory landscape can also be affected by election cycles and any resulting changes in healthcare policy priorities and broader industry response. From time to time, the executive branch has issued executive orders aimed at reducing prescription drug prices, including policies that seek to link U.S. drug prices to those paid in other countries. Consistent with these objectives, CMS has proposed drug pricing models intended to reduce prescription drug costs that, if implemented, would require manufacturers to pay rebates on certain Medicare products when U.S. prices for those products exceed benchmark prices based on prices paid in a set of economically comparable countries.
These changes, along with new demonstration modes adopted by the Center for Medicare and Medicaid Innovation, and other changes to current healthcare laws and reform measures that may be adopted in the future may significantly impact pricing, coverage, and reimbursement for any product candidates for which we obtain regulatory approval. The full effect of these provisions on commercialization and competition remains uncertain.
We cannot be sure that adequate coverage and reimbursement will be available, or remain available, for any drug that we commercialize. Coverage and reimbursement may impact the demand for, or the price of, our products and any product candidate for which we obtain marketing approval and limits on coverage and reimbursement may adversely affect our ability to successfully commercialize any product candidate for which we obtain marketing approval.
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
Historically, we have relied on third-party contract development and manufacturing organizations (“CDMOs”), to manufacture and supply our nonclinical and clinical materials used during the development of our product candidates. We currently rely on a single multi-site CDMO for manufacturing our clinical materials, WuXi Biologics (Hong Kong) Limited (“WuXi”), although other avenues remain available if our current manufacturer were to be negatively impacted. We maintain a long-term master services agreement with our CDMO pursuant to which the CDMO provides biologics development and manufacturing services on a per-project basis and a related cell line license. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. We may also terminate the master services agreement in the event that the CDMO does not obtain or maintain any material governmental license or approval in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not currently have arrangements for redundant supply and are working on building our supply chain robustness. Any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, although we believe that we have supply on hand that can partially support our current clinical trial programs and initial launch until a replacement CDMO is secured. In light of our reliance on WuXi, we are taking several measures to strengthen our supply chain by moving certain CDMO activities outside of WuXi’s facilities. See “Risk Factors” for additional information.
Sales and Marketing
We have not yet fully defined our sales, marketing, or product distribution strategy for our product candidates because our product candidates are still in development. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we continue to advance into later stages of development for each one of our product candidates.
Human Capital Management
As of December 31, 2025, we employed 252 full-time employees located in the U.S., including at our facilities in Waltham, Massachusetts and Boulder, Colorado.

We consider our relationship with our employees to be good. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We track and report internally on key talent metrics including workforce demographics, diversity data and the status of open positions. We are committed to equality, inclusion and diversity in the workplace. As of December 31, 2025, approximately 23% of our workforce identify as members of underrepresented ethnic communities and approximately 44% identify as female. We strive to develop a diverse slate of candidates to interview for our open positions.
Attracting, developing and retaining talented employees to support the growth of our business is an integral part of our human capital strategy and critical to our long-term success. We continue to seek additions to our staff, although the competition in our industry and in the Greater Boston area, where our headquarters is located, is significant. The principal purpose of our equity incentive and annual bonus programs is to attract, retain and motivate personnel through the granting of stock-based compensation awards and cash-based performance bonus awards. As a biopharmaceutical company, we recognize the importance of access to high quality healthcare and as such we cover a percentage of our employees’ monthly healthcare premiums. We offer a package of competitive employee benefits, including 401(k) plan matching contributions and an employee stock purchase plan.
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
Our Corporate Information
We were initially founded as miRagen Therapeutics, Inc. as a Delaware limited liability company in January 2010 and subsequently incorporated as a Delaware corporation in June 2014. In January 2021, pursuant to a merger agreement under which miRagen Therapeutics, Inc. acquired Viridian Therapeutics, Inc., we changed our name from Miragen Therapeutics, Inc. to Viridian Therapeutics, Inc. Our common stock currently trades on The Nasdaq Capital Market under the ticker symbol “VRDN.” Our principal executive office is located at 221 Crescent Street, Suite 103A, Waltham, MA 02453, and our telephone number is (617) 272-4600. Our website address is www.viridiantherapeutics.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.
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
Available Information
Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website located at www.viridiantherapeutics.com as soon as reasonably practicable after they are filed with the SEC. The reports are also available at the SEC’s internet website at www.sec.gov. A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Science and Technology Committee are posted on our website, www.viridiantherapeutics.com, under “Governance.”

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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the years ended December 31, 2025 and 2024, our net loss was $342.6 million and $269.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1,338.5 million and cash, cash equivalents and marketable securities of $874.7 million.
We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the consolidated financial statements included in this Annual Report. We may need to secure substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts, our ability to generate revenues from sales of veligrotug and elegrobart in the U.S., if approved, and macroeconomic conditions affecting our business and industry.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, the Hercules Loan and Security Agreement, the Kissei Agreement, and the DRI Purchase and Sale Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
As of December 31, 2025, we had $874.7 million of cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the consolidated financial statements included in this Annual Report. We may need to secure additional capital to continue to fund our operations and service our obligations in the future. If we are unable to secure additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our operating expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials, pre-commercial, and commercial activities. We may need to secure additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under our March 2025 ATM Agreement with Jefferies LLC (“Jefferies”), convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our capital stock by us will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, including under our Hercules Loan and Security Agreement, and other arrangements, such as the DRI Purchase and Sale Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
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
In October 2025, we entered into the Purchase and Sale Agreement with DRI. In addition to the $55 million we received at signing, the agreement makes available to us up to an additional $245 million in milestone payments. However, these additional milestone payments are subject to satisfaction of certain conditions related to certain elegrobart clinical trials and regulatory approvals or commercial sales of veligrotug and elegrobart on or prior to a certain date. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder. In the event of a change of control on or prior to a certain date, the Company has the option to repurchase, and DRI may require the Company to repurchase, the revenue participation right from DRI for the multiplier amount (less payments to date).

Risks Related to the Discovery and Development of Our Product Candidates

Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Clinical development is expensive, time consuming, and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development plan include but are not limited to:

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

We expect that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of THRIVE and THRIVE-2 patients), will support global health authority registration for veligrotug for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also conducting a global pivotal program for elegrobart, where we expect that the REVEAL-1 and REVEAL-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of REVEAL-1 and REVEAL-2 patients), will support global health authority registration for elegrobart for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. Additionally, Viridian is performing an autoinjector PK study for elegrobart to bridge bioequivalence from the vial/syringe used in the REVEAL-1 and REVEAL-2 trials and the autoinjector, with which we plan to launch commercially. However, the results may not show bioequivalence and/or global health authorities may not agree with the methodologies employed to support bioequivalence. If either of these occur, our BLA for elegrobart and/or its marketing approval may be significantly delayed.
We may be required to take other additional steps in the course of development and regulatory interaction regarding our product candidates, including veligrotug, elegrobart, VRDN-006 and VRDN-008. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, amending trial protocols, or requiring us to assess additional parameters related to safety or efficacy. For example, we may make adjustments to the elegrobart clinical trial designs as a result of additional data or feedback from regulatory authorities. These additional requirements or steps could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We will be required to report adverse reactions and production problems, if any, to the FDA, EMA, and any relevant comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to ensure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. Other regulatory authorities outside of the U.S. may have similar requirements. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval. We and any of our suppliers or collaborators, including our CDMOs, would be subject to periodic inspections by the FDA, EMA, and, as applicable, comparable foreign regulatory authorities to monitor compliance with cGMPs and other FDA, EMA, and, as applicable, any comparable foreign regulatory requirements. Application holders must further notify the FDA, and any comparable foreign regulatory authorities, as applicable, and depending on the nature of the change, obtain FDA pre-approval or pre-approval from other comparable foreign regulatory authorities, as applicable, for product and manufacturing changes.
We must comply with requirements concerning advertising and promotion for any product candidates for which we seek or obtain marketing approval. Promotional communications with respect to drugs and biologics are subject to a variety of legal and regulatory restrictions by the FDA and comparable foreign regulatory authorities as well as industry codes of conduct. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, and our business, financial condition, results of operations, prospects and reputation may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.
Any investigation or enforcement action, including by governments or trade associations, concerning alleged violations of law, regulations, or industry codes of conduct, including with respect to promotional requirements, would be expected to require us to expend significant time and resources in response and could result in significant liability, including civil and administrative remedies as well as criminal sanctions and fines. Even if it is later determined that we were not in violation of these laws, regulations, or industry codes of conduct, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters. Any non-compliance with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products, and the value of the company and our operating results would be adversely affected.
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
The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA or other regulatory authorities may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities. Additionally, the ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; the ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times have fluctuated in recent years as a result. Delays at the FDA as a result of these or other factors could impact the FDA’s ability to act on our BLA submission for veligrotug by the PDUFA target action date of June 30, 2026, or any of our other regulatory submissions.
In addition to the U.S., we anticipate seeking regulatory approval to commercialize our product candidates in Europe and, in January 2026, we submitted an MAA to the EMA to seek regulatory approval to commercialize veligrotug in Europe. We also anticipate that our partners (or their sublicensees) to whom we have licensed our anti-IGF1R antibodies will seek regulatory approval to commercialize our product candidates in their territories, including in Greater China and Japan. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us and our partners to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety, efficacy and quality, and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions, even if we were to receive approval in the U.S.
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
Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical or other trials for our current or future product candidates. Our current and future product candidates could be delayed in receiving, or fail to receive, regulatory approval, including current and future product candidates that have been licensed to our partners. We or our partners to whom we have granted licenses may fail or cease to advance the development of our current and future product candidates for many reasons, including the following:
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
•the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulatory authorities requiring us, to conduct additional clinical trials or analyses or to modify or cease development programs for our product candidates;
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
There is substantial uncertainty as to the potential impacts of a prolonged U.S. federal government shutdown and as to whether and to what extent measures implemented by the current presidential administration in the U.S. will impact the FDA. Our business could be negatively impacted by disruptions at the FDA or other government agencies.
Since the start of the current presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. The administration and federal government could adopt legislation, regulations, policies, or guidances that adversely affect our business or negatively impact the development, approval, and commercialization of our products, including creating a more challenging or costly environment in which to work. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the FDA, the Department of Health and Human Services, and the U.S. Patent and Trademark Office.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the current presidential administration; government budget and funding levels; statutory, regulatory and policy changes; the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees; and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years including most recently from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Following the reopening of the U.S. government on November 12, 2025, there may be a backlog of regulatory submissions which could delay the ability of the FDA to review our regulatory submissions. Any such delays could have a material adverse effect on our business, such as delaying the FDA’s review and oversight of our product candidates and impact FDA’s ability to provide timely feedback on our development programs, including through Type C or Type D meetings or informal interactions. Additionally, reductions in workforce or other disruptions to the agency, particularly in the review or inspection divisions, could extend BLA review timelines, including for our BLA for veligrotug, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory, or policy changes regarding the standards or processes for approving our product candidates that we may be unable to satisfy.
In addition, the current U.S. presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine operations. A significant reduction in FDA’s workforce or FDA’s budget, or other disruptions at FDA, could materially impact FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. Changes in FDA personnel under the current presidential administration may also lead to further changes in the regulations, policies, and operations of the FDA, which may impact our clinical development plans. Any of these actions could adversely affect the development and approval of our product candidates. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.
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
•regulatory authorities may require additional warnings on the drug labeling or narrow approved indications;
•we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
•we could be sued and held liable for harm caused to patients or subjects; and
•our reputation and the commercial success of our products may suffer.
Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered and whether the real world safety and effectiveness of a product candidate will be consistent with the safety and effectiveness profile seen in clinical studies. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. New data relating to veligrotug, including from adverse events reports and any potential post-marketing commitments or requirements in the United States, and from other ongoing clinical studies, including those of our partners, may result in changes to the product labeling and may adversely affect sales, or result in withdrawal of veligrotug from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing veligrotug’s marketing applications for additional indications and/or in other jurisdictions, or may impose post-approval commitments or requirements. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate sales revenues.
Further, if such safety problems occur or are identified after our product candidates reach the market, we could be subject to costly and time-intensive post-marketing review and regulation. The FDA or other regulatory authorities may require that we amend the labeling of the product, implement a REMS, recall the product, conduct a post-approval study or studies, implement surveillance measures, or may even withdraw approval for the product. Later discovered undesirable side effects could further result in reduced market acceptance and utilization of our product or potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations and prospects.
Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.
Additional time may be required to obtain marketing authorizations for certain of our product candidates because they are, or are anticipated to be, combination products.
Some of our product candidates, including elegrobart, VRDN-006 and VRDN-008, are or are anticipated to be combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, such as drugs that utilize delivery systems like auto-injectors or prefilled syringes, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient. See “Business—Government Regulation—Regulation of Combination Products.”
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
From time to time, we publish preliminary data from our clinical trials. In December 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of elegrobart as our lead subcutaneous product candidate for TED. Based on the comparable pharmacology of elegrobart to veligrotug, we believe elegrobart has the potential to maintain the clinical response of veligrotug while significantly increasing patient convenience. However, we are conducting a global pivotal program for elegrobart in patients with TED, and results of any clinical trials conducted in TED patients with elegrobart may not demonstrate safety or efficacy comparable to veligrotug or at all.

In September 2024, we announced topline data from the phase 3 THRIVE trial of veligrotug in patients with active TED. In December 2024, we announced topline data from the phase 3 THRIVE-2 trial in patients with chronic TED. While THRIVE and THRIVE-2 met all primary and secondary endpoints at 15 weeks with a generally well-tolerated safety profile, this data may not be fully reflective of the final results for the THRIVE and THRIVE-2 trials, respectively. If final results from the THRIVE and THRIVE-2 trials are not positive or favorable, it could negatively impact or alter the development of veligrotug and could materially harm our business prospects. If clinical data from the veligrotug trials are not positive or favorable, it could negatively impact or alter the development of elegrobart and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our elegrobart product candidate could negatively impact veligrotug and could materially harm our business prospects.
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
Negative or unfavorable additional outcome measurements made throughout the duration of a clinical trial or significant adverse differences between preliminary data and final, audited and verified data could negatively affect the prospect of regulatory approval for our product candidates and could materially harm our reputation and business prospects.
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
Risks Related to Commercialization of Our Product Candidates
Our business operations and market access arrangements will be subject to applicable healthcare regulatory laws, which, if not properly adhered to, could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. In the U.S., these laws include, but are not limited to the following, some of which are likely to apply only if or when we obtain marketing approval for a product candidate:

•federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•the federal anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing products prior to approval or for off-label use and regulates the distribution of samples;
•federal laws that require pharmaceutical manufacturers to calculate, report and certify product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
•the federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to CMS within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including state anti-kickback and false claims laws, consumer protection and unfair competition laws and laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, report drug product pricing information, financial interactions with health care providers, or marketing expenditures and/or require the registration of pharmaceutical sales representatives.
The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
Ensuring compliance with these laws is time-consuming and costly. If and when one of our product candidates is approved, our compliance efforts will need to expand and evolve to address newly applicable laws. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

If we are unable to establish commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell our product candidates, we may be unable to generate any revenue.
To successfully commercialize any products that may result from our development programs, we need to invest in and develop these commercialization capabilities, including commercial manufacturing, sales and marketing capabilities, or find one or more collaborators to commercialize our products. Any failure or delay in the timely development of our internal commercialization capabilities, or in entering into agreements with third parties to market or sell our product candidates could adversely impact the potential for the launch and success of our products.
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
We may attempt to form collaborations in the future with respect to our product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans. Even where we have entered into a collaboration, they may not be successful.
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
Even where we have entered into a license agreement or other form of collaboration regarding the development or commercialization of our product candidates, including those with Zenas Biopharma or Kissei, we cannot guarantee that such a collaboration will be successful. Any delays in identifying suitable collaborators and entering into agreements to develop and/or commercialize our product candidates could delay the development or commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Absent a strategic collaborator, we would need to undertake development and/or commercialization activities at our own expense. If we elect to fund and undertake development and/or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our product candidates or bring them to market and our business may be materially and adversely affected.
We face substantial competition, and our competitors may discover, develop, or commercialize products faster or more successfully than us.
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED and FcRn inhibitor therapeutics. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, Argenx, Immunovant, Inc., Roche Holdings AG, Alumis, Inc. (merged with ACELYRIN, Inc. in May 2025), Tourmaline Bio, Inc., Lassen Therapeutics, and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. If approved, veligrotug and elegrobart will also compete against generic medications, such as corticosteroids, and surgical procedures that are prescribed for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Johnson & Johnson and Immunovant, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.

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
Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. For example, if veligrotug is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for veligrotug or any other future products to compete with generic products.
If our competitors obtain marketing approval from the FDA, EMA, or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research, and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For example, Amgen is a large biotechnology company in the competitive landscape for clinical trials and therapeutics for TED. Large pharmaceutical companies, in particular, have extensive expertise in developing and commercializing drugs, including nonclinical and clinical testing, and in obtaining regulatory approvals, pricing and reimbursement for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. If our product candidates fail to compete effectively against established treatment options or future products currently in development, this would harm our business, financial condition, results of operations and prospects.
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
The pricing, as well as the coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, private insurers, managed care plans, and other organizations, are essential for most patients to be able to afford expensive treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by third-party payors. Government authorities and other third-party payors decide which products they will cover and establish reimbursement levels for those products. Such payors may attempt to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for our products. Our ability to commercialize our product candidates successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. If coverage and adequate reimbursement are not available, or are available only in limited amounts we may not be able to successfully commercialize our products. See “Business—Coverage and Reimbursement.”
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
Within the U.S., the current presidential administration has sought and is likely to continue to seek to implement “most favored nation” pricing for drugs and biologics covered under government programs. In May 2025, President Trump issued an Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs. In the wake of these policy pronouncements, federal agencies are developing new drug pricing pilot programs, such as proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. If “most favored nation” pricing is implemented under the law, payment for our products and our business results could be adversely affected, although the full impact of any such actions cannot be predicted.
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
If we are unable to successfully further develop and maintain internal commercialization capabilities, sales of our future products may be negatively impacted.
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, if our products are approved, which could materially impact our business. In September 2025, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations.
In the future, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be different than our estimates. If the market opportunities for any product candidates we develop are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.
The potential market opportunities for our product candidates are difficult to estimate and will depend in part on the success of competing therapies and therapeutic approaches. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our product. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
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
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, administering the product to patients, manufacturing issues, or different product characteristics resulting from changing a manufacturer, changing a manufacturing location, the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including elegrobart, VRDN-006, and VRDN-008, are or are anticipated to be combination products. In particular, we anticipate using devices in connection with our product candidates elegrobart and VRDN-006. Combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
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
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of all of the product candidates in pipeline, including those in nonclinical and early clinical research, and our current cost to manufacture our drug products may not be commercially feasible. Additionally, the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
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
•Foreign third-party manufacturers may be subject to U.S. legislation, regulatory actions, or investigations, including legislation similar to the BIOSECURE Act, trade restrictions and other U.S. or foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay clinical trials, delay commercial launch, affect the ability to transfer to different manufacturers or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies.
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
We currently rely on the Chinese CDMO WuXi and other CDMOs, to develop and manufacture our product candidates, and will likely continue to rely on them in the future. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. In December 2025, the BIOSECURE ACT was enacted into law as part of the National Defense Authorization Act for FY 2026. The BIOSECURE ACT prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. The BIOSECURE ACT has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including WuXi, and it is possible some of our contractual counterparties could be impacted by the legislation described above in the future and alternative arrangements may need to be made. While WuXi is not currently a biotechnology company of concern under the BIOSECURE ACT, they may be deemed a biotechnology company of concern in the future. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.
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
We have entered into collaborations to develop and commercialize products containing veligrotug and elegrobart with Zenas BioPharma in Greater China and Kissei Pharmaceuticals in Japan. We may enter into additional collaborations or partnerships for these product candidates as well as future product candidates. For our current collaborations, there is no guarantee that the collaboration will be successful and no guarantee if we are successful in entering into additional future collaborations with respect to the development and/or commercialization of one or more product candidates. Collaborations may pose a number of risks, including:
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
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our ability to obtain regulatory exclusivity and our and our licensors’ ability to maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technologies and product candidates. Regulatory exclusivity rules may be amended by legislative action, such as through the recently adopted 'Pharma Package' in the EU in December 2025.
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
We may be subject to claims that our employees, consultants, or independent contractors are failing to comply with obligations to former employers or other third parties, including having wrongfully used or disclosed confidential information of former employers or third parties, that our employees have wrongfully used or disclosed alleged trade secrets of their former employers or third parties, or in connection with claims that our employees, consultants, or independent contractors are soliciting employees or business from prior employers.
We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have written agreements and make every effort to ensure that our employees, consultants, and independent contractors do not use the proprietary information or intellectual property rights of others in their work for us, we may in the future be subject to any claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties. We may also be subject to claims in connection with claims that our employees, consultants, or independent contractors are otherwise failing to comply with obligations to former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or our employees’ ability to perform their jobs could be limited for a period of time, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, which could adversely impact our business.
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
We are no longer pursuing orphan drug designation for veligrotug for thyroid eye disease in the U.S., but we may seek orphan drug designation for veligrotug in other indications and/or territories and for our other product candidates in various indications and/or territories subject to meeting the local requirements for orphan designation.
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

Any product candidates for which we may obtain approval would be subject to extensive and ongoing regulatory oversight. If we fail to comply with continuing U.S. and foreign requirements, any approvals we may receive for our product candidates could be limited or withdrawn, we could be subject to other penalties, and in any such case our business would be seriously harmed.
None of our product candidates are currently approved by the FDA or any other regulatory authority. Any product candidates for which we may ultimately receive marketing authorization would be subject to ongoing regulatory requirements governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export, recordkeeping, and reporting. Ongoing FDA requirements include, among other things, submission of safety and other post-marketing information and reports, registration and listing, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and GCP requirements for any clinical trials that we conduct post-approval. In addition, we intend to seek approval to market our product candidates in jurisdictions outside of the U.S., and therefore would also be subject to, and must comply with, regulatory requirements in those jurisdictions.
Any product candidates for which we may receive approval would be subject to continuing regulatory oversight following approval, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This includes results from any post-marketing studies or surveillance to monitor the safety and efficacy of our approved products or other products required as a condition of approval or otherwise agreed to by us. Products are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown or underestimated problems with a product could result in:
•sales of our approved products may be lower than originally anticipated;
•regulatory approvals for our approved products may be restricted or withdrawn;
•we may decide, or be required, to send product warning letters or field alerts to physicians, pharmacists and hospitals;
•additional nonclinical studies or clinical trials, changes in labeling, adoption of a REMS plan, or changes to manufacturing processes, specifications and/or facilities may be required; and/or
•government investigations or lawsuits, including class action suits, may be brought against us.
Any of the above occurrences could reduce or eliminate sales of our approved products, increase our expenses and impair our ability to successfully commercialize one or more of these products.
If we or our collaborators, CDMOs or other service providers fail to comply with applicable continuing regulatory requirements in the U.S. or a foreign jurisdiction in which we seek to market our products, we or they may be subject to, among other things, fines, warning or untitled letters, holds on clinical trials, refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions, fines, injunctions, civil penalties and criminal prosecution.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates for which we may obtain approval and any product candidates we may develop and adversely affect our business, financial condition, results of operations and prospects.
Healthcare legislative reform measures may have a material adverse effect on our business, financial condition, or results of operations, and current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the U.S., there have been and continue to be a number of executive, legislative, and regulatory initiatives to contain healthcare costs and reexamine drug pricing and payment models. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries, and proposed and enacted federal and state legislation and executive initiatives designed to, among other things, bring more transparency to product pricing, and reform government program reimbursement methodologies for products. For example, in March 2010, the

ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. In 2022, Congress passed the IRA, which, among other provisions, included a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes included caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Legal challenges to the IRA have been initiated and some remain underway.
Drug pricing and payment is a current focus of significant activity. In 2025, President Trump issued two Executive Orders with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs; facilitating drug importation; and identifying most-favored-nation target pricing for prescription drugs and making such pricing available to government health benefit programs and patients. In the wake of these Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced and launched in February 2026. Federal agencies are developing new Medicare and Medicaid drug pricing pilot programs. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge. There have also been other reform efforts affecting access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. There is uncertainty regarding the nature or impact of any drug, broader healthcare, or other reform implemented at the federal or state level, and the extent to which any such action will be subject to legal challenges, including litigation, or other challenges. It is unclear how any such healthcare reform measures will impact our business. See “Business—Health Reform.” Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our products, our revenues, and our ability to achieve or maintain profitability.
We may be subject, directly or indirectly, to a wide range of domestic and foreign healthcare and other laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.
Our operations may be subject to a wide range of domestic and foreign laws, including fraud and abuse laws, such as the federal Anti-Kickback Statute, the federal civil False Claims Act, and, the UK Bribery Act 2010, privacy laws, such as Physician Payments Sunshine Act, the European General Data Protection Regulation 2016/679, and other regulations. These laws may impact, among other things, our interactions with healthcare professionals and patients, and influence our proposed promotional activities. In addition, we may be required to adopt certain compliance standards and may be required to certify to them. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation, and may make it challenging for us to ensure compliance.
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
If we fail to comply with our obligations under the Medicaid Drug Rebate program, other governmental pricing or reporting programs, including state pricing reporting requirements, we could be subject to penalties and sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We intend to participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program, the VA FSS pricing program, the Tricare Retail Pharmacy Program, and particular other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. These programs may require participating drug manufacturers to report product and pricing data that determine the discounts and/or rebates available through them. Pricing and rebate calculations vary across such products and programs, are complex, and are often subject to interpretation by the government, which interpretation can change and evolve over time. If we become aware of an inaccuracy in our reported product or pricing data, we are generally obligated to resubmit our reporting and correct the federal program discounts and/or rebates accordingly. Any determination by governmental agencies that we have failed to comply with our reporting and payment obligations could subject us to penalties and sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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
Outside of the U.S., data protection laws, including the GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), also apply to some of our operations. The GDPR and UK GDPR increase our obligations with respect to the processing of personal data in relation to clinical trials conducted in the member states of the EEA and the UK, including by expanding the definition of personal data to include coded (pseudonymized) data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and UK should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection. The GDPR and UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the U.K.), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these laws is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and UK activities. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends greatly upon our ability to attract and retain highly qualified managerial, scientific, medical and commercial personnel with particular subject matter expertise. We are highly dependent on our management team. The loss of the services of key personnel, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.
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
Our headquarters are in Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have and may continue to grant equity awards that vest over time or vest upon the achievement of certain pre-established milestones. The value to employees of equity awards has been, and may continue to be, significantly affected by movements in our stock price that are beyond our control, and these equity awards may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, increased trade tariffs and trade disputes with other countries, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, and the potential for increased U.S. trade tariffs and trade disputes with other countries may increase economic uncertainty, increase operating costs, and affect consumer spending. Similarly, the ongoing global military conflicts between Russia and Ukraine, the rising tensions between China and Taiwan, the conflict in Israel and surrounding area, tensions in Venezuela, and domestic tensions within the U.S. have created, or may create, significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our clinical trials, our business and the third parties on whom we rely.
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
Pursuant to the Hercules Loan and Security Agreement, we have pledged substantially all of our assets, other than our intellectual property rights. Additionally, the Hercules Loan and Security Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan and Security Agreement also contains customary affirmative and negative covenants that, among other things, limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan and Security Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan and Security Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules Capital, Inc. (“Hercules”)), immediately due and payable. If an event of default under the Hercules Loan and Security Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan and Security Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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
In addition, the Certificate of Designation of our Series A convertible preferred stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A convertible preferred stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A convertible preferred stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A convertible preferred stock. As of December 31, 2025, a majority of the then outstanding shares of Series A convertible preferred stock was held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.
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
•failure to meet or exceed analyst revenue estimates for our products, if approved;
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

ITEM 2. PROPERTIES
We are party to a multi-year, non-cancelable lease agreement for our office space in Waltham, Massachusetts (as subsequently amended in July 2021, April 2022, July 2022, April 2024, September 2024 and September 2025, the “Massachusetts Lease”). In April 2024, we entered into a fourth amendment to the Massachusetts Lease (the “Fourth Amendment”). The Fourth Amendment makes certain modifications to the Massachusetts Lease, including (i) securing 10,427 sq. ft. of office space in the same building (the “New Premises”), (ii) the termination of the 10,956 sq. ft. of leased space under the Massachusetts Lease (the “Original Premises”), and (iii) the extension of the expiration date of the New Premises to July 2029. Under the Fourth Amendment, we have the option to extend the lease term for an additional period of three years upon notice to the landlord. In September 2024, we entered into a fifth amendment to the Massachusetts Lease (the “Fifth Amendment”). The Fifth Amendment makes certain modifications to both the Massachusetts Lease and the Fourth Amendment, including the addition of 2,788 sq. ft. of office space in the same building (the “September 2024 Expansion Premises”). In September 2025, we entered into the sixth amendment to the Massachusetts Lease (the “Sixth Amendment”). The Sixth amendment makes certain modifications to the Massachusetts Lease, including the addition of 5,240 sq. ft. of office space in the same building (the “September 2025 Expansion Premises”).
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
Holders
As of February 20, 2026, we had 9 registered holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
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
This section discusses 2025 and 2024 items and year-to-year comparisons between the years ended December 31, 2025 and 2024. Discussions of the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
Overview and Recent Developments
We are a biopharmaceutical company focused on discovering, developing, and commercializing potential best-in-class medicines for serious and rare diseases. We target therapeutic areas in which current treatments leave room for improvements in efficacy, safety, and/or dosing convenience. We believe there is significant potential in these areas for better medicines that address unmet needs, improve outcomes, and expand treatment options for patients. We aim to develop differentiated, potential best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, and expanded market access.

Our pipeline targets validated pathways and disease-driving mechanisms in autoimmune and rare diseases. These include product candidates directed at the IGF‑1R for the treatment of TED, inhibitors of the FcRn with potential application across multiple autoimmune disorders, and a TSHR inhibitor program with potential in TED and Graves’ disease. We develop therapeutics through internal research and discovery, as well as through in-licensing opportunities that align with our strategic focus. Our capabilities span protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development, commercial planning, and commercialization in these therapeutic areas.
As we prepare for the anticipated launch of our first commercial product, if approved, we are building the infrastructure we believe is required to support a successful transition to a commercial organization. This includes establishing sales and marketing, market access, patient services, and commercial operations functions, and expanding our medical, clinical, regulatory, quality, and supply chain and distribution capabilities. Our commercial readiness efforts focus on enabling reliable access for patients, supporting physicians, and engaging effectively with payors.
Our strategy combines clear scientific, clinical, and commercial rationale with excellence in execution to rapidly discover, develop, and commercialize better medicines for patients. We rely on our scientific, clinical, and commercial expertise to identify opportunities to improve upon existing investigational or approved therapies and to apply these insights to designing, selecting, developing, and commercializing potential best-in-class product candidates. We bring potential improvements to critical areas such as molecular design, dose selection, pharmacokinetics, pharmacodynamics, clinical trial design, trial endpoints, and the selection and recruitment of patients. We believe this strategy enables efficient product development and reduces the risk when developing novel therapeutics.
Development of IGF-1R Therapies to Treat Thyroid Eye Disease (TED)
We are developing therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase (“active TED”), followed by a transition to a secondary chronic phase (“chronic TED”). The only medicine approved by the FDA for TED is Tepezza® (teprotumumab), which is an intravenously administered monoclonal antibody that targets IGF-1R. Tepezza is marketed in the United States (“U.S.”) by Amgen Inc. (“Amgen”). Amgen gained approval for Tepezza in Japan in 2024 and from the European Commission in 2025.
We are developing two anti-IGF-1R product candidates, veligrotug for intravenous (“IV”) administration and elegrobart (formerly known as VRDN-003) for subcutaneous (“SC”) administration, to treat patients who suffer from TED. Our most advanced program, veligrotug, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro nonclinical data, we showed that veligrotug is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. Elegrobart has the same binding domain as veligrotug, and was engineered to have a longer half-life. Elegrobart is designed to be a low-volume, infrequently-dosed subcutaneous IGF-1R for TED, which we plan to launch commercially with an auto-injector to enable at-home patient self-administration. We believe elegrobart has the potential to be the best-in-class anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients with subcutaneous delivery.
We conducted a global pivotal clinical program for veligrotug, evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 were each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen features fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. In September 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved its primary and all secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. In December 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved its primary and all secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug demonstrated a rapid onset of treatment effect in THRIVE-2, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. Veligrotug demonstrated durability at 52 weeks in THRIVE, showing that 70% of patients who were proptosis responders at week 15 maintained their response at week 52.

To meet the 300 patient safety database requirement for the veligrotug BLA, we are conducting STRIVE, a global phase 3 clinical trial. STRIVE enrolled 231 TED patients, utilized broad inclusion criteria (e.g., any severity or duration of disease), and randomized patients 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also conducting an open label extension study for non-responding patients in THRIVE and THRIVE-2 which has completed enrollment. In May 2025, the FDA granted Breakthrough Therapy designation to veligrotug. We submitted a BLA for veligrotug to the FDA in October 2025, which was accepted for filing and granted Priority Review in December 2025 with a PDUFA target action date of June 30, 2026. We additionally submitted an MAA to the EMA in January 2026.
We are also developing elegrobart, our subcutaneous anti-IGF-1R product candidate currently in pivotal clinical studies in TED, which we selected in December 2023 following positive data in a phase 1 clinical trial in healthy volunteers.
In its phase 1 clinical study in healthy volunteers, elegrobart was shown to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Based on this data and the similarities between the veligrotug and elegrobart antibodies, we selected Q4W and Q8W dosing of elegrobart to advance to phase 3 pivotal studies. PK modeling showed Q4W and Q8W subcutaneous elegrobart dosing could achieve the range of modeled veligrotug exposures based on a two-infusion phase 2 TED study at 3 mg/kg and 10 mg/kg IV, once every three weeks. Both dosing regimens of veligrotug showed robust clinical activity.
We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies are evaluating elegrobart administered subcutaneously every four weeks or every eight weeks and will assess outcomes versus placebo. In September 2025, we announced that REVEAL-1 and REVEAL-2 completed enrollment, enrolling 132 and 204 patients, respectively, each exceeding its target enrollments of 117 and 195 patients, respectively, due to demand. 67% of REVEAL-1 patients were enrolled from the U.S., and 56% of REVEAL-2 patients were enrolled from the U.S. In addition, to enable BLA submission for elegrobart, we are conducting a safety study to meet the 300 patient safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials). We completed enrollment of this safety study in October 2025, enrolling 321 patients, exceeding the target enrollment of 284 patients due to demand. Additionally, we are conducting an auto-injector study to enable launching elegrobart in an auto-injector device, if approved. We completed enrollment in the autoinjector study in December 2025, enrolling 87 patients, exceeding the target enrollment of 75 patients. We anticipate topline data for REVEAL-1 in the first quarter of 2026 and REVEAL-2 in the second quarter of 2026.
Development of FcRn Inhibitors
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
VRDN-006 is a highly selective Fc fragment that inhibits FcRn and is designed to be a convenient subcutaneous and self-administered option for patients. In non-human primate (“NHP”) studies, VRDN-006 demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low-density lipoprotein (“LDL”) levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head NHP studies, VRDN-006 demonstrated comparable potency and IgG reductions to efgartigimod, which is the current standard of care in FcRn inhibition, as well as a similar safety profile. We submitted an IND for VRDN-006 in December 2024, which cleared in January 2025. In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, and that VRDN-006 was sparing of albumin and LDL and was generally well-tolerated with no dose-limiting toxicities or serious adverse events.
VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and LDL, consistent with efgartigimod. We submitted an IND for VRDN-008 in December 2025 and received IND clearance from the FDA in January 2026. We expect healthy volunteer data in the second half of 2026.

Development of TSHR Inhibitors
In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We anticipate submitting an IND for this program in the fourth quarter of 2026.
We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, blocking TSHR could also be effective to treat Graves’ disease.
Graves’ disease is an autoimmune disease in which autoantibodies form against the TSHR, stimulating and activating the receptor. These TSH receptor antibodies (“TRAb”) can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine (“RAI”), and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism.
Blocking TSHR activation through a TSHR antagonist represents a differentiated therapeutic approach aimed at targeting disease-driving mechanisms in TED and in Graves’ disease.
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
In October 2020, we entered into a license agreement with Zenas BioPharma. Subsequently, we entered into several letter agreements to assist Zenas BioPharma with certain development activities, including manufacturing (collectively with the license agreement, the “Zenas Agreements”). Under the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. In July 2022, Zenas BioPharma announced that it had obtained IND approval in China. Additionally, we are eligible to receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China throughout the royalty term. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. In May 2022, we entered into a manufacturing development and supply agreement with Zenas BioPharma to manufacture and supply, or have manufactured and supplied, clinical drug product for development purposes. In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab and assigned the manufacturing development and supply agreement to Zai Lab in connection with the sublicense transaction. In July 2025, the Company entered into a side agreement with Zai Lab (the “Side Agreement”), with Zenas BioPharma as countersigner, pursuant to which the Company agreed to provide certain services directly to Zai Lab to support development and commercialization activities. In August 2025, the Company entered into a material transfer agreement (“MTA”) with Zai Lab, to supply certain materials for clinical trial use. We have concluded that Zenas Biopharma and Zai Lab are related parties to us.

In July 2025, we entered into a Collaboration and License Agreement pursuant to which we granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and elegrobart including for the treatment of TED, in Japan, and, under certain circumstances, a non-exclusive license to manufacture such licensed products worldwide for use in Japan. As consideration for the Kissei Agreement, the transaction price included an upfront cash payment of $70.0 million, which was recognized as revenue during the year ended December 31, 2025. Additionally, we are eligible to receive up to an additional $315.0 million of non-refundable milestone payments upon achieving specific milestone events during the contract term, as well as tiered royalty payments ranging from percentages in the twenties to the mid-thirties based on the annual net sales of any licensed products sold in Japan.
In the future, we expect to continue to generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales, and royalties in connection with strategic alliances and from customers. We expect that any revenue we generate could fluctuate from quarter to quarter as a result of the timing of our achievement of development and commercial milestones, the timing and amount of payments relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or our strategic alliance collaborators, if any. If we or our strategic alliance collaborators, if any, fail to develop product candidates in a timely manner or to obtain regulatory approval for them, then our ability to generate future revenue, and our results of operations and financial position would be adversely affected.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, and severance and retention benefits related to our executive, commercial, finance, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, market research and other professional and consulting fees to prepare for commercial activities, as well as insurance, board of director compensation, consulting, and other administrative expenses.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income, interest expense and various items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds and marketable securities. Interest expense consists of cash and non-cash interest expense related to our DRI Purchase and Sale Agreement and Hercules Loan and Security Agreement.
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
Liability Related to the Sale of Future Revenue
We account for the liability related to the sale of future revenue, pursuant to the Purchase and Sale Agreement entered into with DRI Healthcare Acquisitions LP (“DRI”), as a debt financing, as we have significant continuing involvement in the generation of the future cash flows.
The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties and commercial milestones expected to be paid over the life of the arrangement. Interest accretion on the liability related to the sale of future revenue is recognized using the effective interest rate method over the life of the related royalty stream. We periodically assess the expected payments using a combination of internal projections and forecasts from external sources. To the extent the amount or timing of future estimated payment is materially different than our previous estimates, we will account for any such change by prospectively adjusting the effective interest rate and related non-cash interest expense.
Derivative Liability
The Purchase and Sale Agreement with DRI contains an embedded derivative that requires bifurcation as a compound financial instrument separate from the liability related to the sale of future revenue. The derivative liability is recorded at fair value using Monte Carlo simulation models which require the use of certain unobservable inputs, including estimates relating to the amount and timing of expected future revenue, the estimated volatility of these revenues, meeting certain conditional milestones, the discount rate corresponding to the risk of future cash flows, and the probability of a change in control. The derivative liability is remeasured each reporting period with any change in fair value recorded in other expense, net on the consolidated statements of operations and comprehensive loss.

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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
License revenue	$70,000	$—	$70,000
Collaboration revenue - related parties	849	302	547
Research and development expenses	338,929	238,254	100,675
Selling, general and administrative expenses	95,315	61,083	34,232
Other income, net	20,794	29,086	(8,292)
Net loss	$(342,601)	$(269,949)	$(72,652)

Revenue
License revenue for the year ended December 31, 2025 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue - related parties for the years ended December 31, 2025 and 2024 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Research and Development Expenses

	Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
Direct research and development expenses
TED portfolio	$209,480	$131,133	$78,347
FcRn inhibitor portfolio	46,394	41,941	4,453
Other research programs and expenses	7,036	3,001	4,035
Unallocated expenses
Personnel-related (including share-based compensation)	69,555	55,237	14,318
Facility and other expenses	6,464	6,942	(478)
Total research and development expenses	$338,929	$238,254	$100,675
Direct costs related to the TED portfolio increased by $78.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the progression of our portfolio, including the following:
•$55.6 million increase in clinical trial costs and an $8.7 million increase in chemistry, manufacturing and controls costs to support multiple ongoing phase 3 clinical trials for veligrotug and elegrobart clinical trials; and
•$11.4 million increase in milestone, license and option fees due under our license agreement with ImmunoGen.

Direct costs related to the FcRn inhibitor portfolio increased by $4.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to:
•$7.0 million increase in clinical trial costs to support a phase 1 clinical trial for VRDN-006; and
•$5.2 million increase in chemistry, manufacturing and controls costs to support IND-enabling activities; partially offset by
•$8.3 million decrease in nonclinical research due to timing and stage of development of the FcRn inhibitor portfolio.
Direct costs related to other nonclinical research and development increased by $4.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to an increase in nonclinical research and chemistry, manufacturing and controls costs to support the development of the TSHR program.
Personnel-related costs increased $14.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to increased headcount to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)

Personnel-related (including share-based compensation)	$52,115	$36,832	$15,283
Legal, consulting and professional services	38,475	20,419	18,056
Facility and other expenses	4,725	3,832	893
Total selling, general and administrative expenses	$95,315	$61,083	$34,232
Selling, general and administrative expenses were $95.3 million during the year ended December 31, 2025, compared to $61.1 million during the year ended December 31, 2024. The $34.2 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$15.3 million increase in personnel-related costs, primarily due to an increase in headcount to support preparatory commercial activities for veligrotug and our growing organization; and
•$18.1 million increase in legal services, market research and other professional and consulting fees primarily for preparatory commercial activities for veligrotug.
Other Income, net
Other income, net was $20.8 million during the year ended December 31, 2025 compared to $29.1 million during the year ended December 31, 2024, primarily comprised of interest income earned on marketable securities, partially offset by interest expense related to our DRI Purchase and Sale Agreement and Hercules Loan and Security Agreement.
Additional Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A convertible preferred stock, our Series B convertible preferred stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through December 31, 2025, we have generated an accumulated deficit of $1,338.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
In addition, we may continue to incur additional operating losses as a result of planned expenditures for research and development activities, our drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial, and compliance capabilities. Our ability to generate revenues from sales of veligrotug and elegrobart in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the timing or availability of additional funds under the DRI Purchase and Sale Agreement or the Hercules Loan and Security Agreement, if at all. Our ability to achieve milestones under the DRI Purchase and Sale Agreement or drawdown on the remaining tranches under the Hercules Loan and Security Agreement are subject to our achievement of certain regulatory and commercial milestones on or before certain dates or, for certain milestones, on mutual agreement of the applicable party.
As of December 31, 2025, we had $874.7 million in cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable the Company to fund our planned operations for at least twelve months from the date of the issuance of these consolidated financial statements. Based on our current business plans, we believe that our existing current cash, cash equivalents, marketable securities, the $115.0 million in potential near-term milestones anticipated under the DRI Purchase and Sale Agreement and the anticipated revenue from veligrotug and elegrobart sales, if each is approved on our anticipated timelines, will be sufficient to fund our planned operations to break even where our anticipated revenues fund our anticipated operating expenses.
Our material cash requirements include obligations as of December 31, 2025, as well as resources required to fulfill our research and development activities and the effects that such obligations and activities are expected to have on our liquidity and cash flows in future periods. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of our development activities and efforts to achieve regulatory approval.
Our commitments primarily consist of obligations under our collaboration, development, and license agreements. Under these agreements, we are required to make milestone payments upon successful completion of certain regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 8, Collaboration and License Agreements, to our consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our office space in Waltham, Massachusetts and our lab and office facilities in Boulder, Colorado. For additional information regarding our lease obligations, see Note 9, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.
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
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, we entered into the Hercules Loan and Security Agreement among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches, including an initial tranche of $25.0 million. Upon signing, we drew an initial principal amount of $5.0 million. Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon the achievement of a development milestone in August 2022.

In August 2023, we executed the first amendment to the Hercules Loan and Security Agreement (the “Hercules First Amendment”). The Hercules First Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. Under the Hercules First Amendment, the maturity date was extended to October 1, 2026 and the Lenders provided the Borrower access to an increased term loan with an aggregate principal amount of up to $150 million, in four tranches, consisting of (i) an initial tranche of $50.0 million, $25.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (ii) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (iii) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (iv) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), which was available through June 15, 2025. Upon execution of the Hercules First Amendment, the Borrower drew an additional principal amount of $15.0 million, increasing the cumulative amount drawn to $20.0 million. The obligations of the Borrower under the Hercules First Amendment agreement were secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property.
In October 2025, we executed a second amendment (the “Hercules Second Amendment”) to the Hercules Loan and Security Agreement. Under the Hercules Second Amendment, the term loan facility was amended to extend the maturity date to October 1, 2030 and provide an aggregate principal amount of up to $300.0 million (the “New Term Loan”), consisting of (i) an initial tranche of $100.0 million (“Tranche 1”), comprised of $30.0 million drawn upon execution of the Hercules Second Amendment, increasing the cumulative amount drawn to $50.0 million, $25.0 million (“Tranche 1B”) available through September 15, 2026, and $25.0 million available from the earlier to occur of the expiration or full funding of Tranche 1B through December 15, 2026, ii) a second tranche of $50.0 million (“Tranche 2”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 1 and December 15, 2025 through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 2 Expiration Date”), (iii) a third tranche of $50.0 million (“Tranche 3”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 2 and the Tranche 2 Expiration Date through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 3 Expiration Date”), (iv) a fourth tranche of $50.0 million, subject to achievement of a certain revenue milestone, available from (A) the earlier to occur of the full draw of Tranche 3 and the Tranche 3 Expiration Date through (B) March 15, 2028, and (v) a fifth tranche of $50.0 million, subject to approval by the Lenders’ investment committee(s), available through October 1, 2030. The milestones for Tranche 2, Tranche 3 and Tranche 4 have not yet been achieved. The obligations of the Borrower under the Hercules Second Amendment are secured by substantially all of the assets of the Borrower.
The amended term loan facility bears interest at a floating per annum rate equal to the greater of 8.95% and 1.45% above the Prime Rate (as defined therein), provided that the interest rate shall not exceed a per annum rate of 9.45%. Interest is payable monthly in arrears on the first day of each month. The interest rate as of December 31, 2025 was 8.95%.
Under the Hercules Second Amendment, we are obligated to make interest-only payments through October 1, 2029. If certain regulatory milestones are met, then the interest-only period will be extended to October 1, 2030. We are required to repay the outstanding amount of the term loan facility in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2030. In addition, we are required to pay an end-of-term fee equal to 4.25% of the principal amount of funded advances if the term loan facility is repaid on or prior to October 17, 2027 or 6.00% of the principal amount of funded advances at maturity if the term loan facility is repaid after October 17, 2027.
Purchase and Sale Agreement with DRI Healthcare Acquisitions LP
In October 2025, we entered into a Purchase and Sale Agreement of revenue participation rights with DRI Healthcare Acquisitions LP (“DRI”), (the “DRI Purchase and Sale Agreement”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from us in exchange for up to $300.0 million in consideration, including $55.0 million paid at signing and conditional payments of up to $245.0 million for which we will become eligible to receive upon achieving certain regulatory and sales-based milestones.
The DRI Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and DRI and customary covenants on the part of the Company, as well as a limit on the amount of incurrence of certain types of indebtedness, which limit automatically terminates a certain period of time following receipt of marketing approval for veligrotug in the U.S. The DRI Purchase and Sale Agreement requires us to pay tiered royalties to DRI based on net sales of veligrotug, elegrobart and certain other related products (the “Net Sales Royalties”). The royalties consist of (i) 7.5% of annual U.S. net sales up to and including $600 million, which royalties could increase to low-double digits if marketing approval for elegrobart is not received prior to a speciﬁed date, (ii) 0.8% of annual U.S. net sales above $600 million and up to and including $900 million, (iii) 0.25% of annual U.S. net sales above $900 million and up to $2 billion, and (iv) no royalty owed for annual

U.S. net sales in excess of $2 billion. The DRI Purchase and Sale Agreement may only be terminated upon repayment by us of a certain multiplier of the consideration paid to us by DRI (less payments by us to DRI to date) on or prior to a certain date or repayment by an acquirer of us of a certain multiplier of the consideration paid by DRI to us (less payments by us to DRI to date) following a change of control of the Company.
We determined that the DRI Purchase and Sale Agreement is considered a sale of future revenues and is treated as a financing liability according to Accounting Standards Codification (“ASC”) 470, Debt, based on the specific facts and circumstances including our significant continuing involvement in the generation of the cash flows due to DRI. The sale of future revenue liability is accounted for as debt and is recorded at cost. After initial recognition of the debt instrument, we will use the effective interest method to account for the amount recorded as debt on its balance sheet. The effective interest rate is the rate that equates the present value of the estimated future cash flows with the carrying amount of the liability related to the sale of future revenue. The estimate of future cash flows includes estimated future Net Sales Royalties to be paid to DRI and the receipt of conditional payments from DRI that were deemed probably of achievement at inception. The interest rate on this financing liability may vary during the term of the agreement depending on a number of factors, including our net sales forecast and the probability of achieving certain milestones. We will evaluate the interest rate used to amortize the liability related to the sale of future revenue quarterly based on its expectations of future net sales and current market conditions using the prospective method. A significant increase or decrease in actual or forecasted net sales or changes in expected achievement of certain milestones may materially impact the liability, interest expense, and the time period for repayment. The conditional payments represent loan commitments that are not treated as freestanding financial instruments and qualify for the derivative scope exception under ASC 815, Derivatives and Hedging, and therefore have not been bifurcated and accounted for separately.
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, we recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. We accrued $1.8 million in interest expense during the year ended December 31, 2025. As of December 31, 2025, no payments of Net Sales Royalties to DRI have been made or accrued. As of December 31, 2025, the net carrying amount of the liability related to the sale of future revenue was $34.2 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 21.2% as of December 31, 2025.
Derivative Liability
In the event of a change of control of the Company at, or prior to, January 1, 2035, the DRI Purchase and Sale Agreement provides us an option to repurchase, and DRI an option to require us to repurchase, the revenue participation right from DRI (the “Put/Call Option”). Upon exercise of the Put/Call Option by us or DRI, the DRI Purchase and Sale Agreement will terminate, and we will become obligated to pay the applicable multiplier of the consideration paid to us by DRI to date, less the payments of Net Sales Royalties paid to DRI by us to date.
The Put/Call Option is an embedded derivative pursuant to ASC 815, Derivatives and Hedging, that must be bifurcated and measured at fair value initially and at each subsequent reporting period. We estimated the fair value of the derivative liability using a “with-and-without” method, which involves determining the fair value of the entire financial liability instrument, inclusive of all terms, features, and conditions, and separately determining the fair value of the financial liability instrument excluding the derivative. The difference between the fair value of the entire financial liability instrument including the derivative and the fair value of the financial liability instrument excluding the derivative represents the fair value of the derivative liability.
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 9.3% and 11.5% as of inception and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, the fair value of the derivative liability was $20.0 million and we recognized expense of $0.7 million relating to the change in fair value of the derivative liability from inception to December 31, 2025.

ATM Agreements
In September 2022, we entered into the September 2022 ATM Agreement with Jefferies pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as the sales agent. Jefferies will receive a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. During the year ended December 31, 2024, the Company sold 3,058,751 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.86 per share, for aggregate net proceeds of approximately $67.7 million, including commissions to Jefferies as a sales agent. During the year ended December 31, 2025, the Company sold 245,388 shares under the September 2022 ATM Agreement at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. The September 2022 ATM Agreement was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. During the year ended December 31, 2025, the Company sold 1,971,476 shares under the March 2025 ATM Agreement at a weighted average price of $29.52 per share, for aggregate net proceeds of approximately $57.0 million, including commissions to Jefferies as a sales agent.
Public Offerings
In January 2024, we entered into an underwriting agreement with Jefferies and Leerink Partners LLC relating to the offer and sale of 7,142,858 shares of our common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to us were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
In September 2024, we entered into an underwriting agreement with Jefferies, Goldman Sachs & Co. LLC and Stifel, Nicolaus & Company, Incorporated related to the offer and sale of 12,466,600 shares of our common stock, which includes 1,800,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $18.75 per share, and 20,000 shares of our Series B Convertible Preferred Stock at a price per share of $1,250.06 per share. The aggregate gross proceeds to us, including the exercise of the option, were approximately $258.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
In October 2025, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Evercore Group L.L.C. and Stifel, Nicolaus & Company, Incorporated related to the offer and sale of 13,138,750 shares of our common stock, which includes 1,713,750 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $22.00 per share. The aggregate gross proceeds to us were approximately $289.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

Summarized cash flows for the year ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(276,391)	$(232,319)
Investing activities	(37,563)	(228,651)
Financing activities	426,742	457,737
Total	$112,788	$(3,233)

Operating Activities
Net cash used in operating activities was $276.4 million for the year ended December 31, 2025, and primarily consisted of a net loss of $342.6 million, adjusted for non-cash items of $43.2 million, primarily driven by share-based compensation of $44.3 million, and working capital adjustments of $23.0 million. The change in working capital was primarily related to an increase of $22.8 million in accounts payable, accrued liabilities and other liabilities due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $232.3 million for the year ended December 31, 2024, and primarily consisted of a net loss of $269.9 million, adjusted for non-cash items of $28.0 million, including share-based compensation of $42.2 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $15.7 million, and working capital adjustments of $9.6 million. The change in working capital was primarily related to an increase of $21.5 million in accounts payable, accrued liabilities and other liabilities, partially offset by an increase of $11.8 million in prepaid expenses and other current assets due to the timing of payments and prepayments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash used in investing activities was $37.6 million during the year ended December 31, 2025 and primarily consisted of $37.1 million in net purchases of marketable securities.
Net cash used in investing activities was $228.7 million during the year ended December 31, 2024 and primarily consisted of $228.1 million in net purchases of marketable securities.
Financing Activities

Net cash provided by financing activities was $426.7 million during the year ended December 31, 2025, and consisted primarily of net proceeds of $333.5 million from the issuance of common stock in our public offering and at-the-market offerings, net proceeds of $50.0 from the DRI Purchase and Sale Agreement, net proceeds of $28.4 from the Hercules Second Amendment, as well as $12.1 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $457.7 million for the year ended December 31, 2024, and consisted primarily of net proceeds of $451.7 million from the issuance of common and preferred stock in our public offerings and at-the-market offerings, as well as $5.3 million in proceeds from the exercise of stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $874.7 million, consisting of money market funds, corporate paper and bonds, and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and marketable securities are primarily invested in money market funds, corporate paper and bonds, and U.S. treasury securities. A change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. The average duration of all of our available-for-sale investments held as of December 31, 2025, was less than 12 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation had a material effect on our business, financial condition or consolidated results of operations during the years ended December 31, 2025 and 2024.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. Management used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2025, the end of our most recent fiscal year.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, the following directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 or Regulation S-K:

Name and Title	Plan Action	Plan Adoption Date	Expiration Date	Number of Shares to be Sold under Plan
Thomas Beetham, Chief Operating Officer	Adoption	12/12/2025	12/18/2026	30,000
Stephen Mahoney, President & Chief Executive Officer	Adoption	12/17/2025	12/31/2026	250,000
Seth Harmon, Chief Financial Officer	Adoption	12/22/2025	12/31/2026	20,907
During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 or Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our 2026 Proxy Statement, including under headings “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” and “Directors, Executive Officers and Corporate Governance – Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report” and “Risks Related to Compensation Practices and Polices.” The section titled “Pay Versus Performance” in our 2025 Proxy Statement is not incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to our 2026 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our 2026 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our 2026 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Accounting Firm.”

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	03/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	09/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	03/19/2014	4.1
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	03/03/2025	4.5
10.1^	License Agreement, by and between the Registrant and ImmunoGen, dated as of October 12, 2020.	8-K	12/09/2020	10.1
10.2+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	10-K	02/27/2024	10.2
10.3+	Stephen Mahoney Employment Agreement, dated October 27, 2023.	10-Q	11/13/2023	10.2
10.4+	Thomas Beetham Employment Agreement, dated October 27, 2023.	10-Q	11/13/2023	10.3
10.5+	Thomas Ciulla Employment Agreement, dated January 12, 2023.	10-K	02/27/2024	10.9
10.6+	Separation Agreement and Consulting Agreement, dated as of March 1, 2025, by and between the Registrant and Thomas Ciulla.	10-Q	05/06/2025	10.1
10.7+	Seth Harmon Employment Agreement, dated April 24, 2023.	10-K	02/27/2024	10.10
10.8+	Amendment to Seth Harmon Employment Agreement, dated September 28, 2023.	10-K	02/27/2024	10.11
10.9+	Jennifer Tousignant Employment Agreement, dated January 10, 2024.	10-K	02/27/2024	10.12
10.10+	Radhika Tripuraneni Employment Agreement, dated February 23, 2025.	10-Q	05/06/2025	10.3
10.11+	Form of Inducement Stock Option Agreement.	S-8	03/11/2022	99.3
10.12+	Form of Inducement Restricted Stock Unit Agreement.	S-8	03/10/2023	99.4
10.13+	Viridian Therapeutics, Inc. Amended & Restated 2016 Equity Incentive Plan.	8-K	06/24/2025	10.1
10.14+	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	10-K	2/27/2024	10.16

10.15+	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan.	10-K	2/27/2024	10.17
10.16+	Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	S-8	11/24/2020	99.1
10.17+	Viridian Therapeutics, Inc. 2025 Employee Stock Purchase Plan.	10-Q	08/06/2025	10.2
10.18+	Form of 2020 Incentive Stock Option Grant Notice under Viridian Therapeutics, Inc. 2020 Stock Incentive Plan.	10-K	03/26/2021	10.23
10.19+	Form of 2008 Equity Incentive Plan.	S-4	12/02/2016	10.48
10.20+	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant 2008 Equity Incentive Plan.	S-4	12/02/2016	10.49
10.21	Lease by and between Registrant and Crestview, LLC, dated as of December 16, 2010.	S-4	12/02/2016	10.40
10.22	First Addendum to Lease by and between Registrant and Crestview, LLC, dated as of February 18, 2015.	S-4	12/02/2016	10.40.1
10.23	Second Addendum to Lease by and between Registrant and Crestview, LLC, dated as of October 23, 2015.	S-4	12/02/2016	10.40.2
10.24	Third Addendum to Lease by and between Registrant and Crestview, LLC, dated as of January 17, 2020.	10-K	03/13/2020	10.12.3
10.25	Fourth Addendum to Lease by and between Registrant and Crestview, LLC, dated as of April 7, 2020.	10-Q	05/08/2020	10.2
10.26	Fifth Addendum to Lease by and between Registrant and Crestview LLC, dated as of March 26, 2021.	10-Q	08/12/2021	10.4
10.27	Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of January 13, 2020.	10-Q	11/05/2021	10.1
10.28	First Amendment to Waltham Lease between Registrant and Watch City Ventures MT, LLC dated as of July 6, 2021.	10-Q	11/05/2021	10.2
10.29	Second Amendment to Lease by and between the Registrant and Watch City Ventures MT, LLC dated as of April 13, 2022.	10-Q	08/15/2022	10.2
10.30	Third Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of July 29, 2022.	10-Q	11/14/2022	10.1
10.31	Fourth Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of April 8, 2024.	10-Q	08/08/2024	10.1
10.32	Fifth Amendment to Lease by and between Registrant and Watch City Ventures MT, LLC dated as of September 19, 2024.	10-Q	11/12/2024	10.1
10.33	Sixth Amendment to Lease by and between Viridian Therapeutics, Inc. and Watch City Ventures MT, LLC dated as of September 8, 2025.	10-Q	11/05/2025	10.2
10.34^	Securities Purchase Agreement, dated as of October 27, 2020, by and among the Registrant and each purchaser identified on Annex A thereto.	8-K	10/28/2020	10.1
10.35^	Registration Rights Agreement, dated as of October 30, 2020, by and among the Registrant and certain purchasers.	10-Q	11/12/2020	10.8
10.36	Open Market Sale Agreement, dated as of March 3, 2025 by and between Viridian Therapeutics, Inc. and Jefferies LLC.	8-K	03/04/2025	1.1
10.37^	Loan and Security Agreement, dated as of April 1, 2022, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.	8-K	04/05/2022	10.1
10.38^	First Amendment to Loan and Security Agreement, dated as of August 7, 2023, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.	10-Q	11/13/2023	10.1
10.39^
Second Amendment to Loan and Security Agreement, dated as of October 17, 2025, among the Viridian Therapeutics, Inc., certain of its subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Hercules Capital, Inc., as Agent.
					x
10.40	Registration Rights Agreement, dated October 30, 2023, by and between the Company and the Purchasers signatory thereto.	8-K	10/30/2023	10.2

10.41	Amended and Restated License Agreement by and between Registrant and Paragon Therapeutics, Inc. dated as of September 20, 2024.	10-Q	11/12/2024	10.2
10.42^	Collaboration and License Agreement, by and between Viridian Therapeutics, Inc. and Kissei Pharmaceutical Co. Ltd, dated July 30, 2025.	10-Q	11/05/2025	10.1
10.43^	Purchase and Sale Agreement, by and between Viridian Therapeutics, Inc. and DRI Healthcare Acquisitions LP, dated October 17, 2025.				x
10.44+	Amendment to Stephen Mahoney Employment Agreement, dated February 25, 2025.	10-K	03/03/2025	10.38
10.45+	Amendment to Thomas Beetham Employment Agreement, dated February 25, 2025.	10-K	03/03/2025	10.39
10.46+	Amendment to Seth Harmon Employment Agreement, dated February 25, 2025.	10-K	03/03/2025	10.40
10.47+	Amendment to Jennifer Tousignant Employment Agreement, dated February 25, 2025.	10-K	03/03/2025	10.41
19	Insider Trading Policy.	10-K	03/03/2025	19
21.1	Subsidiaries of the Registrant.				x
23.1	Consent of Independent Registered Public Accounting Firm.				x
24.1	Power of Attorney (included on signature page hereto).				x
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
97.1	Viridian Therapeutics, Inc. Incentive Compensation Clawback Policy.	10-K	2/27/2024	97.1
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Viridian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
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

Valuation of the derivative liability

As discussed in Notes 2 and 7 to the consolidated financial statements, the Purchase and Sale Agreement with DRI Healthcare Acquisitions LP contained an embedded derivative. The derivative liability is recorded at fair value using Monte Carlo simulation models, which require the use of unobservable inputs. The fair value of the derivative liability at December 31, 2025, was $20.0 million.

We identified the evaluation of the fair value of the derivative liability as a critical audit matter. Complex auditor judgment and specialized skills and knowledge were required to evaluate the appropriateness and application of the valuation methods, as well as the key unobservable inputs used. Such inputs included the estimated amount of projected cash flows, the probability of a change in control, and the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification and valuation of the derivative liability, including a control over the appropriateness and application of the valuation methods and the determination of the key unobservable inputs. We performed sensitivity analyses over the Company’s inputs of the amount of the projected cash flows and the estimated probability of a change in control to assess the impact of changes in those inputs on the Company’s determination of the fair value of the derivative liability. We evaluated the reasonableness of such inputs through inquiry of management and inspection of board of director minutes to gain an understanding of management’s future commercialization efforts. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating whether the methodology used was consistent with valuation practices for instruments with similar characteristics, (2) assessing the reasonableness of the discount rate used in the valuation by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities, and (3) developing an independent valuation of the instrument and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
Boston, Massachusetts
February 26, 2026

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$212,382	$99,594
Marketable securities	662,270	617,990
Prepaid expenses and other current assets	19,581	20,877
Total current assets	894,233	738,461
Property and equipment, net	1,228	1,236
Operating lease right-of-use assets	2,421	2,205
Other assets	1,536	501
Total assets	$899,418	$742,403

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,683	$2,143
Accrued liabilities	62,013	45,731
Total current liabilities	70,696	47,874
Long-term debt, net	49,940	20,582
Derivative liability	20,030	—
Liability related to the sale of future revenue, net	34,244	—
Other liabilities	2,341	2,308
Total liabilities	177,251	70,764
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 shares issued and outstanding as of December 31, 2025 and 2024, respectively	61,188	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 79,620 and 145,160 shares issued and outstanding as of December 31, 2025 and 2024, respectively	70,868	127,697
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,826,500 and 80,994,046 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,018	810
Additional paid-in capital	1,927,104	1,477,811
Accumulated other comprehensive income (loss)	447	(10)
Accumulated deficit	(1,338,458)	(995,857)
Total stockholders’ equity	722,167	671,639
Total liabilities and stockholders’ equity	$899,418	$742,403

The accompanying notes are an integral part of these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
License revenue	$70,000	$—	$—
Collaboration revenue - related parties	849	302	314
Total revenues	70,849	302	314

Operating expenses:
Research and development	338,929	238,254	159,765
Selling, general and administrative	95,315	61,083	94,999
Total operating expenses	434,244	299,337	254,764
Loss from operations	(363,395)	(299,035)	(254,450)
Other income (expense), net:
Interest income	27,399	31,597	18,240
Interest expense	(4,948)	(2,197)	(1,331)
Other expense, net	(1,657)	(314)	(193)
Total other income, net	20,794	29,086	16,716
Net loss	$(342,601)	$(269,949)	$(237,734)

Net loss per share, basic and diluted, common stock	$(3.32)	$(3.07)	$(3.91)
Weighted-average shares common shares outstanding, basic and diluted	84,803,355	67,885,831	44,755,475

Net loss per share, basic and diluted, Series A convertible preferred stock	$(221.65)	$(204.82)	$(260.70)
Weighted-average Series A convertible preferred shares outstanding, basic and diluted	134,864	154,856	174,226

Net loss per share, basic and diluted, Series B convertible preferred stock	$(221.65)	$(204.82)	$(260.69)
Weighted-average Series B convertible preferred shares outstanding, basic and diluted	138,875	144,862	66,385

Comprehensive loss:
Net loss	$(342,601)	$(269,949)	$(237,734)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	457	(348)	728
Total other comprehensive income (loss)	457	(348)	728
Comprehensive loss	$(342,144)	$(270,297)	$(237,006)

The accompanying notes are an integral part of these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	188,381	$85,470	51,210	$56,677	41,305,947	$414	$741,067	$(390)	$(488,174)	$395,064
Issuance of common stock upon conversion of convertible preferred stock	(15,946)	(7,235)	—	—	1,063,118	10	7,225	—	—	—
Issuance of common stock under license agreement	—	—	—	—	243,902	3	5,690	—	—	5,693
Issuance of Series B convertible preferred stock and common stock in private placement offering, net of issuance costs of $4,588 and $6,805, respectively	—	—	92,312	71,604	8,869,797	89	102,914	—	—	174,607
Issuance of common stock in at-the-market offerings, net of issuance costs of $493	—	—	—	—	684,298	7	14,761	—	—	14,768
Issuance of common stock upon exercises of warrants	—	—	—	—	114,219	1	1,880	—	—	1,881
Issuance of common stock upon exercises of stock options	—	—	—	—	1,538,199	15	19,248	—	—	19,263
Issuance of common stock under employee stock purchase plan	—	—	—	—	31,216	—	580	—	—	580
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	135,416	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	67,172	—	—	67,172
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	728	—	728
Net loss	—	—	—	—	—	—	—	—	(237,734)	(237,734)
Balance as of December 31, 2023	172,435	$78,235	143,522	$128,281	53,986,112	$540	$960,536	$338	$(725,908)	$442,022
Issuance of common stock upon conversion of convertible preferred stock	(37,571)	(17,047)	(18,362)	(24,085)	3,729,048	37	41,095	—	—	—
Issuance of common stock in January 2024 underwritten offering, net of issuance costs of $9,304	—	—	—	—	7,142,858	71	140,625	—	—	140,696
Issuance of Series B convertible preferred stock and common stock in September 2024 underwritten offering, net of issuance costs of $1,500 and $13,954, respectively	—	—	20,000	23,501	12,466,600	125	219,669	—	—	243,295
Issuance of common stock in at-the-market offerings, net of issuance costs of $2,156	—	—	—	—	3,058,751	31	67,724	—	—	67,755
Issuance of common stock upon exercises of stock options	—	—	—	—	437,146	4	5,340	—	—	5,344
Issuance of common stock under employee stock purchase plan	—	—	—	—	44,136	1	673	—	—	674
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	129,395	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	42,150	—	—	42,150
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(348)	—	(348)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Net loss	—	—	—	—	—	—	—	—	(269,949)	(269,949)
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock upon conversion of convertible preferred stock	—	—	(65,540)	(56,829)	4,369,551	44	56,785	—	—	—
Issuance of common stock in an underwritten offering, net of issuance costs of $17,280	—	—	—	—	13,138,750	131	271,626	—	—	271,757
Issuance of common stock in at-the-market offerings, net of issuance costs of $1,323	—	—	—	—	2,216,864	22	61,800	—	—	61,822
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock upon exercises of stock options	—	—	—	—	811,970	8	12,045	—	—	12,053
Issuance of common stock under employee stock purchase plan	—	—	—	—	84,556	1	1,118	—	—	1,119
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	95,617	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	44,303	—	—	44,303
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	457	—	457
Net loss	—	—	—	—	—	—	—	—	(342,601)	(342,601)
Balance as of December 31, 2025	134,864	$61,188	79,620	$70,868	101,826,500	$1,018	$1,927,104	$447	$(1,338,458)	$722,167

The accompanying notes are an integral part of these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(342,601)	$(269,949)	$(237,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	44,303	42,150	67,172
Accretion and amortization of available-for-sale securities	(6,758)	(15,655)	(11,490)
Non-cash interest expense	2,566	377	317
Depreciation and amortization	460	540	522
Issuance costs allocated to derivative liability	1,751	—	—
Change in fair value of derivative liability	700	—	—
Issuance of common stock under license agreement	—	—	5,693
Other non cash items	157	620	775
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	262	(11,666)	(2,107)
Accounts payable	6,562	(73)	(12,040)
Accrued liabilities and other liabilities	16,207	21,337	4,722
Net cash used in operating activities	(276,391)	(232,319)	(184,170)
Cash flows from investing activities:
Purchases of marketable securities	(579,276)	(695,068)	(407,880)
Maturities of marketable securities	542,208	466,928	314,526
Purchases of property and equipment	(495)	(511)	(898)
Net cash used in investing activities	(37,563)	(228,651)	(94,252)
Cash flows from financing activities:
Proceeds from issuance of common stock in offerings	289,052	383,749	109,808
Proceeds from the issuance of common stock in at-the-market offerings	63,145	69,911	15,261
Payments of issuance costs associated with the sale of common stock	(18,661)	(25,442)	(7,213)
Proceeds from the issuance of Series B convertible preferred stock in offerings	—	25,001	76,192
Payments of issuance costs associated with the sale of convertible preferred stock	—	(1,500)	(4,588)
Proceeds from the exercise of warrants	1,618	—	1,881
Proceeds from issuance of long-term debt, net	28,875	—	15,000
Payment of debt issuance costs	(478)	—	(514)
Proceeds from sale of future revenue	55,000	—	—
Payment of issuance costs associated with sale of future revenue	(4,981)	—	—
Proceeds from issuance of common stock upon exercise of stock options	12,053	5,344	19,263
Proceeds from the issuance of common stock for cash under employee stock purchase plan	1,119	674	580
Net cash provided by financing activities	426,742	457,737	225,670
Net increase (decrease) in cash and cash equivalents	112,788	(3,233)	(52,752)
Cash and cash equivalents at beginning of period	99,594	102,827	155,579
Cash and cash equivalents at end of period	$212,382	$99,594	$102,827

Supplemental disclosure of cash flow information
Interest paid	$2,150	$1,820	$886
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock upon the conversion of convertible preferred stock	$56,829	$41,132	$7,235
Right-of-use asset obtained in exchange for new lease liability	$729	$496	$—

Remeasurement of right-of-use asset and lease liability for lease modifications	$—	$837	$641
Extinguishment of long-term debt	$20,000	$—	$4,707
Issuance of long-term debt	$20,000	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS

Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s most advanced program, veligrotug, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, elegrobart, is an extended half-life monoclonal antibody with the same binding domains as veligrotug designed for administration as convenient, low-volume, subcutaneous auto-injector injections. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness.
In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.
Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2025 of $874.7 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these consolidated financial statements.
The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, Series A convertible preferred stock, Series B convertible preferred stock, and other equity securities, debt financings, and license fees and reimbursements received under collaboration agreements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had an accumulated deficit of $1,338.5 million. The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from selling, general and administrative costs associated with its operations. In addition, the Company may continue to incur additional operating losses as a result of planned expenditures for research and development activities, its drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial and compliance capabilities.
The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues from product sales or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s nonclinical and clinical development activities, manufacturing activities, and commercialization activities for the Company’s product candidates, if approved, may require significant additional capital. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to develop its product candidates. Changing circumstances may cause the Company to consume capital significantly faster or slower than currently anticipated. If the Company is unable to acquire additional capital or resources, it will be required to modify its operational plans. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.
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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.
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
The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash, cash equivalents and marketable securities balance.
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, fair value of marketable securities, accrued research and development expenses, liability related to sale of future revenue, derivative liability, income taxes and share-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
The Company enters into license and collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license, or grants an option to license rights to certain of the Company’s product candidates and performs research and development services or other services in connection with such agreements. The terms of these agreements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; developmental, clinical, regulatory, and commercial sales milestone payments; and royalties on net sales of licensed products.
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
The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.
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
The Company records upfront and milestone payments to acquire and retain contractual rights to licensed technology as research and development expenses when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. The Company considers future economic benefits from acquired contractual rights to licensed technology to be uncertain until such a drug candidate is approved for sale by the U.S. Food and Drug Administration (“FDA”). Such upfront and milestone payments are reflected as cash used in operating activities within the consolidated statement of cash flows.
Clinical Trial and Nonclinical Study Accruals
The Company makes estimates of accrued liabilities as of each balance sheet date in its consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued liabilities for clinical trials and nonclinical studies are based on estimates of costs incurred for services provided by clinical research organizations, manufacturing organizations, and other providers. Payments under the Company’s agreements with external service providers depend on a number of factors, such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to the Company’s research and development expenses may be necessary in future periods as its estimates change.
Share-Based Compensation
The Company issues share-based awards to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company measures and recognizes share-based compensation expense for its share-based awards granted to employees and non-employees based on the estimated grant date fair value in accordance with ASC Topic 718, Compensation - Stock Compensation. The Company uses the fair value of its common stock to determine the fair value of RSUs and the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model takes into account the fair value of its common stock, the exercise price, the expected term of the option, the expected volatility of its common stock, the expected dividends on its common stock, and the risk-free interest rate over the expected term of the option. The Company recognizes share-based compensation expense for awards with service-based conditions using the straight-line method over the requisite service period. The Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value due to the short maturities of these instruments.
Marketable Securities
The Company’s marketable securities consist of highly-rated corporate debt and U.S. government agency and treasury securities and have been classified as available-for-sale securities. Corporate debt securities may also include bonds from foreign issuers denominated in U.S. dollars. Accordingly, these investments are recorded at their respective fair values, as determined based on quoted market prices. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations, and thus are classified as current assets.
Available-for-sale securities with unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until their disposition. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method. The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is determined to be other-than-temporary. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.
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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company invests its excess cash primarily in deposits and money market funds held with one financial institution. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company’s investments consist of money market funds and marketable debt securities. The Company’s investments may include commercial paper and other debt securities of U.S. government agencies, corporate entities, and banks. The Company’s investment policy limits instruments to investment grade securities with high credit quality issuers with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
Measurement of Credit Losses
For financial assets measured at fair value through other comprehensive loss, the Company must record an allowance for credit losses at the end of each reporting period in the consolidated statement of operations. When developing an estimate of expected credit losses on financial assets, the Company will consider available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both, relating to past events, current conditions, and reasonable and supportable forecasts for financial asset pools.
The Company’s investment in corporate debt and U.S. agency and treasury securities, reported as marketable securities, and the associated accrued interest reported as prepaid expenses and other current assets on the consolidated balance sheets, is the only financial asset pool. The financial asset pool was determined by the type of financial asset instrument and its credit quality. Management does not expect a credit loss with this financial asset pool and determined an allowance was not required based on the issuers' current high quality credit ratings and the lack of default history on its obligations.
Property and Equipment
The Company carries its property and equipment at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the lease (including any renewal periods that are deemed to be reasonably certain) or the estimated useful life of the assets. Construction in progress is not depreciated until placed in service. Repairs and maintenance costs are expensed as incurred and expenditures for major improvements are capitalized.
Operating Lease Right-of-Use Assets and Liabilities
The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has recorded operating lease assets and liabilities in accordance with ASC Topic 842, Leases (“ASC 842”). These operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The Company includes the initial lease term in its assessment of a lease arrangement; options to extend a lease are not included in the assessment unless it is reasonably certain that the Company will exercise the option to extend. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases, and escalation clauses and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. The Company’s operating leases are reflected in operating lease right-of-use assets and operating lease liabilities within accrued liabilities and other liabilities in the Company’s consolidated balance sheets. Lease expense for fixed and in-substance fixed payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. The Company has elected to account for the lease and non-lease components together for office real estate leases. Refer to Note 9, Commitments and Contingencies, for additional information related to the Company’s operating leases.
Debt and Debt Issuance Costs
Debt issuance costs and expenses paid by the Company to its lenders are presented on the consolidated balance sheets as a direct deduction from the related debt liability. Debt issuance costs represent lender fees, legal expenses and other direct costs incurred in connection with the Company’s long-term debt obligations. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the debt.
Liability Related to the Sale of Future Revenue
The Company accounts for the liability related to the sale of future revenue, pursuant to the Purchase and Sale Agreement entered into with DRI Healthcare Acquisitions LP (“DRI”), as a debt financing, as the Company has significant continuing involvement in the generation of the future cash flows.
The liability related to the sale of future revenue and the related interest expense are based on the Company’s current estimates of future royalties and commercial milestones expected to be paid over the life of the arrangement. Interest accretion on the liability related to the sale of future revenue is recognized using the effective interest rate method over the life of the related royalty stream. The Company periodically assesses the expected payments using a combination of internal projections and forecasts from external sources. To the extent the amount or timing of future estimated payment is materially different than the Company’s previous estimates, the Company will account for any such change by prospectively adjusting the effective interest rate and related non-cash interest expense.
Derivative Liability
The Purchase and Sale Agreement with DRI contains an embedded derivative that requires bifurcation as a compound financial instrument separate from the liability related to the sale of future revenue. The derivative liability is recorded at fair value using Monte Carlo simulation models which require the use of certain unobservable inputs, including estimates relating to the amount and timing of expected future revenue, the estimated volatility of these revenues, meeting certain conditional milestones, the discount rate corresponding to the risk of future cash flows, and the probability of a change in control. The derivative liability is remeasured each reporting period with any change in fair value recorded in other expense, net on the consolidated statements of operations and comprehensive loss.
Convertible Preferred Stock
The Company records shares of non-voting convertible preferred stock classified in equity at their respective fair values on the dates of issuance, net of issuance costs.
Impairment of Long-Lived Assets
The Company assesses the carrying amount of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and adjustments for the unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income (loss) are reflected as a separate component in the consolidated statements of stockholders’ equity.
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
The Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as selling, general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2025, 2024 and 2023.
Warrants

Upon the issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue. Warrants for common stock are classified as liabilities when the Company may be required to settle the warrants in cash and classified as equity when the Company will settle the warrants in shares of its common stock.

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
Recently Issued Accounting Standard Updates
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective December 31, 2025 and adoption of this ASU did not materially impact the Company’s consolidated financial statements. See Note 15, Income Taxes, for disclosures related to the adoption of ASU 2023-09.
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

3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2025
U.S. agency and treasury securities	$223,526	$254	$(9)	$223,771
Corporate paper and bonds	438,297	241	(39)	438,499
Total	$661,823	$495	$(48)	$662,270

As of December 31, 2024
U.S. agency and treasury securities	$286,039	$196	$(320)	$285,915
Corporate paper and bonds	331,961	361	(247)	332,075
Total	$618,000	$557	$(567)	$617,990

As of December 31, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities for the years ended December 31, 2025, 2024, or 2023. The Company did not have any sales of marketable securities during the years ended December 31, 2025, 2024, or 2023. The contractual maturity dates of the Company’s investments are all less than 36 months.

Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025
Assets:
Cash equivalents:
Money market funds	$191,308	$—	$—	$191,308
Corporate paper and bonds	—	14,624	—	14,624
Marketable securities:
U.S. agency and treasury securities	—	223,771	—	223,771
Corporate paper and bonds	—	438,499	—	438,499
Total cash equivalents and marketable securities	$191,308	$676,894	$—	$868,202

Liabilities:
Derivative liability	$—	$—	$20,030	$20,030
Total liabilities	$—	$—	$20,030	$20,030

As of December 31, 2024
Assets:
Cash equivalents:
Money market funds	$96,058	$—	$—	$96,058
Marketable securities:
U.S. agency and treasury securities	21,692	264,223	—	285,915
Corporate paper and bonds	—	332,075	—	332,075
Total cash equivalents and marketable securities	$117,750	$596,298	$—	$714,048

The fair value of the Company’s Level 1 cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of securities with original maturities of three months or less and 36 months or less, respectively, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2025 and 2024. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the years ended December 31, 2025 and 2024.
For information on the fair value of the derivative liability, see Note 7, Purchase and Sale of the Revenue Participation Right.
The Company believes the terms of its long-term debt, net and liability related to the sale of future revenue, net which were both entered into in October 2025 reflect current market conditions for instruments with similar terms and maturity, therefore the carrying value of the Company's long-term liabilities approximate their fair value based on Level 3 of the fair value hierarchy.

4. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Lab equipment	$1,257	$1,141
Leasehold improvements	271	254
Computer hardware and software	150	560
Furniture and fixtures	766	547
Property and equipment, gross	2,444	2,502
Less: accumulated depreciation and amortization	(1,216)	(1,266)
Property and equipment, net	$1,228	$1,236

During each of the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense was $0.5 million.
5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation and related benefits	$19,657	$10,638
Accrued outsourced manufacturing	15,987	19,370
Accrued milestone payment	10,000	—
Accrued outsourced clinical and nonclinical studies	8,595	11,585
Accrued professional fees	3,827	2,323
Other accrued liabilities	2,442	860
Operating lease liabilities, short-term	753	513
Accrued interest payable	385	154
Deferred revenue, current - related party	367	288
Total accrued liabilities	$62,013	$45,731

6. DEBT
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, the Company entered into a loan and security agreement (the “Hercules Loan and Security Agreement”) among the Company, certain of its subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules Capital, Inc. (“Hercules”) and certain other lenders named therein (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided the Borrower with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches, including an initial tranche of $25.0 million. Upon signing the Hercules Loan and Security Agreement, the Borrower drew an initial principal amount of $5.0 million. The Borrower was originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon achievement of a development milestone in August 2022.
In August 2023, the Borrower executed the first amendment to the Hercules Loan and Security Agreement (the “Hercules First Amendment”) to modify certain terms of the agreement, extend the maturity date to October 1, 2026 and increase the aggregate principal amount of up to $150.0 million, in four tranches, consisting of (i) an initial tranche of $50.0 million, $25.0 million of which was available through December 15, 2023 and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (ii) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, available through February 15, 2025; (iii) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (iv) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), which was available through June 15, 2025. Upon execution of the Hercules First Amendment, the Borrower drew an additional principal amount of $15.0 million, increasing the cumulative amount drawn to $20.0 million. The obligations of the Borrower under the Hercules First Amendment agreement were secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property.
In October 2025, the Borrower executed a second amendment (the “Hercules Second Amendment”) to its Hercules Loan and Security Agreement. Under the Hercules Second Amendment, the term loan facility was amended to extend the maturity date to October 1, 2030 and provide an aggregate principal amount of up to $300.0 million, consisting of (i) an initial tranche of $100.0 million (“Tranche 1”), comprised of $30.0 million drawn upon execution of the Hercules Second Amendment, increasing the cumulative amount drawn to $50.0 million, $25.0 million (“Tranche 1B”) available through September 15, 2026, and $25.0 million available from the earlier to occur of the expiration or full funding of Tranche 1B through December 15, 2026, (ii) a second tranche of $50.0 million (“Tranche 2”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 1 and December 15, 2025 through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 2 Expiration Date”), (iii) a third tranche of $50.0 million (“Tranche 3”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 2 and the Tranche 2 Expiration Date through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 3 Expiration Date”), (iv) a fourth tranche of $50.0 million, subject to achievement of a certain revenue milestone, available from (A) the earlier to occur of the full draw of Tranche 3 and the Tranche 3 Expiration Date through (B) March 15, 2028, and (v) a fifth tranche of $50.0 million, subject to approval by the Lenders’ investment committee(s), available through October 1, 2030. The milestones for Tranche 2, Tranche 3 and Tranche 4 have not yet been achieved. The obligations of the Borrower under the Hercules Second Amendment are secured by substantially all of the assets of the Borrower.
The amended term loan facility bears interest at a floating per annum rate equal to the greater of 8.95% and 1.45% above the Prime Rate (as defined therein), provided that the interest rate will not exceed a per annum rate of 9.45%. Interest is payable monthly in arrears on the first business day of each month. The interest rate as of December 31, 2025 was 8.95%.
Under the Hercules Second Amendment, the Borrower is obligated to make interest-only payments through October 1, 2029. If certain regulatory milestones are met, then the interest-only period will be extended to October 1, 2030. The Borrower is required to repay the outstanding amount of the term loan facility in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2030. In addition, the Borrower is required to pay an end-of-term fee equal to 4.25% of the principal amount of funded advances if the term loan facility is repaid on or prior to October 17, 2027 or 6.00% of the principal amount of funded advances at maturity if the term loan facility is repaid after October 17, 2027.
The total cost of all items (cash interest, debt issuance costs and end-of-term fees) is being recognized as interest expense using an effective interest rate of approximately 13.0%. The Company recorded interest expense of $3.1 million, $2.2 million and $1.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes the components of the amended term loan facility, on the Company’s consolidated balance sheets at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Gross proceeds outstanding	$50,000	$20,000
Accrued end-of-term fees	400	582
Unamortized debt issuance costs	(460)	—
Carrying value	$49,940	$20,582

Future principal payments, which exclude the end-of-term fee as of December 31, 2025 are as follows (in thousands):

Fiscal Year	Principal Payments
2026	—
2027	—
2028	—
2029	11,102
2030	38,898
Total	$50,000

7. PURCHASE AND SALE OF THE REVENUE PARTICIPATION RIGHT
Liability Related to the Sale of Future Revenue
In October 2025, the Company and DRI Healthcare Acquisitions LP (“DRI”) entered into a Purchase and Sale Agreement of revenue participation right (the “DRI Purchase and Sale Agreement”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from the Company in exchange for up to $300.0 million in consideration, including $55.0 million paid at signing and conditional payments consisting of: (i) $25.0 million that is payable following the achievement of certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials, REVEAL-1 and REVEAL-2, on or before a specified date; (ii) $75.0 million that is payable following receipt of marketing approval for veligrotug from the FDA on or before a specified date; (iii) $15.0 million that is payable if the events set forth in the foregoing clauses (1) and (2) are met; (iv) $50.0 million that is payable following receipt of marketing approval for elegrobart from the FDA on or before a specified date; (v) at the Company’s election, $50.0 million that is payable following the Company’s achievement of net sales of certain products equal to or exceeding $1.1 billion on or before a specified date; and (vi) an additional $30.0 million that may be payable to the Company at a time and pursuant to financial terms agreed upon by the Company and DRI at such time.
The DRI Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and DRI and customary covenants on the part of the Company, as well as a limit on the amount of incurrence of certain types of indebtedness, which limit automatically terminates a certain period of time following receipt of marketing approval for veligrotug in the U.S. The DRI Purchase and Sale Agreement requires the Company to pay tiered royalties to DRI based on net sales of veligrotug, elegrobart and certain other related products (the “Net Sales Royalties”). The royalties consist of (i) 7.5% of annual U.S. net sales up to and including $600 million, which royalties could increase to low-double digits if marketing approval for elegrobart is not received prior to a speciﬁed date, (ii) 0.8% of annual U.S. net sales above $600 million and up to and including $900 million, (iii) 0.25% of annual U.S. net sales above $900 million and up to $2 billion, and (iv) no royalty owed for annual U.S. net sales in excess of $2 billion. The DRI Purchase and Sale Agreement may only be terminated upon repayment by the Company of a certain multiplier of the consideration paid to the Company by DRI (less payments by the Company to DRI to date) on or prior to a certain date or repayment by an acquirer of the Company of a certain multiplier of the consideration paid by DRI to the Company, less payments by the Company to DRI to date, following a change of control of the Company.
The Company determined that the DRI Purchase and Sale Agreement is considered a sale of future revenues and is treated as a financing liability according to ASC 470, Debt, based on the specific facts and circumstances including the Company’s significant continuing involvement in the generation of the cash flows due to DRI. The sale of future revenue liability is accounted for as debt and is recorded at cost. After initial recognition of the debt instrument, the Company will use the effective interest method to account for the amount recorded as debt on its balance sheet. The effective interest rate is the rate that equates the present value of the estimated future cash flows with the carrying amount of the liability related to the sale of future revenue. The estimate of future cash flows includes estimated future Net Sales Royalties to be paid to DRI and the receipt of conditional payments from DRI that were deemed probable of achievement at inception. The interest rate on this financing liability may vary during the term of the agreement depending on a number of factors, including the Company’s net sales forecast and the probability of achieving certain milestones. The Company evaluates the interest rate used to amortize the liability related to the sale of future revenue quarterly based on its expectations of future net sales and current market conditions using the prospective method. A significant increase or decrease in actual or forecasted net sales or changes in expected achievement of certain milestones may materially impact the liability, interest expense, and the time period for repayment. The conditional payments represent loan commitments that are not treated as freestanding financial instruments and qualify for the derivative scope exception under ASC 815, Derivatives and Hedging, and therefore have not been bifurcated and accounted for separately.

Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, the Company recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. The Company accrued $1.8 million in interest expense during the year ended December 31, 2025. As of December 31, 2025, no payments of Net Sales Royalties to DRI have been made or accrued. As of December 31, 2025, the net carrying amount of the liability related to the sale of future revenue was $34.2 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 21.2% as of December 31, 2025.
The following table summarizes the activity of the liability related to the sale of future revenue for the year ended December 31, 2025 (in thousands):

Proceeds from the sale of future revenue	$55,000
Initial fair value of derivative liability	(19,330)
Issuance costs	(3,231)
Non-cash interest expense recognized	1,805
Liability related to the sale of future revenue	$34,244
Derivative Liability
In the event of a change of control of the Company at, or prior to, January 1, 2035, the DRI Purchase and Sale Agreement provides the Company an option to repurchase, and DRI an option to require the Company to repurchase, the revenue participation right from DRI (the “Put/Call Option”). Upon exercise of the Put/Call Option by the Company or DRI, the DRI Purchase and Sale Agreement will terminate, and the Company will become obligated to pay the applicable multiplier of the consideration paid to the Company by DRI to date, less the payments of Net Sales Royalties paid to DRI by the Company to date.
The Put/Call Option is an embedded derivative pursuant to ASC 815, Derivatives and Hedging, that must be bifurcated and measured at fair value initially and at each subsequent reporting period. The Company estimated the fair value of the derivative liability using a “with-and-without” method, which involves determining the fair value of the entire financial liability instrument, inclusive of all terms, features, and conditions, and separately determining the fair value of the financial liability instrument excluding the derivative. The difference between the fair value of the entire financial liability instrument including the derivative and the fair value of the financial liability instrument excluding the derivative represents the fair value of the derivative liability.
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 9.3% and 11.5% as of inception and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, the fair value of the derivative liability was $20.0 million and the Company recognized expense of $0.7 million relating to the change in fair value of the derivative liability from inception to December 31, 2025.
The following table presents the activity of the derivative liability for the year ended December 31, 2025 (in thousands):

Initial fair value of derivative liability	$19,330
Change in fair value	700
Carrying value as of December 31, 2025	$20,030

8. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with Zenas BioPharma, Inc.
In October 2020, the Company entered into a license agreement with Zenas BioPharma (Cayman) Limited (now Zenas BioPharma, Inc., its successor in interest, “Zenas BioPharma”) to license technology comprising certain materials, patent rights, and know-how to Zenas BioPharma. Subsequently, the Company entered into several letter agreements to assist Zenas BioPharma with its development activities and a manufacturing development and supply agreement to manufacture and supply, or to have manufactured and supplied, clinical drug product for Zenas BioPharma’s development activities. These agreements (collectively, the “Zenas Agreements”) were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. Under the terms of the Zenas Agreements, the Company granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China.
As consideration for the Zenas Agreements, the transaction price included upfront non-cash consideration and variable consideration in the form of payment for the Company’s goods and services and milestone payments due upon the achievement of specified events. Under the Zenas Agreements, the Company can receive non-refundable milestone payments upon achieving specific milestone events during the contract term. Additionally, the Company may receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China throughout the royalty term. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made.
While the Zenas Agreements are in the scope of ASC Topic 808, Collaborative Arrangements, the Company applied ASC 606 to account for certain activities related to the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
In January 2024, Zenas BioPharma agreed to support the Company’s THRIVE-2 and STRIVE trials by initiating and managing the studies in China. During the years ended December 31, 2025 and 2024, the Company recorded $0.4 million and $1.5 million, respectively, in research and development expense related to the Zenas Agreements.
In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab (Hong Kong) Limited (“Zai Lab”) and assigned to them the manufacturing development and supply agreement.
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
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.8 million, $0.3 million and $0.3 million, respectively, of collaboration revenue - related party associated with the Zenas Agreements.

The Zenas Agreements are considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s capital stock and a member of Fairmount has a seat on Zenas BioPharma’s board of directors. The Side Agreement and MTA with Zai Lab are also considered related party transactions of the Company because Zenas BioPharma has determined Zai Lab is its related party.
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
During the years ended December 31, 2025, 2024 and 2023, the Company recorded $4.5 million, $14.2 million and $12.0 million, respectively, in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”). As of December 31, 2024, a related party balance with Paragon of $0.8 million is included in prepaid expenses and other current assets on the consolidated balance sheets.
The Paragon Agreements are considered related party transactions because Fairmount beneficially owns more than 5% of the Company’s capital stock and beneficially owns more than 5% of Paragon’s capital stock, which is a joint venture between Fairmount and FairJourney Biologics, has appointed the sole director on Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers.
Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd.
In July 2025, the Company and Kissei Pharmaceutical Co., Ltd. (“Kissei”) entered into a Collaboration and License Agreement (the “Kissei Agreement”) pursuant to which the Company granted to Kissei an exclusive license to develop and commercialize products containing veligrotug and elegrobart for potential treatments, including treatment of TED, in Japan, and a non-exclusive license to manufacture such licensed products worldwide for use in Japan under certain limited circumstances.

The transaction price under the Kissei Agreement included a one-time, non-refundable and non-creditable upfront cash payment to the Company of $70.0 million. Additionally, the Company is eligible to receive up to an additional $315.0 million of non-refundable milestone payments upon achieving specific milestone events during the contract term, as well as tiered royalty payments ranging from percentages in the twenties to the mid-thirties based on the annual net sales of any licensed products sold in Japan. Kissei is obligated to make royalty payments to the Company for the royalty term as defined in the Kissei Agreement.
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
The Company evaluated the Kissei Agreement in accordance with ASC 606 and concluded that the contract counterparty, Kissei, is a customer. The Company evaluated the promised goods and services within the Kissei Agreement and determined which goods and services were separate performance obligations. The Company determined the Kissei Agreement had two performance obligations: granting the exclusive licenses to develop and commercialize veligrotug, and granting the exclusive license to develop and commercialize elegrobart. The performance obligations were satisfied concurrently at a point in time upon the granting of the license rights at contract inception.
At the inception of the arrangement, the Company evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. As it was not probable that a significant revenue reversal would not occur, none of the associated milestone payments were included in the transaction price at contract inception. For the sales-based royalties included in the arrangement, the license was deemed to be the predominant item to which the royalties relate. The Company will recognize royalty revenues at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied. Under the Kissei Agreement, the Company may manufacture and provide clinical supply to Kissei to use in development and commercialization in the licensed territory for consideration, as defined within the Kissei Agreement. Certain of these provisions were determined to be options to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service and therefore do not represent material rights, or separate performance obligations, within the context of the Kissei Agreement.
During the year ended December 31, 2025, the Company recognized license revenue of $70.0 million related to the Kissei Agreement, associated with the upfront cash payment.
License Agreement with ImmunoGen, Inc.
In October 2020, the Company entered into a license agreement (the “ImmunoGen License Agreement”) with Immunogen, Inc. (“ImmunoGen”), under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition.
In December 2025, upon achievement of a development milestone, the Company recorded $10.0 million to research and development expense in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, this amount is included in accrued liabilities on the consolidated balance sheet.
Development and License Agreement with Enable Injections, Inc.
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted to the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to develop, commercialize, seek marketing approval for and otherwise use and exploit certain products, and make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, the Company granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In January 2023, in consideration for the rights granted by Enable, the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million.
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
Exclusive License and Collaboration Agreement
In May 2023, the Company and a third-party collaborator entered into an Exclusive License and Collaboration Agreement to collaborate and conduct certain IND-enabling activities with respect to the licensed compound and licensed product. Under the terms of the agreement, the Company was granted an exclusive, royalty-bearing, worldwide license to develop, manufacture, and commercialize certain licensed compounds and licensed products in the field (the “License”). In consideration for the rights granted by this agreement, the Company issued 243,902 shares of its common stock to certain stockholders of the third-party. The shares were valued at $5.7 million and recorded as research and development expense during the year ended December 31, 2023. The Company was also obligated to make certain future milestones of up to $55.0 million upon the achievement of certain development milestones. If the Company was successful in commercializing products related to the licensed compound, the Company was also obligated to pay up to $60.0 million upon the achievement of certain sales milestones as well as royalty payments equal to a percentage in the mid-single to double digits. In December 2024, this agreement was terminated and no further financial obligations exist.
9. COMMITMENTS AND CONTINGENCIES
Lease Obligations
Waltham, Massachusetts
In October 2020, the Company assumed a multi-year, non-cancelable lease agreement of office space in Waltham, Massachusetts for its corporate headquarters, (as subsequently amended in July 2021, April 2022, July 2022, April 2024, September 2024 and September 2025, the “Massachusetts Lease”). Fixed and in-substance fixed lease payments under the Massachusetts Lease are recognized on a straight-line basis over the lease term.
In April 2024, the Company entered into a fourth amendment of the Massachusetts Lease (the “Fourth Amendment”). The Fourth Amendment makes certain modifications to the Massachusetts Lease, including (i) securing 10,427 square feet of office space in a new building suite (the “New Premises”), (ii) the termination of the 10,956 square feet of leased space under the existing Massachusetts Lease (the “Original Premises”), and (iii) the extension of the expiration date of the leased space to five years from the delivery of the New Premises. The Company is also obligated to pay the landlord certain costs, taxes and operating expenses. Under the Fourth Amendment, the Massachusetts Lease will expire in July 2029. The Company has the option to extend the lease term for an additional period of three years upon notice to the landlord. The option to extend is not included in the lease term assessment as it is not reasonably certain the Company will exercise the option. The Company recorded a new right-of-use asset of $1.6 million and corresponding lease liability of $1.9 million for the New Premises and simultaneously derecognized the right-of-use asset of $1.1 million and corresponding lease liability of $1.2 million for the Original Premises.
In September 2024, the Company entered into a fifth amendment of the Massachusetts Lease (the “Fifth Amendment”) to lease an additional 2,788 square feet of office space in the same building. The Fifth Amendment provides for additional annual base rent of approximately $0.1 million for the additional office space. The Fifth Amendment was treated as a lease modification accounted for as a separate contract and the Company recorded a new right-of-use asset and corresponding lease liability of approximately $0.5 million.
In September 2025, the Company entered into a sixth amendment of the Massachusetts Lease (the “Sixth Amendment”) to lease an additional 5,240 square feet of office space in the same building. The Sixth Amendment provides for additional annual base rent of approximately $0.2 million for the additional office space. The Sixth Amendment was treated as a lease modification accounted for as a separate contract and the Company recorded a new right-of-use asset and corresponding lease liability of approximately $0.7 million.

Boulder, Colorado
The Company has a multi-year, non-cancelable lease agreement for its Colorado-based office and lab space (the “Colorado Lease”) with a lease maturity date of December 2024.
In September 2024, the Company entered into a new, multi-year lease agreement for its Colorado-based office and lab space (the “New Colorado Lease”). Under ASC 842, the New Colorado Lease was treated as a lease modification representing an extension of the lease term to December 2026 for a reduced portion of the space currently in use under the existing Colorado Lease. As of the effective date, the Company recorded a $0.3 million increase in the right-of-use asset and corresponding lease liability. The remaining space under the Colorado Lease terminated in December 2024. The Company is obligated to pay the landlord certain costs, taxes, and operating expenses. The Company has the option to extend the lease term for an additional period of five years upon notice to the landlord. The option to extend is not included in the lease term as it is not reasonably certain the Company will exercise the option.
Future lease payments under noncancellable leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$965
2027	836
2028	854
2029	504
Total undiscounted lease liabilities	3,159
Less: imputed interest	(447)
Total discounted lease liabilities	$2,712
As of December 31, 2025, the Company’s operating lease obligations were reflected as short-term operating lease liabilities of $0.8 million within accrued liabilities and $1.9 million of long-term lease obligations within other liabilities in the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the weighted average remaining lease term was 3.5 years and 4.3 years, respectively, and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.2% and 9.3%, respectively.
Amortization of the operating lease right-of-use assets, and corresponding reduction of operating lease liabilities, amounted to $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which was included in operating expense in the consolidated statements of operations and comprehensive loss.
The Company is also required to pay certain variable operating costs, taxes, and operating expenses related to the leased space, which were $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
10. CAPITAL STOCK
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
ATM Agreements
In September 2022, the Company entered into an Open Market Sale AgreementSM (the “September 2022 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $175.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies received a commission of 3.0% of the gross proceeds of any shares of common stock sold under the September 2022 ATM Agreement. During the year ended December 31, 2025, the Company sold 245,388 shares under the September 2022 ATM Agreement at a weighted average price of $20.14 per share, for aggregate net proceeds of approximately $4.8 million, including commissions to Jefferies as a sales agent. During the year ended December 31, 2024, the Company sold 3,058,751 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.86 per share, for aggregate net proceeds of approximately $67.7 million, including commissions to Jefferies as a sales agent. During the year ended December 31, 2023, the Company sold 684,298 shares under the September 2022 ATM Agreement with Jefferies at a weighted average price of $22.30 per share, for aggregate net proceeds of approximately $14.8 million, including commissions to Jefferies as a sales agent. The September 2022 ATM Agreement was terminated in March 2025 and no further offerings or sales of common stock will be conducted under the September 2022 ATM Agreement.
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. During the year ended December 31, 2025, the Company sold 1,971,476 shares under the March 2025 ATM Agreement at a weighted average price of $29.52 per share, for aggregate net proceeds of approximately $57.0 million, including commissions to Jefferies as a sales agent.
Public Offerings
In January 2024, the Company entered into an underwriting agreement with Jefferies and Leerink Partners LLC relating to the offer and sale of 7,142,858 shares of the Company’s common stock at a public offering price of $21.00 per share. The aggregate gross proceeds to the Company were approximately $150.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
In September 2024, the Company entered into an underwriting agreement with Jefferies, Goldman Sachs & Co. LLC and Stifel, Nicolaus & Company, Incorporated related to the offer and sale of 12,466,600 shares of the Company’s common stock, which included 1,800,000 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $18.75 per share, and 20,000 shares of the Company’s Series B convertible preferred stock at a price per share of $1,250.06 per share. The aggregate gross proceeds to the Company, including the exercise of the option, were approximately $258.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
In October 2025, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Evercore Group L.L.C. and Stifel, Nicolaus & Company, Incorporated related to the offer and sale of 13,138,750 shares of the Company’s common stock, which included 1,713,750 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $22.00 per share. The aggregate gross proceeds to the Company, including the exercise of the option, were approximately $289.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Private Placement
In November 2023, the Company issued and sold in private placement transactions an aggregate of 8,869,797 shares of the Company’s common stock at a price per share of $12.38 and 92,312 shares of the Company’s Series B non-voting convertible preferred stock at a price per share of $825.37, pursuant to securities purchase agreements with certain institutional and accredited investors. The Company received aggregate gross proceeds of approximately $186.0 million, before deducting offering expenses payable by the Company.
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
As of December 31, 2025 and 2024, there were 134,864 shares of Series A convertible preferred stock outstanding.
Series B Convertible Preferred Stock
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
As of December 31, 2025 and 2024, there were 79,620 and 145,160 shares of Series B convertible preferred stock outstanding, respectively.

11. WARRANTS
The following table presents information about the Company’s outstanding warrants:

	Number of Underlying Shares (1)		Weighted-Average Exercise Price at December 31, 2025	Remaining Contractual Life at December 31, 2025 (years)
	December 31,
	2025	2024
Liability-classified warrants
Issued April 2017	—	781	$—

Equity-classified warrants
Acquired October 2020	29,446	29,446	$0.15	4.73
Issued February 2020 (2)	—	218,050	$—
Subtotal	29,446	247,496	$0.15
Total warrants	29,446	248,277	$0.15
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
(2)Subject to specified conditions, the Company may voluntarily reduce the warrant exercise price of the warrants issued in February 2020.

A summary of the Company’s warrant activity during the year ended December 31, 2025 is as follows:

	Common Stock Warrants
	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2024	248,277	$14.91
Exercised(1)	(207,492)	$16.50
Expired	(11,339)	$24.18
Outstanding at December 31, 2025	29,446	$0.15
(1)Includes 92,346 warrants that were surrendered in cashless exercises

12. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has grants outstanding under its 2008 Equity Incentive Plan (the “2008 Plan”), its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”), and its 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2008 Plan and the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options and RSUs outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans.

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

As of December 31, 2025, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,751,302	—
2020 Plan	—	51,188	—
2016 Plan	1,064,375	6,666,137	10,247,537
Total	1,064,375	14,468,627	10,247,537
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a two or four-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	314,075	$15.51
Granted	921,478	$15.52
Vested	(95,617)	$15.63
Forfeited	(75,561)	$15.48
Outstanding at December 31, 2025	1,064,375	$15.51
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	11,348,519	$18.11	7.9	$37,138
Granted	6,271,027	16.32
Exercised	(811,970)	14.84
Forfeited	(770,843)	20.51
Expired	(1,568,106)	23.33
Outstanding as of December 31, 2025	14,468,627	$16.82	8.4	$209,090
Exercisable as of December 31, 2025	5,032,644	$17.74	7.8	$69,057

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $8.1 million, $3.7 million and $20.4 million, respectively. The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $41.4 million, $39.6 million and $52.1 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the years ended December 31, 2025, 2024 and 2023 was $2.6 million, $1.3 million and $6.9 million, respectively.
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

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $11.01, $11.75 and $16.12, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term, in years	5.0	5.1	5.6
Expected volatility	83%	88%	90%
Risk-free interest rate	3.9%	4.3%	4.3%
Expected dividend yield	—%	—%	—%
Weighted average exercise price	$16.32	$16.45	$21.61

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of the closing price at the beginning of the offering period or the closing price at the end of the offering period. As of December 31, 2025, the Company had no shares available for issuance and 186,982 cumulative shares had been issued under the 2016 ESPP. The 2016 ESPP terminated upon closing of the last offering period in September 2025.

In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”) which allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of the closing price on the first day of the offering period or the closing price on the purchase date. As of December 31, 2025, the Company had 2,000,000 shares available for issuance, and no shares had been issued under the 2025 ESPP.

Share-Based Compensation Expense

Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards and for estimated shares to be issued under the ESPP for the purchase periods active during each respective period is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$21,514	$22,345	$16,220
Selling, general and administrative	22,789	19,805	50,952
Total share-based compensation expense	$44,303	$42,150	$67,172

During the year ended December 31, 2025, the Company recorded $1.6 million of incremental share-based compensation related to the acceleration of vesting for former executive officers.
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
As of December 31, 2025, the Company had $101.0 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.7 years. As of December 31, 2025, the Company had $12.2 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 2.8 years.
13. RETIREMENT BENEFIT PLAN
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 100% of the first 4% (subject to annual compensation and contribution limits) of employee contributions. During the years ended December 31, 2025, 2024 and 2023, the Company paid a matching contribution of $1.6 million, $1.1 million and $0.7 million, respectively.
14. NET LOSS PER SHARE
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
The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock (in thousands, except share and per share amounts):

	Year Ended December 31, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator:
Allocation of net loss	$(29,892)	$(30,781)	$(281,928)
Denominator:
Weighted-average shares outstanding	134,864	138,875	84,803,355
Net loss per share, basic and diluted	$(221.65)	$(221.65)	$(3.32)

	Year Ended December 31, 2024
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator:
Allocation of net loss	$(31,718)	$(29,671)	$(208,560)
Denominator:
Weighted-average shares outstanding	154,856	144,862	67,885,831
Net loss per share, basic and diluted	$(204.82)	$(204.82)	$(3.07)

	Year Ended December 31, 2023
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator:
Allocation of net loss	$(45,421)	$(17,306)	$(175,007)
Denominator:
Weighted-average shares outstanding	174,226	66,385	44,755,475
Net loss per share, basic and diluted	$(260.70)	$(260.69)	$(3.91)
There are no potentially dilutive securities to Series A convertible preferred stock or Series B convertible preferred stock. Potentially dilutive securities to the common stock include the following:

	December 31,
	2025	2024	2023
Series A convertible preferred stock, as converted to shares of common stock	8,991,383	8,991,383	11,495,724
Series B convertible preferred stock, as converted to shares of common stock	5,308,265	9,677,817	9,568,181
Options to purchase common stock	14,468,627	11,348,519	11,533,484
Warrants to purchase common stock	29,446	248,277	249,883
Restricted stock units	1,064,375	314,075	804,947
Total	29,862,096	30,580,071	33,652,219
15. INCOME TAXES
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

For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09 (in thousands):

	Year Ended December 31,
	2025
Federal statutory income tax rate	21.0%	$(71,946)
Tax credits
Research and development credit	2.8%	(9,483)
Change in valuation allowance	(22.3)%	76,449
Nontaxable or nondeductible items	(0.3)%	986
Other adjustments	(1.2)%	3,994
Effective income tax rate	—%	$—

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the prospective adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Federal and state tax credits	2.2	2.3
State income taxes, net of federal benefit	5.0	5.4
Change in valuation allowance	(19.5)	(27.6)
Other permanent items	(3.0)	(0.7)
Stock-based compensation	(5.7)	(0.4)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$123,892	$77,430	$67,755
Tax credits	27,973	15,056	9,231
Accruals and reserves	3,999	9,069	4,891
Stock-based expense	11,868	7,706	15,013
Start-up costs and amortized costs	15,910	12,142	12,750
IRC § 174 capitalized costs	118,269	86,847	45,979
Unrealized gains/losses	—	176	71
Sale of future revenues	14,833	—	—
Operating lease right-of-use asset, net	79	85	44
Total deferred tax assets	316,823	208,511	155,734
Valuation allowance	(316,823)	(208,511)	(155,734)
Net deferred tax assets	—	—	—

Deferred tax liabilities:
Total deferred tax liabilities	—	—	—
Total deferred tax assets, net	$—	$—	$—
At December 31, 2025, the Company had approximately $464.1 million of federal net operating loss carryforwards, of which $19.6 million will begin to expire in 2029, and the remainder of which do not expire but are subject to 80% limitation. At December 31, 2025, the Company had approximately $24.5 million of research and experimentation tax carryforwards which will begin to expire in 2040. At December 31, 2025, the Company had approximately $503.4 million and $4.4 million of state net operating loss and research and experimentation tax carryforwards, respectively, which will begin to expire in 2029 and 2039, respectively.
The realization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of additional net operating losses before future utilization as a result of ownership changes. The Company completed a Section 382 analysis through December 31, 2020. As a result, the Company estimated an aggregate limitation on the utilization of net operating loss carryforwards of $59.0 million and approximately $15.3 million of research and development tax credits were derecognized due to the inability of the Company to realize a benefit from those credits in the future. The Company determines on an annual basis whether net operating loss carryforwards will be limited. A Section 382 analysis has been completed through December 31, 2024 and determined that there was an ownership change during 2024 with no material effect on the Company’s tax attributes. The Company will continue to evaluate changes in ownership and the related limitations on a go forward basis.
As of December 31, 2025 and 2024, the Company’s net deferred tax assets before valuation allowance was $316.8 million and $208.5 million, respectively. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income or projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of its history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of its net deferred tax assets, and accordingly, has established a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2025 and 2024. The valuation allowance increased by $108.3 million, $52.8 million and $69.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, primarily due to the capitalization of research and development expenses, and the generation of net operating losses and tax credits in all years.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. OBBBA included many provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions already in effect and others implemented through fiscal year 2027. The Company does not expect the legislation will have a material impact on its effective tax rate.
The Company concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements for the years ended 2025, 2024 and 2023. As of December 31, 2025, 2024 and 2023, the Company had no accrued interest related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to tax examinations in these jurisdictions. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2020 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2020 and utilized in open years may still be adjusted upon examination
16. SEGMENT INFORMATION
The Company manages its operations as one operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s CODM is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Operating expenses are used to monitor budget versus actual results. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets.” All tangible assets are physically located within the United States. Segment asset information is not used by the CODM to allocate resources.
Significant segment expenses, as provided to the CODM, are presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Segment research and development expense (a)	$317,216	$215,909	$143,545
Segment selling, general and administrative expense (a)	72,265	41,278	44,047
Share-based compensation expense (see Note 12)	44,303	42,150	67,172
Total operating expenses	433,784	299,337	254,764
License revenue	(70,000)	—	—
Other items (b)	(21,183)	(29,388)	(17,030)
Consolidated net loss	$342,601	$269,949	$237,734
(a) Share-based payment expense of $21,514, $22,345, and $16,220 related to research and development and $22,789, $19,805, and $50,952 related to selling, general and administrative have been excluded for the years ended December 31, 2025, 2024, and 2023, respectively, and included within share-based compensation expense.
(b) Other items consist primarily of collaboration revenue, interest income, interest expense and depreciation expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRIDIAN THERAPEUTICS, INC.

Date: February 26, 2026	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Seth Harmon
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

Signature	Title	Date

/s/ Stephen Mahoney	President, Chief Executive Officer and Director	February 26, 2026
Stephen Mahoney	(Principal Executive Officer)

/s/ Seth Harmon	Chief Financial Officer	February 26, 2026
Seth Harmon	(Principal Financial Officer; Principal Accounting Officer)

/s/ Tomas Kiselak	Chairman of the Board	February 26, 2026
Tomas Kiselak

/s/ Sarah Gheuens	Director	February 26, 2026
Sarah Gheuens, M.D., Ph.D.

/s/ Jeff Ajer	Director	February 26, 2026
Jeff Ajer

/s/ Christopher Cain	Director	February 26, 2026
Christopher Cain

/s/ Arlene Morris	Director	February 26, 2026
Arlene Morris

/s/ Jennifer Moses	Director	February 26, 2026
Jennifer Moses