Form 10-Q
period 2026-03-31
Viridian Therapeutics, Inc.\DE
filed 2026-05-05
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 1, 2026, there were 103,074,740 shares of the registrant’s common stock outstanding.

VIRIDIAN THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other results;
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product candidates;
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials, including data from our REVEAL-2 phase 3 clinical trial of elegrobart in patients with active thyroid eye disease (“TED”) expected in the second quarter of 2026, and data from our phase 1 clinical trial of VRDN-008 in healthy volunteers expected in the second half of 2026;
•the timing or likelihood of regulatory filings and approvals, including the potential approval of the biologics license application (“BLA”) for veligrotug, which is under Priority Review by the U.S. Food and Drug Administration (“FDA”), and submission of the Marketing Authorization Application (“MAA”) for veligrotug submitted to the European Medicines Agency (“EMA”) in January 2026, our potential submission of an investigational new drug application (“IND”) for our anti-thyroid stimulating hormone receptor (“TSHR”) candidate in the fourth quarter of 2026, and our potential submission of a BLA for elegrobart in the first quarter of 2027;
•our plans relating to the further development of our product candidates, including additional indications we may pursue and our efforts to continue to identify and engineer novel product candidates, and our expectation that we will communicate development plans for VRDN-006 in 2026;
•supply chain disruptions, enrollment in clinical trials involving our product candidates or other delays in such trials;
•our plans relating to commercializing our product candidates, including our plans to commercialize product candidates as combination products, if approved, including the geographic areas of focus and sales strategy;

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
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may be unable to obtain approval for our product candidates or approval may be delayed due to factors beyond our control, including as a result of disruptions at the FDA and other agencies caused by shutdowns, funding shortages, and policies pursued by the current U.S. administration. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$176,346	$212,382
Marketable securities	585,835	662,270
Prepaid expenses and other current assets	22,563	19,581
Total current assets	784,744	894,233
Property and equipment, net	1,130	1,228
Operating lease right-of-use asset	2,255	2,421
Other assets	888	1,536
Total assets	$789,017	$899,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,313	$8,683
Accrued liabilities	38,492	62,013
Total current liabilities	51,805	70,696
Long-term debt, net	50,436	49,940
Derivative liability	12,500	20,030
Liability related to the sale of future revenue, net	36,092	34,244
Other liabilities	2,176	2,341
Total liabilities	153,009	177,251
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 134,864 shares issued and outstanding as of March 31, 2026 and December 31, 2025	61,188	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 79,620 shares issued and outstanding as of March 31, 2026 and December 31, 2025	70,868	70,868
Common stock, $0.01 par value; 200,000,000 shares authorized; 102,458,094 and 101,826,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,025	1,018
Additional paid-in capital	1,946,844	1,927,104
Accumulated other comprehensive income (loss)	(558)	447
Accumulated deficit	(1,443,359)	(1,338,458)
Total stockholders’ equity	636,008	722,167
Total liabilities and stockholders’ equity	$789,017	$899,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
License revenue	$6	$—
Collaboration revenue - related parties	135	72
Total revenues	141	72

Operating expenses:
Research and development	77,631	76,835
Selling, general and administrative	38,679	17,103
Total operating expenses	116,310	93,938
Loss from operations	(116,169)	(93,866)
Other income (expense), net:
Interest income	7,872	7,540
Interest expense	(3,462)	(550)
Change in fair value of derivative liability	7,530	—
Other expense, net	(672)	(36)
Total other income, net	11,268	6,954
Net loss	$(104,901)	$(86,912)

Net loss per share, basic and diluted, common stock	$(0.90)	$(0.87)
Weighted-average common shares outstanding, basic and diluted	102,211,657	81,344,134

Net loss per share, basic and diluted, Series A convertible preferred stock	$(60.02)	$(57.94)
Weighted-average Series A convertible preferred shares outstanding, basic and diluted	134,864	134,864

Net loss per share, basic and diluted, Series B convertible preferred stock	$(60.02)	$(57.94)
Weighted-average Series B convertible preferred shares outstanding, basic and diluted	79,620	145,160

Comprehensive loss:
Net loss	$(104,901)	$(86,912)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(1,008)	255
Foreign currency translation adjustment	3	—
Total other comprehensive income (loss)	(1,005)	255
Comprehensive loss	$(105,906)	$(86,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	134,864	$61,188	79,620	$70,868	101,826,500	$1,018	$1,927,104	$447	$(1,338,458)	$722,167
Issuance of common stock upon exercises of stock options	—	—	—	—	424,648	5	6,352	—	—	6,357
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	206,946	2	(2)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	13,390	—	—	13,390
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,008)	—	(1,008)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(104,901)	(104,901)
Balance as of March 31, 2026	134,864	$61,188	79,620	$70,868	102,458,094	$1,025	$1,946,844	$(558)	$(1,443,359)	$636,008

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock in at-the-market offerings, net of issuance costs of $149	—	—	—	—	245,388	3	4,792	—	—	4,795
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock upon exercises of stock options	—	—	—	—	185,426	2	2,295	—	—	2,297
Issuance of common stock under employee stock purchase plan	—	—	—	—	41,106	—	561	—	—	561
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,315	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,220	—	—	10,220
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	—	—	(86,912)	(86,912)
Balance as of March 31, 2025	134,864	$61,188	145,160	$127,697	81,589,427	$816	$1,497,296	$245	$(1,082,769)	$604,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(104,901)	$(86,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,390	10,220
Non-cash interest expense	2,344	103
Depreciation and amortization	121	117
Accretion and amortization of available-for-sale securities	(1,857)	(2,320)
Change in fair value of derivative liability	(7,530)	—
Other non-cash items	169	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,334)	285
Accounts payable	4,630	1,765
Accrued and other liabilities	(23,686)	(15,905)
Net cash used in operating activities	(119,654)	(92,653)
Cash flows from investing activities:
Purchases of marketable securities	(91,320)	(71,243)
Maturities of marketable securities	168,604	171,391
Purchase of property and equipment	(23)	(86)
Net cash provided by investing activities	77,261	100,062
Cash flows from financing activities:
Proceeds from sale of common stock in at-the-market offerings	—	4,943
Payments of issuance costs associated with the sale of common stock	—	(207)
Proceeds from the exercise of warrants	—	1,618
Proceeds from issuance of common stock upon exercises of stock options	6,357	2,297
Proceeds from issuance of common stock under employee stock purchase plan	—	561
Net cash provided by financing activities	6,357	9,212
Net increase (decrease) in cash and cash equivalents	(36,036)	16,621
Cash and cash equivalents at beginning of period	212,382	99,594
Cash and cash equivalents at end of period	$176,346	$116,215

Supplemental disclosure of cash flow information
Cash paid for interest	$1,119	$448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on discovering, developing and commercializing potential best-in-class medicines for serious and rare diseases. The Company’s most advanced program, veligrotug, is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of thyroid eye disease (“TED”). The Company’s second product candidate, elegrobart, is an extended half-life monoclonal antibody with the same binding domains as veligrotug designed to be subcutaneously administered via a convenient, low-volume auto-injector. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. Viridian additionally announced a program targeting the thyroid stimulating hormone receptor (“TSHR”) in January 2026 that has the potential to be developed for the treatment of TED and Graves’ disease.

In addition to developing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.

Liquidity and Capital Resources
The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2026 of $762.2 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.
The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, Series A convertible preferred stock, Series B convertible preferred stock, and other equity securities, debt financings, and license fees and reimbursements received under collaboration agreements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $1,443.4 million. The Company has no products approved for commercial sale, has not generated any revenue from product sales, and cannot guarantee when or if it will generate any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from selling, general and administrative costs associated with its operations. In addition, the Company may continue to incur additional operating losses as a result of planned expenditures for research and development activities, its drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial and compliance capabilities.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”), or the Financial Accounting Standards Board (“FASB”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on February 26, 2026 (the “2025 Annual Report”). The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure.
Unaudited Interim Condensed Consolidated Financial Information
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other future period.
During the three months ended March 31, 2026, there have been no changes to the Company’s significant accounting policies as described in the 2025 Annual Report.
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
The Company’s evaluation entails, among other things, analyzing the results of the Company’s clinical development efforts, license and collaboration agreements as well as the entity’s current financial condition including conditional and unconditional obligations anticipated within a year, and related liquidity sources at the date the financial statements are issued. This is reflected in the Company’s prospective operating budgets and forecasts and compared to the current cash, cash equivalents, and marketable securities balance.
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

Recently Issued Accounting Standard Updates
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
3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
The Company’s marketable securities consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. treasury securities	$161,110	$37	$(85)	$161,062
U.S. corporate paper and bonds	425,285	15	(527)	424,773
Total	$586,395	$52	$(612)	$585,835

December 31, 2025
U.S. treasury securities	$223,526	$254	$(9)	$223,771
U.S. corporate paper and bonds	438,297	241	(39)	438,499
Total	$661,823	$495	$(48)	$662,270

As of March 31, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available-for-sale securities during the three months ended March 31, 2026 and 2025. The Company did not have any sales of marketable securities during the three months ended March 31, 2026 and 2025. The contractual maturity dates of the Company’s investments are all less than 36 months. While the Company may hold securities with stated maturities greater than one year, all available-for-sale securities are considered available to support current operations, and thus are classified as current assets.

Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Assets:
Cash equivalents:
Money market funds	$155,008	$—	$—	$155,008
Marketable securities:
U.S. treasury securities	—	161,062	—	161,062
U.S. corporate paper and bonds	—	424,773	—	424,773
Total cash equivalents and marketable securities	$155,008	$585,835	$—	$740,843

Liabilities:
Derivative liability	$—	$—	$12,500	$12,500
Total liabilities	$—	$—	$12,500	$12,500

December 31, 2025
Assets:
Cash equivalents:
Money market funds	$191,308	$—	$—	$191,308
Corporate paper and bonds	—	14,624	—	14,624
Marketable securities:
U.S. agency and treasury securities	—	223,771	—	223,771
Corporate paper and bonds	—	438,499	—	438,499
Total cash equivalents and marketable securities	$191,308	$676,894	$—	$868,202

Liabilities:
Derivative liability	$—	$—	$20,030	$20,030
Total liabilities	$—	$—	$20,030	$20,030
The fair value of the Company’s Level 1 cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of securities with original maturities of three months or less and 36 months or less, respectively, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and 2025. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three months ended March 31, 2026 and 2025.
For information on the fair value of the derivative liability, see Note 6, Purchase and Sale of the Revenue Participation Right.
The Company believes the terms of its long-term debt, net and liability related to the sale of future revenue, net, which were both entered into in October 2025, reflect current market conditions for instruments with similar terms and maturity, therefore, the carrying value of the Company's long-term liabilities approximate their fair value based on Level 3 of the fair value hierarchy.

4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Accrued outsourced manufacturing	$16,694	$15,987
Accrued compensation and related benefits	8,361	19,657
Accrued outsourced clinical and nonclinical studies	5,920	8,595
Accrued professional fees	5,352	3,827
Operating lease liabilities, short-term	738	753
Other accrued liabilities	568	2,442
Accrued interest payable	385	385
Deferred revenue, current - related party	274	367
Accrued milestone payment	200	10,000
Total accrued liabilities	$38,492	$62,013

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
In October 2025, the Borrower executed a second amendment (the “Hercules Second Amendment”) to the Hercules Loan and Security Agreement. Under the Hercules Second Amendment, the term loan facility was amended to extend the maturity date to October 1, 2030 and provide an aggregate principal amount of up to $300.0 million, consisting of (i) an initial tranche of $100.0 million (“Tranche 1”), comprised of $30.0 million drawn upon execution of the Hercules Second Amendment, increasing the cumulative amount drawn to $50.0 million, $25.0 million (“Tranche 1B”) available through September 15, 2026, and $25.0 million available from the earlier to occur of the expiration or full funding of Tranche 1B through December 15, 2026, (ii) a second tranche of $50.0 million (“Tranche 2”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 1 and December 15, 2025 through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 2 Expiration Date”), (iii) a third tranche of $50.0 million (“Tranche 3”), subject to achievement of certain regulatory milestones, available from (A) the earlier to occur of the full draw of Tranche 2 and the Tranche 2 Expiration Date through (B) the earlier to occur of June 15, 2027 and the date that is 60 days following such achievement of such regulatory milestones (the “Tranche 3 Expiration Date”),

(iv) a fourth tranche of $50.0 million, subject to achievement of a certain revenue milestone, available from (A) the earlier to occur of the full draw of Tranche 3 and the Tranche 3 Expiration Date through (B) March 15, 2028, and (v) a fifth tranche of $50.0 million, subject to approval by the Lenders’ investment committee(s), available through October 1, 2030. The milestones for Tranche 2, Tranche 3 and Tranche 4 have not yet been achieved. The obligations of the Borrower under the Hercules Second Amendment are secured by substantially all of the assets of the Borrower.
The amended term loan facility bears interest at a floating per annum rate equal to the greater of 8.95% and 1.45% above the Prime Rate (as defined therein), provided that the interest rate will not exceed a per annum rate of 9.45%. Interest is payable monthly in arrears on the first business day of each month. The interest rate as of March 31, 2026 was 8.95%.
Under the Hercules Second Amendment, the Borrower is obligated to make interest-only payments through October 1, 2029. If certain regulatory milestones are met, then the interest-only period will be extended to October 1, 2030. The Borrower is required to repay the outstanding amount of the amended term loan facility in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2030. In addition, the Borrower is required to pay an end-of-term fee equal to 4.25% of the principal amount of funded advances if the amended term loan facility is repaid on or prior to October 17, 2027 or 6.0% of the principal amount of funded advances at maturity if the amended term loan facility is repaid after October 17, 2027.
The total cost of all items (cash interest, debt issuance costs and the end-of-term fees) is being recognized as interest expense using an effective interest rate of approximately 13.0%. The Company recorded interest expense of $1.6 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the components of the amended term loan, on the Company’s unaudited condensed consolidated balance sheet at March 31, 2026:

March 31, 2026
(in thousands)
Gross proceeds outstanding	$50,000
Accrued end-of-term fees	874
Unamortized debt issuance costs	(438)
Carrying value	$50,436
Future principal payments, which exclude the end-of-term fee as of March 31, 2026 are as follows (in thousands):

Fiscal Year	Principal Payments
2027	—
2028	—
2029	11,102
2030	38,898
Total	$50,000
6. PURCHASE AND SALE OF THE REVENUE PARTICIPATION RIGHT
Liability Related to the Sale of Future Revenue
In October 2025, the Company and DRI Healthcare Acquisitions LP (“DRI”) entered into a Purchase and Sale Agreement of revenue participation right (the “DRI Purchase and Sale Agreement”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from the Company in exchange for up to $300.0 million in consideration, including $55.0 million paid at signing and conditional payments consisting of: (i) $25.0 million that is payable following the achievement of certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials, REVEAL-1 and REVEAL-2, on or before a specified date; (ii) $75.0 million that is payable following receipt of marketing approval for veligrotug from the FDA on or before a specified date; (iii) $15.0 million that is payable if the events set forth in the foregoing clauses (i) and (ii) are met; (iv) $50.0 million that is payable following receipt of marketing approval for elegrobart from the FDA on or before a specified date;

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
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, the Company recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. The Company accrued $1.8 million in interest expense during the three months ended March 31, 2026. As of March 31, 2026, no payments of Net Sales Royalties to DRI have been made or accrued. As of March 31, 2026, the net carrying amount of the liability related to the sale of future revenue was $36.1 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.7% as of March 31, 2026. During the first quarter of 2026, the Company did not achieve certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials and therefore is not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
The following table summarizes the activity of the liability related to the sale of future revenue for the three months ended March 31, 2026 (in thousands):

Carrying Value as of December 31, 2025	$34,244
Interest Expense	1,848
Carrying value as of March 31, 2026	$36,092
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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 12.0% and 11.5% as of March 31, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, the fair value of the derivative liability was $12.5 million resulting in recognition of a decrease in fair value of $7.5 million during the three months ended March 31, 2026.
The following table presents the activity of the derivative liability for the three months ended March 31, 2026 (in thousands):

Carrying value as of December 31, 2025	$20,030
Change in fair value	(7,530)
Carrying value as of March 31, 2026	$12,500
7. COLLABORATION AND LICENSE AGREEMENTS
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
While the Zenas Agreements are in the scope of ASC 808, Collaborative Arrangements, the Company applied ASC 606, Revenue from Contracts with Customers, to account for certain activities related to the Company’s transfer of a good or service (i.e., a unit of account) that is part of the Company’s ongoing major or central operations. The Company allocated the transaction price based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. Research and development activities are priced generally at cost. The Company’s license of goods and services to Zenas BioPharma during the contract term was determined to be a single performance obligation satisfied over time. The Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities.
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
In July 2025, the Company entered into a side agreement with Zai Lab (the “Side Agreement”), with Zenas BioPharma as countersigner, pursuant to which the Company agreed to provide certain services directly to Zai Lab to support development and commercialization activities. Under the Side Agreement, the Company will charge Zai Lab a fixed hourly rate for services, plus reimbursement of out-of-pocket costs. In August 2025, the Company entered into a material transfer agreement (the “MTA”) with Zai Lab, to supply certain materials for clinical trial use in exchange for a fixed payment. The Side Agreement and MTA were evaluated under ASC 606, Revenue from Contracts with Customers, and determined to be contract modifications to the Zenas Agreements. The services provided under the Side Agreement and materials provided under the MTA to Zai Lab as a sublicensee of Zenas BioPharma are not distinct from those in the Zenas Agreements, as they are integral to the research and development activities enabled by the original license and therefore do not represent a separate performance obligation. As a result, the modifications do not meet the criteria to be accounted for as separate contracts.
During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of collaboration revenue related to the Zenas Agreements, Side Agreement and MTA.
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
Antibody and Discovery Option Agreement with Paragon Therapeutics, Inc.
In January 2022, the Company and Paragon Therapeutics, Inc. (“Paragon”) entered into an antibody and discovery option agreement (the “Paragon Research Agreement”) under which the Company and Paragon will cooperate to develop one or more proteins or antibodies. Under the terms of the Paragon Research Agreement, Paragon will perform certain development activities in accordance with an agreed upon research plan, and the Company will pay Paragon agreed upon development fees in exchange for Paragon’s commitment of the necessary personnel and resources to perform these activities. The Paragon Research Agreement stipulates a final deliverable to the Company consisting of a report summarizing the experiments and processes performed under the research plan (the “Final Deliverable”).
Additionally, Paragon agreed to grant the Company an option for an exclusive license to all of Paragon’s right, title and interest in and to certain antibody technology and the Final Deliverable, and a non-exclusive license to certain background intellectual property owned by Paragon solely to research, develop, make, use, sell, offer for sale and import of the licensed intellectual property and resulting products worldwide (each, an “Option” and together, the “Options”). Paragon also granted to the Company a limited, exclusive, royalty-free license, without the right to sublicense, to certain antibody technology and the Final Deliverable, and a non-exclusive, royalty-free license without the right to sublicense, under certain background intellectual property owned by Paragon, solely to evaluate the antibody technology and Option and for the purpose of allowing the Company to determine whether to exercise the Option with respect to certain programs. The Company may, at its sole discretion, exercise the Option with respect to specified programs (“Programs”) at any time until the date that is 90 days after the Company’s receipt of the Final Deliverable for the applicable program, or such longer period as agreed upon by the parties

(“Option Period”) by delivering written notice of such exercise to Paragon. If the Company fails to exercise an Option prior to expiration of the applicable Option Period, such Option for such Programs will terminate.
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
During the three months ended March 31, 2026, the Company recorded $1.5 million in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”), which was unpaid as of March 31, 2026. During the three months ended March 31, 2025, the Company recorded $4.5 million in research and development costs related to the Paragon Agreements.
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
The Company evaluated the Kissei Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, Kissei, is a customer. The Company evaluated the promised goods and services within the Kissei Agreement and determined which goods and services were separate performance obligations. The Company determined the Kissei Agreement had two performance obligations: granting the exclusive licenses to develop and commercialize veligrotug and granting the exclusive license to develop and commercialize elegrobart. The performance obligations were satisfied concurrently at a point in time upon the granting of the license rights at contract inception.
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
For the three months ended March 31, 2026 and 2025, no milestones were met pursuant to the ImmunoGen License Agreement.
Development and License Agreement with Enable Injections
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted to the Company an exclusive, royalty-bearing, sublicensable, non-transferrable license to develop, commercialize, seek marketing approval for and otherwise use and exploit certain products and make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, the Company granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In January 2023, in consideration for the rights granted by Enable, the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million. In February 2026, the Company and Enable amended the Enable License Agreement to include a second product for additional consideration.
The Company is obligated to make certain future milestone payments of up to $49.0 million upon the achievement of specified development, clinical and regulatory milestones. Additionally, if the Company is successful in commercializing any product candidate subject to the Enable License Agreement, the Company is obligated to make certain commercial milestone payments of up to $150.0 million and royalty payments equal to a percentage in the mid-single digits.
8. COMMITMENTS AND CONTINGENCIES
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations (“CROs’), business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Payments Upon Termination
The Company enters into contracts in the normal course of business with CROs, contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company's service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.
9. CAPITAL STOCK
ATM Agreement
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three months ended March 31, 2026 and 2025.
10. SHARE-BASED COMPENSATION
Equity Incentive Plans
The Company has grants outstanding under its amended and restated 2016 Equity Incentive Plan (the “2016 Plan”) and its 2020 Equity Incentive Plan (the “2020 Plan” and collectively with the 2016 Plan, the “Equity Incentive Plans”). Additionally, beginning in July 2021, the Company granted stock options and restricted stock units (“RSUs”) outside of its Equity Incentive Plans to certain employees to induce them to accept employment with the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s Equity Incentive Plans. In June 2022, the Company’s stockholders approved the amendment and restatement of the 2016 Plan to, among other things, transfer the then remaining number of shares available for issuance under the 2020 Plan into the 2016 Plan so that the Company operates from a single equity plan going forward. The 2016 Plan will terminate in April 2035.
As of March 31, 2026, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,620,002	—
2020 Plan	—	40,459	—
2016 Plan	1,638,611	9,086,011	6,702,849
Total	1,638,611	16,746,472	6,702,849
Restricted Stock Units

RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a two or four-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	1,064,375	$15.51
Granted	797,550	$30.26
Vested	(206,946)	$15.07
Forfeited	(16,368)	$20.61
Outstanding at March 31, 2026	1,638,611	$22.69
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	14,468,627	$16.82	8.40	$209,090
Granted	2,984,700	$30.38
Exercised	(424,648)	$14.98
Forfeited	(278,208)	$17.68
Expired	(3,999)	$35.40
Outstanding as of March 31, 2026	16,746,472	$19.26	8.41	$55,257
Exercisable as of March 31, 2026	5,598,849	$17.66	7.35	$21,690
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $6.7 million and $1.0 million, respectively. The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $11.5 million and $10.3 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the three months ended March 31, 2026 and 2025 was $2.3 million and $0.2 million, respectively.
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
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $17.99 and $10.53, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.0	5.0
Expected volatility	68%	85%
Risk-free interest rate	3.6%	4.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$30.38	$15.24
Employee Stock Purchase Plan
In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”). The 2025 ESPP allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price on the first day of the offering period or (ii) the closing price on the purchase date. As of March 31, 2026, the Company had 2,000,000 shares available for issuance and no shares have been issued under the 2025 ESPP.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the 2025 ESPP for the purchase periods active during each respective period is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$5,834	$5,748
Selling, general and administrative	7,556	4,472
Total share-based compensation expense	$13,390	$10,220
As of March 31, 2026, the Company had $139.5 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 3.03 years. As of March 31, 2026, the Company had $34.4 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.49 years.
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2026
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(8,095)	$(4,779)	$(92,026)
Denominator
Weighted-average shares outstanding	134,864	79,620	102,211,657
Net loss per share, basic and diluted	$(60.02)	$(60.02)	$(0.90)

	Three Months Ended March 31, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(7,814)	$(8,410)	$(70,688)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,344,134
Net loss per share, basic and diluted	$(57.94)	$(57.94)	$(0.87)
There are no potentially dilutive securities to Series A convertible preferred stock or Series B convertible preferred stock. Potentially dilutive securities to the common stock include the following:

	March 31,
	2026	2025
Series A convertible preferred stock, as converted to shares of common stock	8,991,383	8,991,383
Series B convertible preferred stock, as converted to shares of common stock	5,308,265	9,677,817
Options to purchase common stock	16,746,472	14,124,083
Warrants to purchase common stock	29,446	30,227
Restricted stock units	1,638,611	1,128,506
Total	32,714,177	33,952,016
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

Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Segment research and development expense (a)	$71,744	$71,038
Segment selling, general and administrative expense (a)	31,055	12,564
Share-based compensation expense (see Note 10)	13,390	10,220
Total operating expenses	116,189	93,822
License revenue	6	—
Other items (b)	(11,294)	(6,910)
Consolidated net loss	$104,901	$86,912
(a) Share-based payment expense of $5,834 and $5,748 related to research and development and $7,556 and $4,472 related to selling, general and administrative have been excluded for the three months ended March 31, 2026 and 2025, respectively, and included within share-based compensation expense.
(b) Other items consist primarily of collaboration revenue, interest income, interest expense and depreciation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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

Our pipeline targets validated pathways and disease-driving mechanisms in autoimmune and rare diseases. These include product candidates directed at IGF‑1R for the treatment of TED, inhibitors of the FcRn with potential application across multiple autoimmune disorders, and a TSHR inhibitor program with potential to be developed for the treatment of TED and Graves’ disease. We develop therapeutics through internal research and discovery, as well as through in-licensing opportunities that align with our strategic focus. Our capabilities span protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development, commercial planning, and commercialization in these therapeutic areas.

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

We are developing two anti-IGF-1R product candidates, veligrotug for intravenous (“IV”) administration and elegrobart (formerly known as VRDN-003) for subcutaneous administration, to treat patients who suffer from TED. Our most advanced program, veligrotug, is a differentiated humanized monoclonal antibody targeting IGF-1R intravenously administered for the treatment of TED. In previously presented in vitro nonclinical data, we showed that veligrotug is a potentially differentiated full antagonist of IGF-1R, compared to teprotumumab’s incomplete antagonism of IGF-1R. Elegrobart has the same binding domain as veligrotug, and was engineered to have a longer half-life. Elegrobart is designed to be a low-volume, infrequently-dosed subcutaneous IGF-1R inhibitor for TED, which we plan to launch commercially with an auto-injector to enable at-home patient self-administration. We believe elegrobart has the potential to be the best-in-class anti-IGF-1R product candidate by preserving the efficacy of anti-IGF-1Rs in TED, improving safety, and maximizing convenience for patients with subcutaneous delivery.

We conducted a global pivotal clinical program for veligrotug, evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, THRIVE and THRIVE-2, for the treatment of active and chronic TED, respectively. THRIVE and THRIVE-2 were each designed to compare a five-dose IV treatment arm of veligrotug at 10 mg/kg, dosed three weeks apart, to placebo. This five-dose veligrotug regimen featured fewer infusions and a shorter time per infusion compared to teprotumumab, the currently marketed IGF-1R inhibitor. In September 2024, we announced topline data from the THRIVE study, which enrolled 113 patients, randomized to veligrotug (n=75) and placebo (n=38). THRIVE achieved its primary and all secondary endpoints with a high level of statistical significance (p < 0.0001) and was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”). Veligrotug additionally showed a rapid onset of treatment effect, with the majority (53%) of veligrotug-treated patients achieving a proptosis response as early as three weeks. In December 2024, we announced topline data from the THRIVE-2 study, which enrolled 188 patients, randomized to veligrotug (n=125) and placebo (n=63). THRIVE-2 achieved its primary and all secondary endpoints with statistical significance and was generally well-tolerated. Veligrotug demonstrated a rapid onset of treatment effect in THRIVE-2, with a statistically significant proptosis response as early as three weeks and a statistically significant reduction and resolution of diplopia as early as six weeks. THRIVE-2 is the first global phase 3 study in patients with chronic TED to demonstrate a statistically significant and clinically meaningful diplopia responder rate and rate of diplopia complete resolution. Veligrotug demonstrated durability at 52 weeks in THRIVE, showing that 70% of patients who were proptosis responders at week 15 maintained their response at week 52.

To meet the 300 patient safety database requirement for the veligrotug BLA, we are conducting STRIVE, a global phase 3 clinical trial. STRIVE enrolled 231 TED patients, utilized broad inclusion criteria (e.g., any severity or duration of disease), and randomized patients 3:1 (10 mg/kg IV with an active control of 3 mg/kg IV). We are also conducting an open label extension study for non-responding patients in THRIVE and THRIVE-2, which has completed enrollment. In May 2025, the FDA granted Breakthrough Therapy designation to veligrotug. We submitted a BLA for veligrotug to the FDA in October 2025, which was accepted for filing and granted Priority Review in December 2025 with a Prescription Drug User Free Act (“PDUFA”) target action date of June 30, 2026. We additionally submitted an MAA to the EMA in January 2026.

We are also developing elegrobart, our subcutaneous anti-IGF-1R product candidate currently in pivotal clinical studies in TED, and designed to be administered via a simple autoinjector that patients cab self-administer at home. In its phase 1 clinical study in healthy volunteers, elegrobart was shown to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Based on this data and the similarities between the veligrotug and elegrobart antibodies, we selected Q4W and Q8W dosing of elegrobart to advance to phase 3 pivotal studies. PK modeling showed Q4W and Q8W subcutaneous elegrobart dosing could achieve the range of modeled veligrotug exposures based on a two-infusion phase 2 TED study at 3 mg/kg and 10 mg/kg IV, once every three weeks. Both dosing regimens of veligrotug showed robust clinical activity. We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies are evaluating elegrobart administered subcutaneously every four weeks (“Q4W”) or every eight weeks (“Q8W”) and assessing outcomes versus placebo.

In March 2026, we announced topline data from the REVEAL-1 study, which enrolled 132 patients, randomized 1:1:1 to elegrobart Q4W (n=44), elegrobart Q8W (n=44), and placebo (n=44). REVEAL-1 met its primary endpoint of Q4W proptosis responder rate (“PRR”) with a highly statistically significant treatment effect. Subcutaneous elegrobart given Q4W and Q8W each achieved rapid reductions in proptosis and diplopia, and at the primary analysis at 24 weeks, showed clinically meaningful PRRs of 54% and 63%, respectively, versus 18% placebo. In addition, 51% of patients treated Q4W achieved a complete resolution of diplopia versus 16% placebo. In May 2026, we announced topline data from the REVEAL-2 study, which enrolled 204 patients, randomized to elegrobart Q4W (n=70), elegrobart Q8W (n=68), and placebo (n=66). REVEAL-2 met its primary endpoint of Q4W PRR and key secondary endpoint of Q8W PRR, each with a highly statistically significant treatment effect. Subcutaneous elegrobart given Q4W and Q8W each achieved rapid reductions in proptosis and diplopia, and at the primary analysis at 24 weeks, showed clinically meaningful PRRs of 50% and 54%, respectively, versus 15% placebo. In addition, at 24 weeks, elegrobart given Q4W achieved a diplopia responder rate of 61% versus 38% placebo. We anticipate submitting a BLA for elegrobart in the first quarter of 2027.

In addition to REVEAL-1 and REVEAL-2, to enable BLA submission for elegrobart, we are conducting a safety study with elegrobart to meet the 300-patient safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials). We completed enrollment of this safety study in October 2025, enrolling 321 patients, exceeding the target enrollment of 284 patients due to demand. Additionally, we are conducting an auto-injector study to enable launching elegrobart in an auto-injector device, if approved. We completed enrollment in the autoinjector study in December 2025, enrolling 87 patients, exceeding the target enrollment of 75 patients.

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

VRDN-006 is a highly selective Fc fragment that inhibits FcRn and is designed to be a convenient subcutaneous and self-administered option for patients. In non-human primate (“NHP”) studies, VRDN-006 demonstrated specificity for blocking FcRn-IgG interactions while not showing decreases in albumin or increases in low-density lipoprotein (“LDL”) levels, which are known potential side effects associated with certain full-length anti-FcRn monoclonal antibodies. In our head-to-head NHP studies, VRDN-006 demonstrated comparable potency and IgG reductions to efgartigimod, which is the current standard of care in FcRn inhibition, as well as a similar safety profile. We submitted an IND for VRDN-006 in December 2024, which cleared in January 2025. In September 2025, we announced that data from an ongoing phase 1 clinical trial in healthy volunteers showed that VRDN-006 led to IgG reductions that are consistent with the FcRn inhibitor class, and that VRDN-006 was sparing of albumin and LDL and was generally well-tolerated with no dose-limiting toxicities or serious adverse events. We expect to communicate development plans for VRDN-006 in 2026.

VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and LDL, consistent with efgartigimod. We submitted an IND for VRDN-008 in December 2025 and received IND clearance from the FDA in January 2026. A phase 1 clinical trial assessing VRDN-008 in healthy volunteers is currently ongoing with data on track for the second half of 2026.

Development of TSHR Inhibitors

In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We anticipate submitting an IND for this program in the fourth quarter of 2026. We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, we believe blocking TSHR could also be effective to treat Graves’ disease. Graves’ disease is an autoimmune disease in which autoantibodies form against TSHR, stimulating and activating the receptor. These TSH receptor antibodies (“TRAb”) can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine (“RAI”), and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism. Blocking TSHR activation through a TSHR antagonist represents a differentiated therapeutic approach aimed at targeting disease-driving mechanisms in TED and in Graves’ disease.

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
In October 2020, we entered into a license agreement with Zenas BioPharma. Subsequently, we entered into several letter agreements to assist Zenas BioPharma with certain development activities, including manufacturing. Under the Zenas Agreements, we granted Zenas BioPharma an exclusive license to develop, manufacture, and commercialize certain IGF-1R directed antibody products for non-oncology indications in the greater area of China in exchange for upfront non-cash consideration and non-refundable milestone payments upon achieving specific milestone events during the contract term. In July 2022, Zenas BioPharma announced that it had obtained IND approval in China. Additionally, we are eligible to receive royalty payments based on a percentage of the annual net sales of any licensed products sold on a country-by-country basis in the greater area of China throughout the royalty term. The royalty percentage may vary based on different tiers of annual net sales of the licensed products made. In May 2022, we entered into a manufacturing development and supply agreement with Zenas BioPharma to manufacture and supply, or have manufactured and supplied, clinical drug product for development purposes. In January 2025, Zenas BioPharma sublicensed their rights under the license agreement to Zai Lab and assigned the manufacturing development and supply agreement to Zai Lab in connection with the sublicense transaction. In July 2025, we entered into a side agreement with Zai Lab (the “Side Agreement”), with Zenas BioPharma as countersigner, pursuant to which we agreed to provide certain services directly to Zai Lab to support development and commercialization activities. In August 2025, we entered into a material transfer agreement (“MTA”) with Zai Lab, to supply certain materials for clinical trial use. We have concluded that Zenas Biopharma and Zai Lab are related parties to us.
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

Other Income (Expense), net
Other income (expense), net consists primarily of interest income, interest expense and various items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and marketable securities. Interest expense consists of cash and non-cash interest expense related to our DRI Purchase and Sale Agreement and Hercules Loan and Security Agreement.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
License revenue	$6	$—	$6
Collaboration revenue - related parties	135	72	63
Research and development expenses	$(77,631)	$(76,835)	(796)
Selling, general and administrative expenses	$(38,679)	$(17,103)	(21,576)
Other income, net	11,268	6,954	4,314
Net Loss	$(104,901)	$(86,912)	$(17,989)
Revenue
License revenue for the three months ended March 31, 2026 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue for both the three months ended March 31, 2026 and 2025 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Direct research and development expenses
TED portfolio	$39,997	$47,035	$(7,038)
FcRn inhibitor portfolio	9,589	10,989	(1,400)
Other research programs and expenses	7,280	390	6,890
Unallocated expenses
Personnel-related (including share-based compensation)	19,936	16,466	3,470
Facility and other expenses	829	1,955	(1,126)
Total research and development expenses	$77,631	$76,835	$796

Direct costs related to the TED portfolio decreased by $7.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the progression of our portfolio, including the following:
•$12.5 million decrease in clinical trial costs due to timing and stage of our phase 3 clinical trials for veligrotug and elegrobart in the first quarter of 2026 compared to the first quarter of 2025, partially offset by a
•$5.4 million increase in chemistry, manufacturing and controls costs to support our preparatory commercial activities for veligrotug.
Direct costs related to the FcRn inhibitor portfolio decreased by $1.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to a $1.7 million decrease in certain milestone payments incurred in the first quarter of 2025.
Direct costs related to other nonclinical research and development increased by $6.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to an increase in nonclinical research and chemistry, manufacturing and controls costs to support the development of the TSHR program.
Personnel-related costs increased by $3.5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to increased headcount to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Personnel-related (including share-based compensation)	$22,439	$9,678	$12,761
Legal, consulting and professional services	15,612	6,528	9,084
Facility and other expenses	628	897	(269)
Total selling, general and administrative expenses	$38,679	$17,103	21,576
Selling, general and administrative expenses were $38.7 million during the three months ended March 31, 2026, compared to $17.1 million during the three months ended March 31, 2025. The $21.6 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$12.8 million increase in personnel-related costs, primarily due to an increase in headcount to support preparatory commercial activities for veligrotug and our growing organization; and
•$9.1 million increase in legal services, market research and other professional and consulting fees primarily for preparatory commercial activities for veligrotug.
Other Income, net
Other income, net was $11.3 million during the three months ended March 31, 2026 compared to $7.0 million during the three months ended March 31, 2025 primarily comprised of interest income earned on marketable securities and the change in fair value in the derivative liability, partially offset by interest expense related to our DRI Purchase and Sale Agreement and Hercules Loan and Security Agreement.

Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A convertible preferred stock, our Series B convertible preferred stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. We have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception and through March 31, 2026, we have generated an accumulated deficit of $1,443.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
In addition, we may continue to incur additional operating losses as a result of planned expenditures for research and development activities, our drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial, and compliance capabilities. Our ability to generate revenues from sales of veligrotug and elegrobart in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the timing or availability of additional funds under the DRI Purchase and Sale Agreement or the Hercules Loan and Security Agreement may be available to us. Our ability to achieve milestones under the DRI Purchase and Sale Agreement or draw down on the remaining tranches under the Hercules Loan and Security Agreement is subject to our achievement of certain regulatory and commercial milestones on or before certain dates or, for certain milestones, on mutual agreement of the applicable party.
As of March 31, 2026, we had $762.2 million in cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Based on our current business plans, we believe that our existing cash, cash equivalents, marketable securities, the $75.0 million in potential near-term milestones anticipated under the DRI Purchase and Sale Agreement, and the anticipated revenue from veligrotug and elegrobart sales, if each is approved on our anticipated timelines, will be sufficient to fund our planned operations to break even where our anticipated revenues fund our anticipated operating expenses.
Due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional capital earlier than we currently expect under our present business plans.
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, we entered into the Hercules Loan and Security Agreement, among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches, including an initial tranche of $25.0 million. Upon signing, we drew an initial principal amount of $5.0 million. Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon the achievement of a development milestone in August 2022.
In August 2023, we executed the first amendment to the Hercules Loan and Security Agreement (the “Hercules First Amendment”). The Hercules First Amendment was determined to substantially alter the Hercules Loan and Security Agreement and therefore was accounted for as a debt extinguishment. Under the Hercules First Amendment, the maturity date was extended to October 1, 2026 and the Lenders provided the Borrower access to an increased term loan with an aggregate principal amount of up to $150.0 million, in four tranches, consisting of (i) an initial tranche of $50.0 million, $25.0 million of which was available through December 15, 2023, and $25.0 million of which was available from July 1, 2024 through December 15, 2024; (ii) a second tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through February 15, 2025; (iii) a third tranche of $20.0 million, subject to achievement of certain regulatory milestones, which was available through March 31, 2025; and (iv) a fourth tranche of $60.0 million subject to approval by the Lenders’ investment committee(s), which was available through June 15, 2025. Upon execution of the Hercules First Amendment, the Borrower drew an additional principal amount of $15.0 million, increasing the cumulative amount drawn to $20.0 million. The obligations of the Borrower under the Hercules First Amendment agreement were secured by substantially all of the assets of the Borrower, excluding the Borrower’s intellectual property.
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
The amended term loan facility bears interest at a floating per annum rate equal to the greater of 8.95% and 1.45% above the Prime Rate (as defined therein), provided that the interest rate will not exceed a per annum rate of 9.45%. Interest is payable monthly in arrears on the first business day of each month. The interest rate as of March 31, 2026 was 8.95%.
Under the Hercules Second Amendment, we are obligated to make interest-only payments through October 1, 2029. If certain regulatory milestones are met, then the interest-only period will be extended to October 1, 2030. We are required to repay the outstanding amount of the term loan facility in equal monthly installments of the principal amount and interest between the end of the interest-only period and the maturity date of October 1, 2030. In addition, we are required to pay an end-of-term fee equal to 4.25% of the principal amount of funded advances if the term loan facility is repaid on or prior to October 17, 2027 or 6.0% of the principal amount of funded advances at maturity if the term loan facility is repaid after October 17, 2027.
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
We determined that the DRI Purchase and Sale Agreement is considered a sale of future revenues and is treated as a financing liability according to Accounting Standards Codification (“ASC”) 470, Debt, based on the specific facts and circumstances including our significant continuing involvement in the generation of the cash flows due to DRI. The sale of future revenue liability is accounted for as debt and is recorded at cost. After initial recognition of the debt instrument, we will use the effective interest method to account for the amount recorded as debt on our balance sheet. The effective interest rate is the rate that equates the present value of the estimated future cash flows with the carrying amount of the liability related to the sale of future revenue. The estimate of future cash flows includes estimated future Net Sales Royalties to be paid to DRI and the receipt of conditional payments from DRI that were deemed probable of achievement at inception. The interest rate on this financing liability may vary during the term of the agreement depending on a number of factors, including our net sales forecast and the probability of achieving certain milestones. We will evaluate the interest rate used to amortize the liability related to the sale of future revenue quarterly based on our expectations of future net sales and current market conditions using the prospective method. A significant increase or decrease in actual or forecasted net sales or changes in expected achievement of certain milestones may materially impact the liability, interest expense, and the time period for repayment. The conditional payments represent loan commitments that are not treated as freestanding financial instruments and qualify for the derivative scope exception under ASC 815, Derivatives and Hedging, and therefore have not been bifurcated and accounted for separately.
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, we recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. We accrued $1.8 million in interest expense during the three months ended March 31, 2026. As of March 31, 2026, no payments of Net Sales Royalties to DRI have been made or accrued. As of March 31, 2026, the net carrying amount of the liability related to the sale of future revenue was $36.1 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.7% as of March 31, 2026. During the first quarter of 2026, we did not achieve certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials and therefore is not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 12.0% and 11.5% as of March 31, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, the fair value of the derivative liability was $12.5 million resulting in recognition of a decrease in the fair value of $7.5 million during the three months ended March 31, 2026.
ATM Agreement
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three months ended March 31, 2026 and 2025.
Summarized cash flows for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(119,654)	$(92,653)	$(27,001)
Investing activities	77,261	100,062	(22,801)
Financing activities	6,357	9,212	(2,855)
Net increase (decrease) in cash and cash equivalents	$(36,036)	$16,621	$(52,657)
Operating Activities
Net cash used in operating activities was $119.7 million for the three months ended March 31, 2026, and primarily consisted of a net loss of $104.9 million, adjusted for non-cash items of $6.6 million (primarily share-based compensation of $13.4 million, partially offset by the change in fair value of derivative liability of $7.5 million), and changes in working capital of $21.4 million. The change in working capital was primarily related to a decrease of $23.5 million in accrued liabilities due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $92.7 million for the three months ended March 31, 2025, and primarily consisted of a net loss of $86.9 million, adjusted for non-cash items of $8.1 million (primarily share-based compensation of $10.2 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $2.3 million) and changes in working capital of $13.9 million. The change in working capital was primarily related to a net decrease of $14.1 million in accounts payable and accrued and other liabilities, partially offset by a decrease of $0.3 million in prepaid expenses and other current assets due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash provided by investing activities was $77.3 million during the three months ended March 31, 2026, and consisted primarily of net maturities of marketable securities.
Net cash used in investing activities was $100.1 million during the three months ended March 31, 2025, and consisted primarily of $100.1 million in net purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $6.4 million during the three months ended March 31, 2026, and consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2025, and consisted primarily of net proceeds of $4.7 million from the September 2022 ATM Agreement, as well as $2.3 million in proceeds from the exercise of stock options, $1.6 million in proceeds from the exercise of warrants, and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the three months ended March 31, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report on Form 10-K.

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
We are a biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the three months ended March 31, 2026, and 2025, our net loss was $104.9 million and $86.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1,443.4 million and cash, cash equivalents and marketable securities of $762.2 million.
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
We have devoted substantially all of our financial resources to identifying, acquiring and developing our product candidates, including conducting clinical trials and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, the Hercules Loan and Security Agreement, the Kissei Agreement, and the DRI Purchase and Sale Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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

As of March 31, 2026, we had $762.2 million of cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report. We may need to secure additional capital to continue to fund our operations and service our obligations in the future. If we are unable to secure additional capital when needed, we will not be able to continue as a going concern.
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
•establishing and maintaining a commercial supply chain for our product candidates in the countries or regions in which we obtain regulatory approval for them, including establishing consistent shelf-life for our product candidates in multiple regions, receipt and maintenance of necessary licenses, permits, or similar permissions, either directly or with a collaborator or distributor;

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
Additionally, if we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.
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
In October 2025, we entered into the Purchase and Sale Agreement with DRI. In addition to the $55.0 million we received at signing, the agreement made available to us up to an additional $245.0 million in milestone payments at signing. However, these additional milestone payments are subject to satisfaction of certain conditions related to certain elegrobart clinical trials and regulatory approvals or commercial sales of veligrotug and elegrobart on or prior to a certain date. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder. Based on our operations to date, up to an additional $205 million in milestone payments remains available to us. In the event of a change of control on or prior to a certain date, the Company has the option to repurchase, and DRI may require the Company to repurchase, the revenue participation right from DRI for the multiplier amount (less payments to date).
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
•negative or inconclusive results from our clinical trials or the trials of third parties with related or similar product candidates, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in ongoing or planned indications for a product candidate, or change how we conduct our IND-enabling studies or our ongoing or future trials, including amending or submitting new clinical protocols or additional safety monitoring or measurements; and
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials.
We expect that the THRIVE and THRIVE-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of THRIVE and THRIVE-2 patients), will support global health authority registration for veligrotug for marketing approval in both active and chronic TED, respectively. However, the FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. We are also conducting a global pivotal program for elegrobart, where we expect that the REVEAL-1 and REVEAL-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of REVEAL-1 and REVEAL-2 patients), will support global health authority registration for elegrobart for marketing approval in both active and chronic TED, respectively. The FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. Additionally, Viridian is performing an autoinjector PK study for elegrobart to bridge bioequivalence from the vial/syringe used in the REVEAL-1 and REVEAL-2 trials and the autoinjector, with which we plan to launch commercially. However, the results may not show bioequivalence and/or global health authorities may not agree with the methodologies employed to support bioequivalence. If either of these occur, our BLA for elegrobart and/or its marketing approval may be significantly delayed or abandoned.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Following the reopening of the U.S. government on November 12, 2025, there was a backlog of regulatory submissions which could delay the ability of the FDA to review our regulatory submissions. Any such delays could have a material adverse effect on our business, such as delaying the FDA’s review and oversight of our product candidates and impact FDA’s ability to provide timely feedback on our development programs, including through Type C or Type D meetings or informal interactions. Additionally, reductions in workforce or other disruptions to the agency, particularly in the review or inspection divisions, could extend BLA review timelines, including for our BLA for veligrotug, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory, or policy changes regarding the standards or processes for approving our product candidates that we may be unable to satisfy.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and earlier clinical trials, or modeling based on these studies, of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. In addition, from time to time, we may publicly disclose interim, topline, or preliminary data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available. The interim, topline, or preliminary results that we report may differ from final results upon study completion, or different conclusions or considerations may qualify such results.
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
From time to time, we publish preliminary data from our clinical trials. In December 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of elegrobart as our lead subcutaneous product candidate for TED. In September 2024, we announced topline data from the phase 3 THRIVE-1 trial of veligrotug in patients with active TED, in which veligrotug achieved a 70% proptosis responder rate at week 15. In March 2026, we announced topline data from the phase 3 REVEAL-1 trial of elegrobart in patients with active TED and in May 2026, we announced topline data from the phase 3 REVEAL-2 trial of elegrobart in patients with chronic TED. In the REVEAL-1 trial, elegrobart dosed every four weeks and every eight weeks achieved clinically meaningful 54% and 63% proptosis responder rate versus 18% placebo at week 24. In the REVEAL-2 trial, elegrobart dosed every four weeks and every eight weeks achieved clinically meaningful 50% and 54% proptosis responder rate versus 15% placebo at week 24.

Based on the comparable pharmacology of elegrobart to veligrotug, we believe elegrobart has the potential to maintain the clinical response of veligrotug by delivering a clinical benefit while significantly increasing patient convenience. However, we are conducting a global pivotal program for elegrobart in patients with TED, and the final results of any clinical trials conducted in TED patients with elegrobart may not demonstrate safety or efficacy comparable to veligrotug or at all.
In March 2026, we announced topline data from the phase 3 REVEAL-1 trial of elegrobart in patients with active TED and in May 2026, we announced topline data from the phase 3 REVEAL-2 trial of elegrobart in patients with chronic TED. This data may not be fully reflective of the final results for these trials. If final results from these trials are not positive or favorable, it could negatively impact or alter the development of veligrotug or elegrobart and could materially harm our business prospects. If clinical data from the veligrotug trials are not positive or favorable, it could negatively impact or alter the development of elegrobart and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our elegrobart product candidate could negatively impact veligrotug and could materially harm our business prospects.
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
Our product candidates may demonstrate inferior efficacy and safety profiles as compared to currently approved drugs, or product candidates currently in development by our competitors. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective, or less costly than our product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. Our competitors may also adopt a similar licensing and development strategy as ours with regard to the development of an existing IGF-1R monoclonal antibody for the treatment of TED. If any competitor was able to effect this strategy in a more efficient manner, there may be less demand for our product candidates, if any are approved.
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
•an inability to hire and retain an adequate number of effective commercial personnel;
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
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of all of the product candidates in our pipeline, including those in nonclinical and early clinical research, and our current cost to manufacture our drug products may not be commercially feasible. Additionally, the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•We may be unable to identify additional manufacturers of our product candidates, including combination product candidates, on acceptable terms or at all.
•Our third-party manufacturers might be unable to timely formulate and manufacture our products or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
If it becomes necessary to shift our operations away from reliance upon WuXi or other non-U.S. based CROs and CDMOs, we will need to find suitable replacements for their services. We may encounter significant difficulty in finding suitable replacement partners and vendors, difficulties in transferring our programs or processes from one CRO or CDMO to another, and such parties may have limited capacity due to the influx of demand from other companies, including other biotechnology and biopharmaceutical companies in a position similar to ours. Inability to find suitable replacements for these necessary services could increase the cost or reduce or eliminate the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.
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
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our ability to obtain regulatory exclusivity and our and our licensors’ ability to maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technologies and product candidates. Regulatory exclusivity rules may be amended by legislative action, such as through the recently adopted “Pharma Package” in the EU in December 2025.
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
Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new post-grant review procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these procedures is a process known as Inter Partes Review, which has been generally used by many third parties since the enactment of the Leahy-Smith Act to render patents unpatentable. These post-grant review procedures are and continue to be an evolving and developing area of law.
Geopolitical actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in

Russia. If such an event were to occur, it could have a material impact on our business prospects in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, operations and prospects may be adversely affected.
In addition, a European Unified Patent Court (“UPC”) came into force on June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. A revocation of any European patents and applications that we may own now or license or obtain in the future could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We may decide to opt out from the UPC for any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we are able to or decide to opt out of the UPC.
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
Our commercial success depends in part on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technology without infringing the intellectual property or other exclusive rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist or may be filed in the area of our product candidates. From time to time, we may also monitor these patents and patent applications. For example, we are aware of and monitoring certain patent applications in which third-parties are seeking to obtain patent claims related to our product candidates for treating TED, including a recently granted patent relating to methods of treating TED. We are also aware of and monitoring certain third-party patent families, some of which include granted patents, that could be relevant to product candidates in our FcRn inhibitor portfolio. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such third-party patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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
The Biologics Price Competition and Innovation Act of 2010 (the “BPCIA”) was enacted as part of the Affordable Care Act of 2010 (the “ACA”) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
In the U.S., there have been and continue to be a number of executive, legislative, and regulatory initiatives to contain healthcare costs and reexamine drug pricing and payment models. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries, and proposed and enacted federal and state legislation and executive initiatives designed to, among other things, bring more transparency to product pricing, and reform government program reimbursement methodologies for products. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. In 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes included caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Legal challenges to the IRA have been initiated and some remain underway.
Drug pricing and payment is a current focus of significant activity. In 2025, President Trump issued two Executive Orders with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs; facilitating drug importation; and identifying most-favored-nation target pricing for prescription drugs and making such pricing available to government health benefit programs and patients. In the wake of these Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels was launched in February 2026. Federal agencies are developing new Medicare and Medicaid drug pricing pilot programs. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge. There have also been other reform efforts affecting access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. There is uncertainty regarding the nature or impact of any drug, broader healthcare, or other reform implemented at the federal or state level, and the extent to which any such action will be subject to legal challenges, including litigation, or other challenges. It is unclear how any such healthcare reform measures will impact our business. Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our products, our revenues, and our ability to achieve or maintain profitability.
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
We intend to participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program, the VA Federal Supply Schedule pricing program, the Tricare Retail Pharmacy Program, and particular other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. These programs may require participating drug manufacturers to report product and pricing data that determine the discounts and/or rebates available through them. Pricing and rebate calculations vary across such products and programs, are complex, and are often subject to interpretation by the government, which interpretation can change and evolve over time. If we become aware of an inaccuracy in our reported product or pricing data, we are generally obligated to resubmit our reporting and correct the federal program discounts and/or rebates accordingly. Any determination by governmental agencies that we have failed to comply with our reporting and payment obligations could subject us to penalties and sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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
Our use of artificial intelligence (“AI”) or other emerging technologies could adversely impact our business and financial results.
Some of our employees and our third-party vendors and service providers utilize AI and other emerging technologies in various facets of their responsibilities. The rapid advancement of these technologies entails risks, including that use of AI could make it more difficult for us to maintain confidential information if our employees, vendors or service providers share our confidential information with AI programs.
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
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities, including the EU, the SEC and the FTC. Several jurisdictions have also passed, or are considering, new laws and regulations relating to the use of AI. For example, in 2024, the EU adopted the EU AI Act, Colorado adopted the Consumer Protections for Artificial Intelligence Act and California has amended the California Consumer Privacy Act. While these new laws have not yet impacted our use of AI, the future impact on us of these or other new laws or regulations is uncertain. Any failure by us to comply with current, new and proposed AI-related laws and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. We may not be able to adequately anticipate or respond to new laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, increased trade tariffs and trade disputes with other countries, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, and the potential for increased U.S. trade tariffs and trade disputes with other countries may increase economic uncertainty, increase operating costs, and affect consumer spending. Similarly, the ongoing global military conflicts have created, or may create, significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our clinical trials, our business and the third parties on whom we rely.
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
In addition, the Certificate of Designation of our Series A convertible preferred stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A convertible preferred stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A convertible preferred stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A convertible preferred stock. As of March 31, 2026, a majority of the then outstanding shares of Series A convertible preferred stock was held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

VIRIDIAN THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)