Form 10-Q
period 2026-06-30
Viridian Therapeutics, Inc.\DE
filed 2026-08-06
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 3, 2026, there were 113,292,269 shares of the registrant’s common stock outstanding.

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
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product and product candidates, including our belief that veligrotug, trade name Lumvoa™ (veligrotug-vvze), provides a compelling new treatment option for thyroid eye disease (“TED”) patients in the U.S.;
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials;
•the timing or likelihood of regulatory filings and approvals, including the potential approval of the Marketing Authorization Application (“MAA”) for veligrotug submitted to the European Medicines Agency (“EMA”) in January 2026, our potential submission of an investigational new drug application (“IND”) for our anti-thyroid stimulating hormone receptor (“TSHR”) candidate in the fourth quarter of 2026, and our potential submission of a biologics license application (“BLA”) for elegrobart in the first quarter of 2027;
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

•potential market sizes and market opportunities, including the rate and degree of market acceptance and clinical utility for veligrotug and our product candidates;
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
•our estimates regarding expenses, future revenue, capital requirements and our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates; and
•our expectations regarding the ability of our existing cash, cash equivalents, potential near-term milestone payments, and anticipated commercial revenues, from veligrotug and elegrobart, if approved, to fund our future anticipated operating expenses and capital expenditure requirements.
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
•Prior to marketing approval of veligrotug in June 2026 and through June 30, 2026, we had not generated revenue from product sales and may never be profitable.
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
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may be unable to obtain approval for our product candidates or approval may be delayed due to factors beyond our control, including as a result of disruptions at the U.S. Food and Drug Administration (“FDA”) and other agencies caused by shutdowns, funding shortages, and policies pursued by the current U.S. administration. Failure to obtain regulatory approval for our product candidates would have a material adverse effect upon our business and business prospects.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability, or result in significant negative consequences following marketing approval, if any.
•We are heavily dependent on the success of product candidates in clinical development. Some of our product candidates have produced results only in nonclinical settings, or for other indications than those for which we contemplate conducting development and seeking FDA or other regulatory approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results.
•If we are unable to maintain commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell veligrotug or our product candidates, we may be unable to generate any revenue.
•We face substantial competition and our competitors may discover, develop, or commercialize products faster or more successfully than us.
•We rely on third parties to conduct our nonclinical development activities and clinical trials, manufacture our commercial product and product candidates, and perform other services. If these third parties do not successfully perform and/or comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or maintain our commercial operations and our business could be substantially harmed.
•We are subject to ongoing regulatory oversight. We may incur significant liability if enforcement authorities allege or determine that we have not complied with regulatory requirements.

•The market may not be receptive to veligrotug or other product candidates we may develop in the future upon their commercial introduction and we may not be able to sell our product candidates and be unable to generate any revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$164,986	$212,382
Marketable securities	816,544	662,270
Other receivable	75,000	—
Prepaid expenses and other current assets	24,740	19,581
Total current assets	1,081,270	894,233
Property and equipment, net	2,765	1,228
Operating lease right-of-use asset	2,085	2,421
Intangible asset, net	10,000	—
Other assets	1,113	1,536
Total assets	$1,097,233	$899,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,652	$8,683
Accrued liabilities	55,142	62,013
Total current liabilities	63,794	70,696
Long-term debt, net	—	49,940
Derivative liability	13,690	20,030
Liability related to the sale of future revenue, net	113,642	34,244
Convertible notes, net	242,159	—
Other liabilities	1,851	2,341
Total liabilities	435,136	177,251
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 133,191 and 134,864 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	60,432	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 48,463 and 79,620 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	37,592	70,868
Common stock, $0.01 par value; 200,000,000 shares authorized; 113,238,218 and 101,826,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,132	1,018
Additional paid-in capital	2,134,572	1,927,104
Accumulated other comprehensive income (loss)	(1,153)	447
Accumulated deficit	(1,570,478)	(1,338,458)
Total stockholders’ equity	662,097	722,167
Total liabilities and stockholders’ equity	$1,097,233	$899,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License revenue	$233	$—	$239	$—
Collaboration revenue - related parties	51	75	186	147
Total revenues	284	75	425	147

Operating expenses:
Research and development (1)	71,577	86,626	149,208	163,461
Selling, general and administrative	54,975	20,216	93,654	37,319
Total operating expenses	126,552	106,842	242,862	200,780
Loss from operations	(126,268)	(106,767)	(242,437)	(200,633)
Other income (expense), net:
Interest income	8,490	6,546	16,362	14,086
Interest expense	(8,307)	(514)	(11,769)	(1,100)
Change in fair value of derivative liability	(1,190)	—	6,340	—
Other income (expense), net	156	—	(516)	—
Total other income (expense), net	(851)	6,032	10,417	12,986
Net loss	$(127,119)	$(100,735)	$(232,020)	$(187,647)

Net loss per share, basic and diluted, common stock	$(1.05)	$(1.00)	$(1.95)	$(1.87)
Weighted-average common shares outstanding, basic and diluted	107,884,104	81,593,463	105,063,550	81,471,496

Net loss per share, basic and diluted, Series A convertible preferred stock	$(69.72)	$(66.99)	$(129.94)	$(124.93)
Weighted-average Series A convertible preferred shares outstanding, basic and diluted	134,754	134,864	134,809	134,864

Net loss per share, basic and diluted, Series B convertible preferred stock	$(69.72)	$(66.98)	$(129.94)	$(124.93)
Weighted-average Series B convertible preferred shares outstanding, basic and diluted	70,270	145,160	74,920	145,160

Comprehensive loss:
Net loss	$(127,119)	$(100,735)	$(232,020)	$(187,647)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(598)	(176)	(1,606)	79
Foreign currency translation adjustment	3	—	6	—
Total other comprehensive income (loss)	(595)	(176)	(1,600)	79
Comprehensive loss	$(127,714)	$(100,911)	$(233,620)	$(187,568)

(1) Includes related party amount of $0 and $1,500 and for the three and six months ended June 30, 2026, respectively, and $0 and $4,528 for the three and six months ended June 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	134,864	$61,188	79,620	$70,868	101,826,500	$1,018	$1,927,104	$447	$(1,338,458)	$722,167
Issuance of common stock upon exercises of stock options	—	—	—	—	424,648	5	6,352	—	—	6,357
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	206,946	2	(2)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	13,390	—	—	13,390
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,008)	—	(1,008)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(104,901)	(104,901)
Balance as of March 31, 2026	134,864	$61,188	79,620	$70,868	102,458,094	$1,025	$1,946,844	$(558)	$(1,443,359)	$636,008
Issuance of common stock upon conversion of convertible preferred stock	(1,673)	(756)	(31,157)	(33,276)	2,188,771	22	34,010	—	—	—
Issuance of common stock in an underwritten offering, net of issuance costs of $8,778	—	—	—	—	8,455,883	85	134,887	—	—	134,972
Issuance of common stock upon exercises of stock options	—	—	—	—	41,646	—	577	—	—	577
Issuance of common stock under employee stock purchase plan	—	—	—	—	92,842	—	1,270	—	—	1,270
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	982	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	16,984	—	—	16,984
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(598)	—	(598)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(127,119)	(127,119)
Balance as of June 30, 2026	133,191	$60,432	48,463	$37,592	113,238,218	$1,132	$2,134,572	$(1,153)	$(1,570,478)	$662,097

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

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(232,020)	$(187,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	30,374	21,064
Non-cash interest expense	4,882	206
Depreciation and amortization	238	230
Accretion and amortization of available-for-sale securities	(3,308)	(3,872)
Non-cash lease expense	(28)	(17)
Change in fair value of derivative liability	(6,340)	—
Loss on extinguishment of debt	4,449	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,736)	5,479
Accounts payable	(574)	6,396
Accrued and other liabilities	(17,573)	(9,721)
Other liabilities	(342)	(144)
Net cash used in operating activities	(224,978)	(168,026)
Cash flows from investing activities:
Purchases of marketable securities	(469,975)	(126,998)
Maturities of marketable securities	317,408	302,906
Purchase of property and equipment	(1,329)	(128)
Net cash provided by (used in) investing activities	(153,896)	175,780
Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	—
Proceeds from the issuance of common stock in offerings	143,750	—
Proceeds from sale of common stock in at-the-market offerings	—	4,944
Payments of issuance costs associated with the sale of common stock	(8,270)	(207)
Payments of issuance costs associated with the sale of convertible notes	(7,506)	—
Prepayment of long-term debt	(54,700)	—
Proceeds from the exercise of warrants	—	1,618
Proceeds from issuance of common stock upon exercises of stock options	6,934	3,060
Proceeds from issuance of common stock under employee stock purchase plan	1,270	561
Net cash provided by financing activities	331,478	9,976
Net increase (decrease) in cash and cash equivalents	(47,396)	17,730
Cash and cash equivalents at beginning of period	212,382	99,594
Cash and cash equivalents at end of period	$164,986	$117,324

Supplemental disclosure of cash flow information
Cash paid for interest	$2,227	$905
Issuance of common stock upon the conversion of convertible preferred stock	$34,032	$—
Purchase of property and equipment included in accounts payable and accrued liabilities	$446	$—
Deferred issuance costs included in accounts payable and accrued liabilities	$1,016	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Viridian Therapeutics, Inc., a Delaware corporation (the “Company” or “Viridian”), is a biopharmaceutical company focused on discovering, developing and commercializing potentially best-in-class medicines for autoimmune and rare diseases. The Company commercializes veligrotug, trade name Lumvoa™ (veligrotug-vvze), for thyroid eye disease (“TED”). Veligrotug was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of TED in June 2026 and is a differentiated monoclonal antibody targeting insulin-like growth factor-1 receptor (“IGF-1R”), a clinically and commercially validated target for the treatment of TED. The Company’s second product candidate for TED, elegrobart, is an extended half-life monoclonal antibody with the same binding domains as veligrotug and designed to be subcutaneously administered via a convenient, low-volume autoinjector. TED is a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. Viridian additionally announced a program targeting the thyroid stimulating hormone receptor (“TSHR”) in January 2026 that has the potential to be developed for the treatment of TED and Graves’ disease.

In addition to developing and commercializing therapies for TED, the Company is also developing a portfolio of engineered anti-neonatal Fc receptor (“FcRn”) inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a significant commercial market opportunity.

Liquidity and Capital Resources
The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 of $981.5 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.
The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, Series A convertible preferred stock, Series B convertible preferred stock, and other equity securities, debt financings, and license fees and reimbursements received under collaboration agreements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $1,570.5 million. Prior to the approval of veligrotug in June 2026 and through June 30, 2026, the Company had not generated any revenue from product sales. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from selling, general and administrative costs associated with its operations. In addition, the Company may continue to incur additional operating losses as a result of planned expenditures for research and development activities, its drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial and compliance capabilities.
The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever achieve profitability, or if achieved, that profitability will be sustained on a continuing basis. In addition, the Company’s nonclinical and clinical development activities, manufacturing activities, and commercialization activities for the Company’s product candidates, if approved, may require significant additional capital. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to develop its product candidates. Changing circumstances may cause the Company to consume capital significantly faster or slower than currently anticipated. If the Company is unable to acquire additional capital or resources, it will be required to modify its operational plans. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “2025 Annual Report”). The Company’s management performed an evaluation of its activities through the date of filing of these unaudited condensed consolidated financial statements and concluded that there are no subsequent events requiring disclosure.
Unaudited Interim Condensed Consolidated Financial Information
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other future period.
During the six months ended June 30, 2026, there have been no changes to the Company’s significant accounting policies as described in the 2025 Annual Report.
Milestone and Royalty Payments Under In-licensing and Other Research & Development Agreements
Under the Company’s in-licensing and other research and development agreements, the Company could be required to pay development, regulatory, and sales-based milestone payments if certain substantive milestones are met. The Company generally expenses development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, the Company capitalizes the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on the Company’s estimated projected cash flows and if the asset has an alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis. The Company assesses the carrying value of its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.
The Company could also be required to pay royalties based on actual net sales under in-licensing agreements. Such royalties are expensed in the period of sale of the product.

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
3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
The Company’s marketable securities consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. treasury securities	$322,051	$—	$(608)	$321,443
Corporate paper and bonds	495,648	7	(554)	495,101
Total	$817,699	$7	$(1,162)	$816,544

December 31, 2025
U.S. treasury securities	$223,526	$254	$(9)	$223,771
Corporate paper and bonds	438,297	241	(39)	438,499
Total	$661,823	$495	$(48)	$662,270

As of June 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available-for-sale securities during the three and six months ended June 30, 2026 and 2025. The Company did not have any sales of marketable securities during the three and six months ended June 30, 2026 and 2025. The contractual maturity dates of the Company’s investments are all less than 36 months. While the Company may hold securities with stated maturities greater than one year, all available-for-sale securities are considered available to support current operations, and thus are classified as current assets.

Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Assets:
Cash equivalents:
Money market funds	$130,209	$—	$—	$130,209
Corporate paper and bonds	—	22,605	—	22,605
Marketable securities:
U.S. treasury securities	—	321,443	—	321,443
Corporate paper and bonds	—	495,101	—	495,101
Total cash equivalents and marketable securities	$130,209	$839,149	$—	$969,358

Liabilities:
Derivative liability	$—	$—	$13,690	$13,690
Total liabilities	$—	$—	$13,690	$13,690

December 31, 2025
Assets:
Cash equivalents:
Money market funds	$191,308	$—	$—	$191,308
Corporate paper and bonds	—	14,624	—	14,624
Marketable securities:
U.S. agency and treasury securities	—	223,771	—	223,771
Corporate paper and bonds	—	438,499	—	438,499
Total cash equivalents and marketable securities	$191,308	$676,894	$—	$868,202

Liabilities:
Derivative liability	$—	$—	$20,030	$20,030
Total liabilities	$—	$—	$20,030	$20,030
The fair value of the Company’s Level 1 cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of securities with original maturities of three months or less and 36 months or less, respectively, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2026 and 2025. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three and six months ended June 30, 2026 and 2025.
For information on the fair value of the derivative liability, see Note 7, Purchase and Sale of the Revenue Participation Right.
The Company believes the terms of its liability related to the sale of future revenue, net, which was entered into in October 2025, reflects current market conditions for instruments with similar terms and maturity, therefore, the carrying value approximates its fair value based on Level 3 of the fair value hierarchy.

4. INTANGIBLE ASSET, NET
As a result of the approval of veligrotug by the FDA in June 2026, the Company was required to pay AbbVie, Inc. (formerly ImmunoGen, Inc., “ImmunoGen”) a milestone payment of $10.0 million (see Note 8, Collaborations and License Agreements). The gross carrying amount of the intangible asset is $10.0 million, which is being amortized over approximately 12 years from the approval date. The amount is also included in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2026. The estimated future amortization expense as of June 30, 2026 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(in thousands)
2026 (remaining)	$417
2027	833
2028	833
2029	833
2030	833
Thereafter	6,251
Total	$10,000
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Accrued compensation and related benefits	$14,170	$19,657
Accrued outsourced manufacturing	12,624	15,987
Accrued milestone payment	10,000	10,000
Accrued professional fees	9,439	3,827
Accrued outsourced clinical and nonclinical studies	6,619	8,595
Operating lease liabilities, short-term	722	753
Accrued interest payable	595	385
Other accrued liabilities	792	2,442
Deferred revenue, current - related party	181	367
Total accrued liabilities	$55,142	$62,013

6. DEBT
Convertible Notes
In May 2026, the Company completed a public offering of $250.0 million aggregate principal amount of its 1.75% convertible senior notes due 2032 (the “Notes”), including the exercise in full of the underwriters’ option to purchase up to an additional $25.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 11, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee.
The Notes are general, unsecured, senior obligations of the Company. The Notes will accrue interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026, at a rate equal to 1.75% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the Indenture. The Notes will mature on May 15, 2032, unless earlier converted, redeemed or repurchased by the Company.
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per share of the Company’s common stock, $0.01 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; (4) if the Company calls such Notes for redemption; and (5) at any time from, and including, February 15, 2032 until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 40.5680 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $24.65 per share, and is subject to adjustment as described in the Indenture.
The Notes are not redeemable prior to May 20, 2030. On or after May 20, 2030, the Company may redeem the Notes for cash (subject to certain limitations set forth in the Indenture) if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

As of June 30, 2026, the Notes are classified as a long-term liability on the condensed consolidated balance sheets and presented net of unamortized debt discount and issuance costs of $7.8 million. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of June 30, 2026, the effective interest rate of the Notes is 2.32%.

The outstanding balance of the Notes as of June 30, 2026 consisted of the following:

June 30, 2026
(in thousands)
Principal amount	$250,000
Unamortized debt discount and issuance costs	(7,841)
Convertible notes, net	$242,159

As of June 30, 2026, the estimated fair value of the Notes was approximately $271.1 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

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
In May 2026, using proceeds received from the issuance of the Notes described above, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan and Security Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of $55.1 million (the “Payoff Amount”) to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Loan and Security Agreement and related loan documents (collectively, the “Hercules Facility”), in repayment of the Company’s outstanding obligations and thereby terminated the Hercules Facility. The Company recorded a loss on extinguishment of debt of $4.1 million under "Other Income (Expense), net" in the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 related to the write-off of the remaining balance of unamortized debt discount. Upon receipt by Hercules of the Payoff Amount on May 27, 2026, all obligations, covenants, debts and liabilities of the Company under the Hercules Facility were satisfied and discharged in full, and the Hercules Facility was terminated.

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
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, the Company recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. Following the FDA approval of veligrotug in June 2026, the Company became entitled to receive a $75.0 million milestone payment pursuant to the DRI Purchase and Sale Agreement. Accordingly, the Company recognized a receivable of $75.0 million, which is included in “Other receivables” in the condensed consolidated balance sheet as of June 30, 2026. The milestone payment was subsequently received in July 2026. The Company accrued $2.6 million and $4.4 million in interest expense during the three and six months ended June 30, 2026. As of June 30, 2026, no payments of Net Sales Royalties to DRI have been made or accrued. As of June 30, 2026, the net carrying amount of the liability related to the sale of future revenue was $113.6 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.4% as of June 30, 2026. During the first quarter of 2026, the Company did not achieve certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials and therefore is not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
The following table summarizes the activity of the liability related to the sale of future revenue for the six months ended June 30, 2026 (in thousands):

Carrying value as of December 31, 2025	$34,244
Milestone achieved	75,000
Interest expense	4,398
Carrying value as of June 30, 2026	$113,642
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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 15.7% and 11.5% as of June 30, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of June 30, 2026, the fair value of the derivative liability was $13.7 million resulting in recognition of a decrease in fair value of $6.3 million during the six months ended June 30, 2026.
The following table presents the activity of the derivative liability for the six months ended June 30, 2026 (in thousands):

Carrying value as of December 31, 2025	$20,030
Change in fair value	(6,340)
Carrying value as of June 30, 2026	$13,690
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
During the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively, of collaboration revenue related to the Zenas Agreements, Side Agreement and MTA. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.1 million, respectively, of collaboration revenue related to the Zenas Agreements, Side Agreement and MTA.
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
During the three and six months ended June 30, 2026, the Company recorded $0.0 million and $1.5 million, respectively, in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”), of which $0.5 million remained unpaid as of June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded $0.0 million and $4.5 million, respectively, in research and development costs related to the Paragon Agreements.
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
License Agreement with ImmunoGen, Inc.
In October 2020, the Company entered into a license agreement (the “ImmunoGen License Agreement”) with Immunogen, under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition.
Following the FDA’s approval of veligrotug in June 2026, the Company incurred a $10.0 million milestone payment obligation pursuant to the ImmunoGen License Agreement, which was not paid prior to June 30, 2026. Accordingly, the Company recognized a corresponding liability of $10.0 million, which is included in “Accrued liabilities” in the condensed consolidated balance sheet as of June 30, 2026.
For both the three and six months ended June 30, 2026, a $10.0 million milestone was met pursuant to the ImmunoGen License Agreement. For both the three and six months ended June 30, 2025, there were no milestones met pursuant to the ImmunoGen License Agreement.
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
The Company is obligated to make certain future milestone payments of up to $49.0 million upon the achievement of specified development, clinical and regulatory milestones. Additionally, if the Company is successful in commercializing any product candidate subject to the Enable License Agreement, the Company is obligated to make certain commercial milestone payments of up to $150.0 million and royalty payments equal to a percentage in the mid-single digits. In July 2026, a $5.0 million milestone was met under the Enable License Agreement.
9. COMMITMENTS AND CONTINGENCIES
Manufacturing Agreement
In May 2026, the Company entered into a commercial manufacturing services agreement with WuXi Biologics (Hong Kong) Limited (“WuXi”), for the non-exclusive commercial manufacture of the Company’s veligrotug drug substance and drug product (the “WuXi Commercial Supply Agreement”). The WuXi Commercial Supply Agreement has an initial five-year term and automatically renews for successive five-year periods unless either party provides written notice of non-renewal at least two years prior to the expiration of the then-current term.
Under the WuXi Commercial Supply Agreement, each month the Company is required to provide WuXi with a rolling forecast schedule detailing batch volume requirements for veligrotug drug substance and drug product. The volume requirements are binding for a period of twelve months with respect to drug substance and nine months with respect to drug product. In addition to service fees, the Company is required to pay variable pass-through costs based on costs incurred by WuXi to procure materials in connection with the manufacturing services. As of June 30, 2026, the Company had outstanding non-cancelable purchase commitments of approximately $14.1 million under the agreement.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations (“CROs”), business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2026 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Payments Upon Termination
The Company enters into contracts in the normal course of business with CROs, contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company's service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.
10. CAPITAL STOCK
Public Offering
In May 2026, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC and Goldman Sachs & Co. LLC, relating to the offer and sale of 8,455,883 shares of the Company’s common stock, which included 1,102,941 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $17.00 per share. The aggregate gross proceeds to the Company were approximately $143.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
ATM Agreement
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,318,942	—
2020 Plan	—	40,459	—
2016 Plan	1,832,304	9,250,029	6,315,210
Total	1,832,304	16,609,430	6,315,210
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a two or four-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	1,064,375	$15.51
Granted	1,008,950	$27.46
Vested	(207,928)	$15.06
Forfeited	(33,093)	$20.85
Outstanding at June 30, 2026	1,832,304	$22.04
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	14,468,627	$16.82	8.40	$209,090
Granted	3,285,200	$29.15
Exercised	(466,294)	$14.88
Forfeited	(443,024)	$17.69
Expired	(235,079)	$31.81
Outstanding as of June 30, 2026	16,609,430	$19.08	8.30	$43,021
Exercisable as of June 30, 2026	6,371,180	$17.24	7.50	$20,143
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $6.8 million and $1.2 million, respectively. The total fair value of options vested during the six months ended June 30, 2026 and 2025 was $24.3 million and $22.0 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the six months ended June 30, 2026 and 2025 was $2.4 million and $0.2 million, respectively.
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

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $17.29 and $10.34, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	4.96	4.96
Expected volatility	68.4%	84.9%
Risk-free interest rate	3.7%	4.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$29.15	$15.00
Employee Stock Purchase Plan
In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”). The 2025 ESPP allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price on the first day of the offering period or (ii) the closing price on the purchase date. As of June 30, 2026, the Company had 1,907,158 shares available for issuance. There were 92,842 shares issued as of June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, in related stock-based compensation expense.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the 2025 ESPP for the purchase periods active during each respective period is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$7,336	$5,173	$13,170	$10,921
Selling, general and administrative	9,648	5,671	17,204	10,143
Total share-based compensation expense	$16,984	$10,844	$30,374	$21,064
As of June 30, 2026, the Company had $127.2 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.86 years. As of June 30, 2026, the Company had $34.9 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.31 years.
12. NET LOSS PER SHARE
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(9,395)	$(4,899)	$(112,824)	$(17,517)	$(9,735)	$(204,768)
Denominator
Weighted-average shares outstanding	134,754	70,270	107,884,104	134,809	74,920	105,063,550
Net loss per share, basic and diluted	$(69.72)	$(69.72)	$(1.05)	$(129.94)	$(129.94)	$(1.95)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(9,034)	$(9,723)	$(81,978)	$(16,848)	$(18,135)	$(152,664)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,593,463	134,864	145,160	81,471,496
Net loss per share, basic and diluted	$(66.99)	$(66.98)	$(1.00)	$(124.93)	$(124.93)	$(1.87)
There are no potentially dilutive securities to Series A convertible preferred stock or Series B convertible preferred stock. Potentially dilutive securities to the common stock include the following:

	June 30,
	2026	2025
Series A convertible preferred stock, as converted to shares of common stock	8,879,843	8,991,383
Series B convertible preferred stock, as converted to shares of common stock	3,231,031	9,677,817
Options to purchase common stock	16,609,430	13,901,472
Warrants to purchase common stock	29,446	29,446
Convertible notes, as converted to shares of common stock	14,705,875	—
Restricted stock units	1,832,304	1,108,292
Total	45,287,929	33,708,410
13. SEGMENT INFORMATION
The Company manages its operations as one operating segment, focused on discovering, developing and commercializing potential best-in-class medicines for autoimmune and rare diseases. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Operating expenses are used to monitor budget versus actual results. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets.” All tangible assets are physically located within the United States. Segment asset information is not used by the CODM to allocate resources.

Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Segment research and development expense (a)	$64,189	$81,401	$135,933	$152,439
Segment selling, general and administrative expense (a)	45,262	14,483	76,317	27,047
Share-based compensation expense (see Note 11)	16,984	10,844	30,374	21,064
Total operating expenses, excluding depreciation expense	126,435	106,728	242,624	200,550
License revenue	180	—	186	—
Other items (b)	504	(5,993)	(10,790)	(12,903)
Consolidated net loss	$127,119	$100,735	$232,020	$187,647
(a) Share-based payment expense of $7,336 and $5,173 related to research and development and $9,648 and $5,671 related to selling, general and administrative have been excluded for the three months ended June 30, 2026 and 2025, respectively, and included within share-based compensation expense. Share-based payment expense of $13,170 and $10,921 related to research and development and $17,204 and $10,143 related to selling, general and administrative have been excluded for the six months ended June 30, 2026 and 2025, respectively, and included within share-based compensation expense.
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
Overview and Recent Developments
We are a biopharmaceutical company focused on discovering, developing, and commercializing potentially best-in-class medicines for autoimmune and rare diseases. We target therapeutic areas in which current treatments leave room for improvements in efficacy, safety, and/or dosing convenience. We believe there is significant potential in these areas for better medicines that address unmet needs, improve outcomes, and expand treatment options for patients. We aim to develop differentiated, potential best-in-class medicines that could lead to improved patient outcomes, reduced side effects, improved quality of life, and expanded market access.

Our portfolio targets validated pathways and disease-driving mechanisms in autoimmune and rare diseases. These include our FDA-approved medicine veligrotug and product candidate elegrobart, both directed at IGF‑1R for the treatment of TED, our FcRn inhibitors with potential applications across multiple autoimmune disorders, and our TSHR inhibitor program with the potential to be developed for the treatment of TED and Graves’ disease. We develop therapeutics through internal research and discovery, as well as through in-licensing opportunities that align with our strategic focus. Our capabilities span protein and antibody discovery and engineering, biologics manufacturing, nonclinical and clinical development, commercial planning, and commercialization in these therapeutic areas.

In June 2026, the FDA approved veligrotug for the treatment of TED under Priority Review. In preparation for the veligrotug launch, we built the infrastructure we believe is required to support a successful transition to a commercial organization. This includes establishing our capabilities in sales and marketing, market access, patient services, and commercial operations functions, and expanding our medical, clinical, regulatory, quality, and supply chain and distribution capabilities. Following approval, we launched veligrotug in the United States under the trade name Lumvoa with commercial launch efforts focused on reaching target prescribers, enabling reliable access for patients, supporting physician offices and infusion centers, and engaging effectively with payors.

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

Development and Commercialization of IGF-1R Therapies to Treat Thyroid Eye Disease (TED)

We are developing and commercializing therapies for the treatment of TED, a serious and debilitating rare autoimmune disease that causes inflammation within the orbit of the eye that can cause bulging of the eyes, redness and swelling, double vision, pain, and potential blindness. TED significantly impacts quality of life, imposing a high burden on activities of daily living and mental health for patients suffering from the disease. TED is a progressive disease consisting of an initial active phase (“active TED”), followed by a transition to a secondary chronic phase (“chronic TED”).

In June 2026, the FDA approved veligrotug under Priority Review. Veligrotug provides a compelling new treatment option for TED in the U.S., in addition to the previously approved Tepezza® (teprotumumab), which is marketed in the United States by Amgen, Inc (“Amgen”).

The FDA approval of veligrotug was supported by our pivotal phase 3 clinical trials THRIVE and THRIVE-2, which evaluated veligrotug in active and chronic TED, respectively. Both the THRIVE and THRIVE-2 clinical trials met their respective primary and all secondary endpoints, consistently demonstrating statistically significant and clinically meaningful improvements at week 15 across all of the key signs and symptoms of TED. Across both clinical trials, patients received a 12-week course of veligrotug designed to reduce the burden of treatment. Veligrotug demonstrated a rapid onset of clinical benefit, with reductions in proptosis observed as early as three weeks. Veligrotug is the first approved product for TED to show a statistically significant effect in both diplopia response and complete resolution in active and chronic TED. Veligrotug was granted Breakthrough Therapy Designation and Priority Review by the FDA. In June 2026, the results from the THRIVE pivotal phase 3 clinical trial in active TED were published in Ophthalmology.

We have established commercial infrastructure to support the U.S. launch of veligrotug, including sales and marketing, market access, patient services, medical affairs, distribution, supply chain and commercial operations capabilities. Our launch priorities include driving awareness of veligrotug with key stakeholders, including core prescribers, payers, infusion centers, physician offices and patients, differentiating veligrotug through its clinical profile and treatment regimen, and supporting access through payer engagement and patient services. We also established ViridianCares™, a patient support program designed to support patients, physician offices, and infusion centers through the treatment journey for eligible patients.

We are also developing elegrobart, our subcutaneous anti-IGF-1R product candidate currently in pivotal clinical studies in TED, and designed to be administered via a simple autoinjector that patients can self-administer at home. In its phase 1 clinical study in healthy volunteers, elegrobart was shown to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Based on this data and the similarities between the veligrotug and elegrobart antibodies, we selected Q4W and Q8W dosing of elegrobart to advance to phase 3 pivotal studies. PK modeling showed Q4W and Q8W subcutaneous elegrobart dosing could achieve the range of modeled veligrotug exposures based on a two-infusion phase 2 TED study at 3 mg/kg and 10 mg/kg IV, once every three weeks. Both dosing regimens of veligrotug showed robust clinical activity. We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies are evaluating elegrobart administered subcutaneously every four weeks (“Q4W”) or every eight weeks (“Q8W”) and assessing outcomes versus placebo.

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

In addition to REVEAL-1 and REVEAL-2, to enable BLA submission for elegrobart, we are conducting a safety study with elegrobart to meet the 300-patient safety database requirement (to also include patients from the REVEAL-1 and REVEAL-2 trials). We enrolled 321 patients in this safety study, exceeding the target enrollment of 284 patients due to demand, and achieved primary study completion in April 2026. Additionally, we conducted an autoinjector study to enable launching elegrobart in an autoinjector device, if approved. We enrolled 87 patients in the autoinjector study, exceeding the target enrollment of 75 patients, and completed the study in May 2026.

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

Development of TSHR Inhibitors

In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We anticipate submitting an IND for this program in the fourth quarter of 2026. We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, we believe blocking TSHR could also be effective to treat Graves’ disease. Graves’ disease is an autoimmune disease in which autoantibodies form against TSHR, stimulating and activating the receptor. These TSH receptor antibodies can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine, and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism. Blocking TSHR activation through a TSHR antagonist represents a differentiated therapeutic approach aimed at targeting disease-driving mechanisms in TED and in Graves’ disease.

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
We expect that our research and development expenses could increase if we expand our clinical development programs and initiate new clinical trials. The process of conducting clinical trials and nonclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance collaborators, if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, nonclinical data, competition, manufacturability, and commercial viability of our product candidates.
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. We may need to secure additional capital and could seek additional strategic alliances in the future in order to advance the various clinical trials that are part of our clinical development programs described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, and severance and retention benefits related to our executive, commercial, finance, human resources, legal, business development, and other support functions, professional fees for auditing, tax, and legal services, market research and other professional and consulting fees required to prepare for and to support commercial activities, as well as insurance, board of director compensation, consulting, and other administrative expenses.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income, interest expense and various items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and marketable securities. Interest expense consists of cash and non-cash interest expense related to our DRI Purchase and Sale Agreement, Convertible Notes, and Hercules Loan and Security Agreement.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
License revenue	$233	$—	$233
Collaboration revenue - related parties	$51	$75	(24)
Research and development expenses	$(71,577)	$(86,626)	15,049
Selling, general and administrative expenses	$(54,975)	$(20,216)	(34,759)
Other income (expense), net	$(851)	$6,032	(6,883)
Net Loss	$(127,119)	$(100,735)	$(26,384)
Revenue
License revenue for the three months ended June 30, 2026 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue for both the three months ended June 30, 2026 and 2025 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
Direct research and development expenses
TED portfolio	$27,865	$47,542	$(19,677)
FcRn inhibitor portfolio	8,190	19,576	(11,386)
Other research programs and expenses	12,611	388	12,223
Unallocated expenses
Personnel-related (including share-based compensation)	22,151	16,358	5,793
Facility and other expenses	760	2,762	(2,002)
Total research and development expenses	$71,577	$86,626	$(15,049)
Direct costs related to the TED portfolio decreased by $19.7 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs due to the timing and stage of our phase 3 clinical trials for veligrotug.
Direct costs related to the FcRn inhibitor portfolio decreased by $11.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs.
Direct costs related to other nonclinical research and development increased by $12.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to an increase in nonclinical research and manufacturing associated costs to support the development of the TSHR program.

Personnel-related costs increased by $5.8 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to increased headcount required to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
Personnel-related (including share-based compensation)	$34,219	$11,226	$22,993
Legal, consulting and professional services	18,201	8,142	10,059
Facility and other expenses	2,555	848	1,707
Total selling, general and administrative expenses	$54,975	$20,216	34,759
Selling, general and administrative expenses were $55.0 million during the three months ended June 30, 2026, compared to $20.2 million during the three months ended June 30, 2025. The $34.8 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$23.0 million increase in personnel-related costs, primarily due to an increase in headcount to support preparatory commercial activities for veligrotug and our growing organization; and
•$10.1 million increase in legal services, market research and other professional and consulting fees primarily for preparatory commercial activities for veligrotug.
Other Income (Expense), net
Other income (expense), net was $(0.9) million during the three months ended June 30, 2026 compared to $6.0 million during the three months ended June 30, 2025 primarily comprised of the change in fair value in the derivative liability and interest expense related to our DRI Purchase and Sale Agreement, Convertible Notes, and Hercules Loan and Security Agreement, including the loss on extinguishment of debt, partially offset by interest income earned on marketable securities.
Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30, 2026		Change
	2026	2025
	(in thousands)
License revenue	$239	$—	$239
Collaboration revenue - related parties	$186	$147	39
Research and development expenses	$(149,208)	$(163,461)	14,253
Selling, general and administrative expenses	$(93,654)	$(37,319)	(56,335)
Other income, net	$10,417	$12,986	(2,569)
Net Loss	$(232,020)	$(187,647)	$(44,373)
Revenue
License revenue for the six months ended June 30, 2026 was attributable to the collaboration and license agreement with Kissei. Collaboration revenue for both the six months ended June 30, 2026 and 2025 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Research and Development Expenses

	Six Months Ended June 30, 2026		Change
	2026	2025
	(in thousands)
Direct research and development expenses
TED portfolio	$67,876	$94,536	$(26,660)
FcRn inhibitor portfolio	17,779	30,566	(12,787)
Other research programs and expenses	19,931	777	19,154
Unallocated expenses
Personnel-related (including share-based compensation)	42,087	32,824	9,263
Facility and other expenses	1,535	4,758	(3,223)
Total research and development expenses	$149,208	$163,461	$(14,253)
Direct costs related to the TED portfolio decreased by $26.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs due to timing and stage of our veligrotug phase 3 clinical trials that was partially offset by an increase of similar costs associated with elegrobart phase 3 clinical trial advancements.
Direct costs related to the FcRn inhibitor portfolio decreased by $12.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs for our FcRn inhibitor portfolio.
Direct costs related to other nonclinical research and development increased by $19.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to an increase in nonclinical research and manufacturing associated costs to support the development of the TSHR program.
Personnel-related costs increased by $9.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to increased headcount to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Six Months Ended June 30, 2026		Change
	2026	2025
	(in thousands)
Personnel-related (including share-based compensation)	$56,658	$20,904	$35,754
Legal, consulting and professional services	33,812	14,670	19,142
Facility and other expenses	3,184	1,745	1,439
Total selling, general and administrative expenses	$93,654	$37,319	56,335
Selling, general and administrative expenses were $93.7 million during the six months ended June 30, 2026, compared to $37.3 million during the six months ended June 30, 2025. The $56.3 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$35.8 million increase in personnel-related costs, primarily due to an increase in headcount to support preparatory commercial activities for veligrotug and our growing organization; and
•$19.1 million increase in legal, consulting and professional service fees primarily for preparatory commercial activities for veligrotug and other business activities.
Other Income, net
Other income, net was $10.4 million during the six months ended June 30, 2026 compared to $13.0 million during the six months ended June 30, 2025 primarily comprised of interest income earned on marketable securities and the change in fair value in the derivative liability, partially offset by interest expense related to our DRI Purchase and Sale Agreement, Convertible Notes, and Hercules Loan and Security Agreement, including the loss on extinguishment of debt.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A convertible preferred stock, our Series B convertible preferred stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. Prior to the approval of veligrotug in June 2026 and through June 30, 2026, the Company had not generated any revenue from product sales. Since our inception and through June 30, 2026, we have generated an accumulated deficit of $1,570.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
In addition, we may continue to incur additional operating losses as a result of planned expenditures for research and development activities, our drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial, and compliance capabilities. Our ability to generate revenues from sales of veligrotug, and from sales of elegrobart, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the timing or availability of additional funds under the DRI Purchase and Sale Agreement may be available to us. Our ability to achieve milestones under the DRI Purchase and Sale Agreement is subject to our achievement of certain regulatory and commercial milestones on or before certain dates or, for certain milestones, on mutual agreement of the applicable party.
As of June 30, 2026, we had $981.5 million in cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations to break even where our anticipated revenues fund our anticipated operating expenses.
Due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional capital earlier than we currently expect under our present business plans.
Convertible Notes
In May 2026, we completed a public offering of $250.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2032 (the “Notes”), including the exercise in full of the underwriters’ option to purchase up to an additional $25.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 11, 2026, between us and U.S. Bank Trust Company, National Association, as trustee.
The Notes are our general, unsecured, senior obligations. The Notes will accrue interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026, at a rate equal to 1.75% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to our failure to file certain reports with the SEC as provided in the Indenture. The Notes will mature on May 15, 2032, unless earlier converted, redeemed or repurchased by us.
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per share of our common stock, $0.01 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; (4) if we call such Notes for redemption; and (5) at any time from, and including, February 15, 2032 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 40.5680 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $24.65 per share, and is subject to adjustment as described in the Indenture.

The Notes are not redeemable prior to May 20, 2030. On or after May 20, 2030, we may redeem the Notes for cash (subject to certain limitations set forth in the Indenture) if the last reported sale price per share of the Common Stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice.

Public Offering
In May 2026, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC and Goldman Sachs & Co. LLC, relating to the offer and sale of 8,455,883 shares of our common stock, which included 1,102,941 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $17.00 per share. The aggregate gross proceeds to us were approximately $143.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
Loan and Security Agreement with Hercules Capital, Inc.
In April 2022, we entered into the Hercules Loan and Security Agreement, among the Company, certain of our subsidiaries from time to time party thereto (together with the Company, collectively, the “Borrower”), Hercules and certain other lenders party thereto (the “Lenders”). Under the Hercules Loan and Security Agreement, the Lenders provided us with access to a term loan with an aggregate principal amount of up to $75.0 million, in four tranches, including an initial tranche of $25.0 million. Upon signing the Hercules Loan and Security Agreement, we drew an initial principal amount of $5.0 million. Per the terms of the Hercules Loan and Security Agreement, we were originally obligated to make interest-only payments through April 1, 2024, which was extended to October 1, 2024 upon the achievement of a development milestone in August 2022.
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
In May 2026, using proceeds received from the issuance of the Notes described above, we entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan and Security Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, we paid a total of $55.1 million (the “Payoff Amount”) to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Loan and Security Agreement and related loan documents (collectively, the “Hercules Facility”), in repayment of the outstanding obligations and thereby terminated the Hercules Facility. We recorded a loss on extinguishment of debt of $4.1 million under "Other Income (Expense), net" in the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025 related to the write-off of the remaining balance of unamortized debt discount. Upon receipt by Hercules of the Payoff Amount on May 27, 2026, all obligations, covenants, debts and liabilities under the Hercules Facility were satisfied and discharged in full, and the Hercules Facility was terminated.
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
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, we recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. Following the FDA’s approval of veligrotug in June 2026, we became entitled to receive a $75.0 million milestone payment, and the Company recognized a receivable of $75.0 million, which is presented within “Other receivables” in the condensed consolidated balance sheet as of June 30, 2026. This $75.0 million milestone payment was received in July 2026. We accrued $2.6 million and $4.4 million in interest expense during the three and six months ended June 30, 2026. As of June 30, 2026, no payments of Net Sales Royalties to DRI have been made or accrued. As of June 30, 2026, the net carrying amount of the liability related to the sale of future revenue was $113.6 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.4% as of June 30, 2026. During the first quarter of 2026, we did not achieve certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials and therefore are not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 15.7% and 11.5% as of June 30, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of June 30, 2026, the fair value of the derivative liability was $13.7 million resulting in recognition of a decrease in the fair value of $6.3 million during the six months ended June 30, 2026.
ATM Agreement
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three and six months ended June 30, 2026 and 2025.
Summarized cash flows for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(224,978)	$(168,026)	$(56,952)
Investing activities	(153,896)	175,780	(329,676)
Financing activities	331,478	9,976	321,502
Net increase (decrease) in cash and cash equivalents	$(47,396)	$17,730	$(65,126)

Operating Activities
Net cash used in operating activities was $225.0 million for the six months ended June 30, 2026, and primarily consisted of a net loss of $232.0 million, adjusted for non-cash items of $30.3 million (primarily share-based compensation of $30.4 million), and changes in working capital of $23.2 million. The change in working capital was primarily related to a decrease of $17.6 million in accrued liabilities due to the timing of payments related to employee compensation and payments to vendors for ongoing clinical trial and manufacturing activities.
Net cash used in operating activities was $168.0 million for the six months ended June 30, 2025, and primarily consisted of a net loss of $187.6 million, adjusted for non-cash items of $17.6 million (primarily share-based compensation of $21.1 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $3.9 million) and changes in working capital of $2.0 million. The change in working capital was primarily related to a decrease of $5.5 million in prepaid expenses and other current assets, partially offset by a net decrease of $3.3 million in accounts payable and accrued and other liabilities due to the timing of payments related to employee compensation and payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash used by investing activities was $153.9 million during the six months ended June 30, 2026, and consisted primarily of net purchases of marketable securities.
Net cash provided by investing activities was $175.8 million during the six months ended June 30, 2025, and consisted primarily of $175.9 million in net maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $331.5 million during the six months ended June 30, 2026, and consisted of net proceeds from the sale of convertible notes of $242.5 million and net proceeds from the issuance of common stock of $135.5 million, offset by cash outflows related to the debt extinguishment of $54.7 million.
Net cash provided by financing activities was $10.0 million during the six months ended June 30, 2025, and consisted primarily of net proceeds of $4.7 million from the September 2022 ATM Agreement, as well as $3.1 million in proceeds from the exercise of stock options, $1.6 million in proceeds from the exercise of warrants, and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the six months ended June 30, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report on Form 10-K.
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
We are a commercial stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the six months ended June 30, 2026 and 2025, our net loss was $232.0 million and $187.6 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,570.5 million and cash, cash equivalents and marketable securities of $981.5 million.
We may need to secure substantial additional capital to continue to fund our operations in the future. The amount and timing of our future funding requirements will depend on many factors, including the pace, results and costs of our clinical development efforts, our ability to generate revenues from sales of veligrotug and, if elegrobart is approved, elegrobart, and macroeconomic conditions affecting our business and industry.
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
We have devoted substantially all of our financial resources to identifying, acquiring and developing our product candidates, including conducting clinical trials and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, convertible senior notes, the Hercules Loan and Security Agreement, the Kissei Agreement, and the DRI Purchase and Sale Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate product revenue and obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
Our future revenue will depend upon market acceptance and our ability to commercialize veligrotug, obtaining regulatory approval to market our additional product candidates, the size of any markets in which our product candidates may receive approval, and our ability to establish and maintain a commercial supply chain in each market, achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our current product and product candidates, including veligrotug, and additional products we may develop in the future. Additionally, patients and physicians may not use our products as intended, if approved, which could impact the pricing and reimbursement of our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the development of our product candidates;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of veligrotug and our product candidates or increase volumes manufactured by third parties;
•continue to advance our programs into large, expensive clinical trials;
•initiate additional nonclinical studies or clinical trials for our product candidates;
•seek regulatory and marketing approvals, pricing, and reimbursement for our product candidates;
•establish and maintain a sales, marketing, and supply chain and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
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
As of June 30, 2026, we had $981.5 million of cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report. We may need to secure additional capital to continue to fund our operations and service our obligations in the future. If we are unable to secure additional capital when needed, we will not be able to continue as a going concern.
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

Veligrotug is our only product approved for sale in the United States and prior to approval, we had not generated revenue from product sales. Accordingly, until we begin to generate sufficient revenue from sales of veligrotug or any other future products, if any of our product candidates are approved, we expect to rely primarily on equity and/or debt financings or other non-dilutive sources of capital to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our nonclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. For example, even if our clinical trials generate data that we view favorably, investors may not share our interpretation of these data, and we may be unable to raise additional funds. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.
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
Prior to marketing approval of veligrotug, we had not generated revenue from product sales and may never be profitable.
Veligrotug is our only product approved for sale and is approved in the United States only and prior to approval we had not generated revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, obtain the regulatory and marketing approvals, and build and maintain a commercial supply chain necessary to commercialize veligrotug or one or more of our product candidates in development. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:
•completing research and development of our product candidates;
•obtaining regulatory and marketing approvals for our product candidates;
•manufacturing veligrotug and product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for veligrotug or our product candidates, if approved;
•establishing and maintaining a commercial supply chain for our product candidates in the countries or regions in which we obtain regulatory approval for them, including establishing consistent shelf-life for our product candidates in multiple regions, receipt and maintenance of necessary licenses, permits, or similar permissions, either directly or with a collaborator or distributor;
•marketing, launching, and commercializing veligrotug and product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•gaining market acceptance of veligrotug and our product candidates as treatment options;
•addressing any competing products;

•developing, protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
•our ability to avoid or defend third-party patent infringement claims;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•obtaining coverage and adequate reimbursement from third-party payors and receiving and maintaining pricing for veligrotug and our product candidates that supports profitability; and
•attracting, hiring, and retaining qualified personnel.
Even though veligrotug has been approved for commercial sale, we anticipate incurring significant costs associated with commercializing veligrotug and any other product candidates, if approved. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any.
Additionally, if we are not able to generate sufficient revenue from the sale of veligrotug or any other products once approved, we may never become profitable.
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.
Until such time, if ever, as we can generate substantial revenue from the sale of veligrotug or our other product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, or other sources of capital, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under our March 2025 ATM Agreement with Jefferies LLC (“Jefferies”), convertible debt, or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any additional sales of our capital stock by us will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. In addition, any exercise of outstanding warrants will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Debt financing, including under the DRI Purchase and Sale Agreement, may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
We cannot be assured that we will be able to obtain additional funding, if and when necessary, to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to limit our commercialization efforts for veligrotug in additional markets, delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.
Servicing our 1.75% convertible senior notes due 2032 (the “2032 Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In May 2026, we issued $250.0 million aggregate principal amount of the 2032 Notes, pursuant to an indenture dated as of May 11, 2026, between us as issuer, and U.S. Bank Trust Company, National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2032 Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. If our business does not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2032 Notes, which mature in 2032, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.
We may not have the ability to raise the funds necessary to repurchase the 2032 Notes as required upon a fundamental change or event of default, and our future debt may contain limitations on our ability to repurchase the 2032 Notes.
Holders of the 2032 Notes will have the right to require us to repurchase their 2032 Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We may not have sufficient financial resources, or be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any 2032 Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions under our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the 2032 Notes upon a fundamental change. Our failure to repurchase the 2032 Notes upon a fundamental change when required would result in an event of default with respect to the 2032 Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2032 Notes.
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
In October 2025, we entered into the Purchase and Sale Agreement with DRI. In addition to the $55.0 million we received at signing, the agreement made available to us up to an additional $245.0 million in milestone payments at signing. However, these additional milestone payments are subject to satisfaction of certain conditions related to certain elegrobart clinical trials and regulatory approvals or commercial sales of veligrotug and elegrobart on or prior to a certain date. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder. Based on our operations to date, we have achieved a milestone payment of $75.0 million and up to an additional $130.0 million in milestone payments remains available to us. In the event of a change of control on or prior to a certain date, the Company has the option to repurchase, and DRI may require the Company to repurchase, the revenue participation right from DRI for the multiplier amount (less payments to date).
Risks Related to the Discovery and Development of Our Product Candidates
Clinical trials are costly, time consuming, and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Clinical development is expensive, time consuming, and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development plans include but are not limited to:

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
We are conducting a global pivotal program for elegrobart, where we expect that the REVEAL-1 and REVEAL-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of REVEAL-1 and REVEAL-2 patients), will support global health authority registration for elegrobart for marketing approval in both active and chronic TED, respectively. The FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. Additionally, Viridian is performing an autoinjector PK study for elegrobart to bridge bioequivalence from the vial/syringe used in the REVEAL-1 and REVEAL-2 trials and the autoinjector, with which we plan to launch commercially. However, the results may not show bioequivalence and/or global health authorities may not agree with the methodologies employed to support bioequivalence. If either of these occur, our BLA for elegrobart and/or its marketing approval may be significantly delayed or abandoned. Additionally, regulatory authorities outside of the United States may require us to conduct additional studies in order to support marketing approval of veligrotug in countries outside of the United States.
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
We remain subject to ongoing regulatory oversight.
We are subject to ongoing regulatory oversight and requirements for veligrotug with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of the EMA and comparable foreign regulatory authorities. If any of our other product candidates are approved, we will also remain subject to these ongoing regulatory requirements with respect to such product candidates.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We are required to report adverse reactions and production problems, if any, to the FDA, EMA, and any relevant comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to ensure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. Other regulatory authorities outside of the U.S. may have similar requirements. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval. We and any of our suppliers or collaborators, including our CDMOs, would be subject to periodic inspections by the FDA, EMA, and, as applicable, comparable foreign regulatory authorities to monitor compliance with cGMPs and other FDA, EMA, and, as applicable, any comparable foreign regulatory requirements. Application holders must further notify the FDA, and any comparable foreign regulatory authorities, as applicable, and depending on the nature of the change, obtain FDA pre-approval or pre-approval from other comparable foreign regulatory authorities, as applicable, for product and manufacturing changes.
We must comply with requirements concerning advertising and promotion for veligrotug and for any product candidates for which we seek or obtain marketing approval. Promotional communications with respect to drugs and biologics are subject to a variety of legal and regulatory restrictions by the FDA and comparable foreign regulatory authorities as well as industry codes of conduct. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain or maintain FDA or comparable foreign regulatory authority approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, and our business, financial condition, results of operations, prospects and reputation may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.
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
The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA or other regulatory authorities may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities. Additionally, the ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; the ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times have fluctuated in recent years as a result. Delays at the FDA as a result of these or other factors could impact the FDA’s ability to act on any of the regulatory submissions that we may make.
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
Since the start of the current presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. The administration and federal government could adopt legislation, regulations, policies, or guidance that adversely affect our business or negatively impact the development, approval, and commercialization of our products, including creating a more challenging or costly environment in which to work. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the FDA, the Department of Health and Human Services, and the U.S. Patent and Trademark Office.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Following the reopening of the U.S. government on November 12, 2025, there was a backlog of regulatory submissions which could delay the ability of the FDA to review our regulatory submissions. Any such delays could have a material adverse effect on our business, such as delaying the FDA’s review and oversight of our product candidates and impact FDA’s ability to provide timely feedback on our development programs, including through Type C or Type D meetings or informal interactions. Additionally, reductions in workforce or other disruptions to the agency, particularly in the review or inspection divisions, could extend BLA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory, or policy changes regarding the standards or processes for approving our product candidates that we may be unable to satisfy.

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
Even if our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:
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
Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered and whether the real world safety and effectiveness of a product candidate will be consistent with the safety and effectiveness profile seen in clinical studies. Such rare and severe side effects may only be uncovered with a significantly larger number of patients or subjects exposed to the drug. New data relating to veligrotug, including from adverse events reports and any potential post-marketing requirements, and from other ongoing clinical studies, including those of our partners, may result in changes to the product labeling and may adversely affect sales, or result in withdrawal of veligrotug from the market. The FDA and other regulatory authorities may also consider the new data in reviewing veligrotug’s marketing applications for additional indications and/or in other jurisdictions. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate sales revenues.
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
From time to time, we publish preliminary data from our clinical trials. In December 2023, we reported clinical data from our phase 1 clinical study in healthy volunteers and announced the selection of elegrobart as our lead subcutaneous product candidate for TED. In September 2024, we announced topline data from the phase 3 THRIVE 1 trial of veligrotug in patients with active TED, in which veligrotug achieved a 70% proptosis responder rate at week 15. In March 2026, we announced topline data from the phase 3 REVEAL-1 trial of elegrobart in patients with active TED and in May 2026, we announced topline data from the phase 3 REVEAL-2 trial of elegrobart in patients with chronic TED. In the REVEAL-1 trial, elegrobart dosed every four weeks and every eight weeks achieved clinically meaningful 54% and 63% proptosis responder rate versus 18% placebo at week 24. In the REVEAL-2 trial, elegrobart dosed every four weeks and every eight weeks achieved clinically meaningful 50% and 54% proptosis responder rate versus 15% placebo at week 24.
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
In March 2026, we announced topline data from the phase 3 REVEAL-1 trial of elegrobart in patients with active TED and in May 2026, we announced topline data from the phase 3 REVEAL-2 trial of elegrobart in patients with chronic TED. This data may not be fully reflective of the final results for these trials. If final results from these trials are not positive or favorable, it could negatively impact or alter the development of elegrobart and could materially harm our business prospects. If clinical data from any future veligrotug trials are not positive or favorable, it could negatively impact or alter the development of elegrobart and could materially harm our business prospects. Similarly, negative or unfavorable clinical data from our elegrobart product candidate could negatively impact veligrotug and could materially harm our business prospects.
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our phase 1 study in healthy volunteers, the data for our product candidates from our ongoing trials, and topline data, may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. The final results of clinical trials may include additional outcome measurements made throughout the duration of the clinical trial. This creates a risk that the final results could be materially different from the preliminary results reported, including those reported to date, and may include additional outcome measurements made throughout the duration of the clinical trial that are not positive or favorable. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
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
We may face liability for our approved products and for our product candidates, and if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved product or product candidates harm patients or subjects, or is perceived to harm patients or subjects even when such harm is unrelated to our approved product or product candidates, our regulatory approvals, could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. There is a risk that our approved product or product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive.

These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.
As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition, or results of operations.
Although we have product liability insurance, which covers our historical clinical trials and sale of commercial products, for up to $20.0 million per occurrence, up to an aggregate limit of $20.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for any future clinical trials that we may initiate or additional products we may commercialize in the future. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage, if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:
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
Risks Related to Commercialization of Our Product and Product Candidates
Our business operations and market access arrangements are subject to applicable healthcare regulatory laws, which, if not properly adhered to, could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. In the U.S., these laws include, but are not limited to the following, which apply with respect to the marketing approval for veligrotug and each product candidate we may develop in the future:
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
Ensuring compliance with these laws is time-consuming and costly and we have had to expand and evolve our compliance efforts in connection with commercialization of veligrotug to address laws that are newly applicable to our business. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.
If we are unable to establish and maintain commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell veligrotug or our product candidates, we may be unable to generate any revenue.
To successfully commercialize veligrotug and any additional products we may develop in the future, we will need to continue to invest in and develop our commercialization capabilities, including commercial manufacturing, sales and marketing capabilities, or establish and maintain arrangements with collaborators to commercialize veligrotug or any additional products. Any failure or delay in the timely development of our internal commercialization capabilities, or in entering into agreements with third parties to market or sell our product candidates could adversely impact the potential for the launch and success of our products. If commercialization collaborators do not commit sufficient resources to commercialize veligrotug and we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We currently compete and may be required in the future to compete with companies that currently have extensive and well-funded marketing and sales operations, particularly in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies.
We may attempt to form collaborations in the future, but we may not be able to do so, which may cause us to alter our development and commercialization plans. Even where we have entered into a collaboration, they may not be successful.
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
Even where we have entered into a license agreement or other form of collaboration regarding the development or commercialization of our products or product candidates, including those with Zenas Biopharma or Kissei, we cannot guarantee that such a collaboration will be successful. Any delays in identifying suitable collaborators and entering into agreements to develop and/or commercialize our products or product candidates could delay the development or commercialization of our products or product candidates, which may reduce their competitiveness even if they reach the market. Absent a strategic collaborator, we would need to undertake development and/or commercialization activities at our own expense. If we elect to fund and undertake development and/or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our product candidates or bring our products to market and our business may be materially and adversely affected.
We face substantial competition, and our competitors may discover, develop, or commercialize products faster or more successfully than us.
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED and FcRn inhibitor therapeutics. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, Roche Holdings AG, Novartis AG, Minghui Pharmaceutical, Lassen Therapeutics, and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna, Yarrow Bioscience, Inc., Ethyreal Bio, and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. Veligrotug and elegrobart, if approved, will also compete against generic medications, such as corticosteroids, and surgical procedures that are prescribed for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Johnson & Johnson and Immunovant, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop VRDN-006 and VRDN-008, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-1L-6 and other mechanisms of action.
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
Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products. Veligrotug may be priced at a significant premium over other competitive products. This may make it difficult for veligrotug or any other future products to compete with generic products.
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
The commercial success of veligrotug, or any other products, if approved, particularly in the U.S., depends upon the level of market adoption by patients, payors and healthcare providers. If our products do not achieve an adequate level of market adoption for any reason, or if market adoption does not persist, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of veligrotug and any additional products approved in the future depends on a number of factors, including:
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
The pricing, as well as the coverage, and reimbursement of veligrotug and any other products that may be approved in the future must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, private insurers, managed care plans, and other organizations, are essential for most patients to be able to afford expensive treatments. Sales of veligrotug and other products that may be approved in the future will depend substantially, both domestically and abroad, on the extent to which the costs will be paid for or reimbursed by third-party payors. Government authorities and other third-party payors decide which products they will cover and establish reimbursement levels for those products. Such payors may attempt to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for veligrotug or any additional products that may be approved in the future. Our ability to commercialize our product candidates, including veligrotug, successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. If coverage and adequate reimbursement are not available, or are available only in limited amounts we may not be able to successfully commercialize our product candidates, including veligrotug, which would adversely affect our business and financial condition.
The pricing of veligrotug and our other products that may be approved in the future may be impacted by the pricing of other approved products, including those in the disease areas, drug class, and different drug classes in which we are commercializing our products. In addition, the prices of existing drugs (both inside and outside of the country of regulatory approval or sale) may be used as reference prices for new entrants, including in the same class, which may negatively impact the pricing of such new entrants. If the pricing of our approved products is impacted in these ways, the profitability of our products, if any, may be more difficult to achieve even if they receive regulatory approval or we may not be able to successfully commercialize our products.
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
We created the organizational infrastructure we believe we need to support the commercial success of veligrotug. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:
•an inability to retain an adequate number of effective commercial personnel and hire additional commercial personnel in the future;
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
If we are not successful in maintaining an effective commercial, sales and marketing infrastructure, we will encounter difficulty in achieving, maintaining or increasing projected sales of our products, if approved, which would adversely affect our business and financial condition.
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations.
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
The size of the potential market for our product and product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product or product candidates may be different than our estimates. If the market opportunities for our product or any product candidates we develop are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.
The potential market opportunities for veligrotug and our product candidates are difficult to estimate and will depend in part on the success of competing therapies and therapeutic approaches. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our estimates of the potential market opportunities and existing market penetration are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with veligrotug or other products that we may develop in the future. If any of the assumptions proves to be inaccurate, the actual markets for veligrotug or other future products could be smaller than our estimates of the potential market opportunities.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our nonclinical development activities and clinical trials, manufacture our commerical product and product candidates, and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or maintain our commercial operations and our business could be substantially harmed.

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
We do not currently have, nor do we currently plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture veligrotug or any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We rely, and plan to continue to rely, on third-party manufacturers whose responsibilities include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials, including devices and device components, that we expect to use to manufacture and deliver our product candidates, including those of our product candidates that are anticipated to be combination products. We may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of veligrotug for commercial sale or our product candidates for our clinical trials. Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture or administration of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.
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
We rely and expect to continue to rely on third parties to manufacture our commercial or clinical product supplies, including Chinese manufacturer WuXi Biologics (Hong Kong) Limited (“WuXi”), for drug substance and drug product, and other third parties for devices and device components. If we are unable to source these supplies on a timely basis, at sufficient quantities, or at acceptable quality or prices, establish longer-term contracts with our suppliers, or if our third-party manufacturers fail to comply with applicable regulatory requirements, the commercialization of veligrotug and the development and, if approved, commercialization of our other product candidates could be stopped, delayed, or made less profitable.
We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials and we lack the resources and the capability to manufacture veligrotug or any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors, including WuXi, to manufacture our commercial supplies of veligrotug and our clinical supplies of our product candidates, and we plan to continue relying on third parties to manufacture veligrotug and our product candidates, devices, or device components, if approved, on a commercial scale. In particular, we rely upon single-sourced manufacturing with one CDMO for manufacturing our product candidates, including drug substance and drug product. We also rely on single-sourced manufacturing for various elements of our combination product candidates.
We do not currently have, nor do we currently plan to establish, the capability to manufacture veligrotug on a commercial scale without the use of third-party manufacturers. Any significant delay or discontinuity in the supply of veligrotug could negatively impact our ability to generate revenues from sales of veligrotug, which would harm our business and results of operations. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of all of the product candidates in our pipeline, including those in nonclinical and early clinical research, and our current cost to manufacture our drug products may not be commercially feasible. Additionally, the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•We may be unable to identify additional manufacturers of our product candidates, including combination product candidates, on acceptable terms or at all.

•Our third-party manufacturers might be unable to timely formulate and manufacture our products or produce the quantity and quality required to meet our clinical and commercial needs.
•Contract manufacturers may not be able to execute our manufacturing process or procedures appropriately.
•Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our commercial products.
•Our reliance on single-sourced manufacturing with our CDMOs increases the risk that any problems or delays with a CDMO could materially, negatively affect the development of our product candidates or their commercialization.
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
We currently rely on WuXi and other CDMOs, to develop and manufacture veligrotug and our product candidates, and will likely continue to rely on them in the future. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. In December 2025, the BIOSECURE Act was enacted into law as part of the National Defense Authorization Act for FY 2026. The BIOSECURE Act prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. The BIOSECURE Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including WuXi, and it is possible some of our contractual counterparties could be impacted by the legislation described above in the future and alternative arrangements may need to be made. While WuXi is not currently a biotechnology company of concern under the BIOSECURE ACT, they may be deemed a biotechnology company of concern in the future. For example, in June 2026, WuXi AppTec was added to the Department of Defense’s Chinese Military Companies List (pursuant to Section 1260H of the National Defense Authorization Act for Fiscal Year 2021), and the Department of Defense may add additional Companies to the Chinese Military Companies List in the future. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.
We currently rely on certain foreign manufacturers to manufacture our drug substance and drug product. The current presidential administration has announced plans to increase tariffs, including on pharmaceuticals, though it remains unclear whether and to what extent new tariffs will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable tariffs may make it more difficult for us to manufacture veligrotug or our product candidates, increase the cost of, and affect the demand for, veligrotug or our product candidates, if approved, which could have an adverse effect on our business.
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
Risks Related to Our Intellectual Property
We rely on patent rights, trade secret protections and confidentiality agreements to protect the intellectual property related to our products, product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, products and product candidates. Our success depends in large part on our ability to obtain regulatory exclusivity and our and our licensors’ ability to maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technologies, products and product candidates. Regulatory exclusivity rules may be amended by legislative action, such as through the recently adopted “Pharma Package” in the EU in December 2025.
We have sought to protect our proprietary position by filing and licensing the rights to patent applications in the U.S. and abroad related to our technologies, products and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles continue to evolve and may remain unresolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the U.S. or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products and product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, unpatentable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
We, independently or together with our licensors, have filed patent applications covering various aspects of our products and product candidates, including compositions of matter and their methods of use. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or unpatentable following a challenge by third parties. Any successful post-grant review proceeding or litigation with respect to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Patents have a limited term. In the U.S., the statutory expiration of a patent is generally 20 years after it is filed. Additional patent terms may be available through a patent term adjustment process, resulting from the United States Patent and Trademark Office (“USPTO”) delays during prosecution. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our products and product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition.
Patent term extensions (“PTEs”) under the Hatch-Waxman Act in the U.S. and under supplementary protection certificates in Europe may be available to extend the patent exclusivity terms of our products and product candidates. We will likely rely on PTEs, and we cannot provide any assurances that any such PTEs will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products or product candidates for an extended period after regulatory approval, which would negatively impact our business, financial condition, results of operations, and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our products or product candidates, our business and results of operations will be adversely affected.
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
An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either: (i) file any patent application related to our products or product candidates or (ii) invent any of the inventions claimed in our patents or patent applications until these filings are no longer confidential.
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
Our commercial success depends in part on our ability to develop, manufacture, market, and sell our products and product candidates and use our proprietary technology without infringing the intellectual property or other exclusive rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist or may be filed in the area of our products or product candidates. From time to time, we may also monitor these patents and patent applications. For example, we are aware of and monitoring certain patent applications in which third-parties are seeking to obtain patent claims related to our products and product candidates for treating TED, including a recently granted patent relating to methods of treating TED. We are also aware of and monitoring certain third-party patent families, some of which include granted patents, that could be relevant to product candidates in our FcRn inhibitor portfolio. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such third-party patents and patent applications. If any patents or patent applications cover our products, product candidates or technologies, we may not be free to manufacture or market our products or product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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
We currently have rights to certain intellectual property, through licenses from third parties and under technology and patents that we do not own, to develop and commercialize our products and product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business depends in part on our ability to maintain in effect these proprietary rights. Mergers and acquisitions involving the third parties from whom we license intellectual property may negatively impact our rights. Any termination of license agreements with third parties with respect to our products or product candidates would be expected to negatively impact our business prospects.
We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our products or product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license their patent rights to us. Even if we are able to license or acquire third-party intellectual property rights that are necessary for our product candidates, there can be no assurance that they will be available on favorable terms.
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
The USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution and post grant or issuance. We employ reputable law firms and other professionals to help us comply. Additionally, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications. We rely on our outside counsel or our agents to pay these fees when due. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such an event were to occur, it could have a material adverse effect on our business. In addition, we may be responsible for the payment of patent fees for patent rights that we license from third parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights. If we or our existing or future licensors fail to maintain the patents and patent applications covering our products or product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.
If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business, which would harm our business.
We are a party to intellectual property licenses and supply agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payments, royalties, purchasing, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture, or market products covered by the license or subject to supply commitments. Further, these agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. If material disputes with respect to these agreements prevent or impair our ability to maintain our current arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property or supply our needs, we may be unable to successfully develop and commercialize the affected product or product candidate. Any material disputes with our licensors or suppliers or any termination of the agreements on which we depend could have a material adverse effect on our business, financial conditions, results of operations and prospects.
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
We believe that veligrotug and any of the product candidates we develop that is approved in the U.S. as a biological product under a BLA should qualify for the current 12-year period of exclusivity provided law. However, there is a risk that this exclusivity could be shortened in the future due to congressional action or otherwise, that the FDA will not consider approval of a product candidate to be a “first licensure” that gives rise to an exclusivity period, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
We may seek orphan drug designation for veligrotug in indications other than thyroid eye disease and/or territories outside of the U.S. or for our other product candidates in various indications and/or territories subject to meeting the local requirements for orphan designation.
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
Veligrotug is, and any additional product candidates for which we may ultimately receive marketing authorization would be, subject to ongoing regulatory requirements governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export, recordkeeping, and reporting. Ongoing FDA requirements include, among other things, submission of safety and other post-marketing information and reports, registration and listing, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and GCP requirements for any clinical trials that we conduct post-approval. In addition, we intend to seek approval to market veligrotug and our product candidates in jurisdictions outside of the U.S., and therefore would also be subject to, and must comply with, regulatory requirements in those jurisdictions.
Any product candidates for which we may receive approval, including veligrotug, will be subject to continuing regulatory oversight following approval, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This includes results from any post-marketing studies or surveillance to monitor the safety and efficacy of our approved products or other products required as a condition of approval or otherwise agreed to by us. Products are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown or underestimated problems with a product could result in:
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
In the U.S., there have been and continue to be a number of executive, legislative, and regulatory initiatives to contain healthcare costs and reexamine drug pricing and payment models. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries, and proposed and enacted federal and state legislation and executive initiatives designed to, among other things, bring more transparency to product pricing, and reform government program reimbursement methodologies for products. For example, in March 2010, the ACA was passed, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impact the U.S. pharmaceutical industry. In 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes included caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Some legal challenges to the IRA remain underway.
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
In addition, the Certificate of Designation of our Series A convertible preferred stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A convertible preferred stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A convertible preferred stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A convertible preferred stock. As of June 30, 2026, all of the then outstanding shares of Series A convertible preferred stock were held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
4.1	Specimen Common Stock Certificate.	S-1	3/19/2014	4.1
4.2	Indenture, dated as of May 11, 2026, between Viridian Therapeutics, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	5/11/2026	4.1
4.3	First Supplemental Indenture, dated as of May 11, 2026, between Viridian Therapeutics, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	5/11/2026	4.2
10.1^	Commercial Manufacturing Servicing Agreement, between Viridian Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited, dated May 24, 2026.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.				x

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.	x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
____________________

*
This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

x	Filed/furnished herewith.
^	Certain portions of the exhibit, identified by the mark [***] have been omitted because such portions contained information that is both (i) the type that the Company customarily and actually treats as private or confidential and (ii) is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRIDIAN THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)