Form 10-Q
period 2026-09-30
Viridian Therapeutics, Inc.\DE
filed 2026-11-04
CIK 1590750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 2, 2026, there were 113,558,449 shares of the registrant’s common stock outstanding.

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
•the potential utility, efficacy, potency, safety, clinical benefits, half-life, clinical response, convenience and number of indications of our product and product candidates, including our belief that veligrotug, trade name Lumvoa™ (veligrotug-vvze), provides a compelling new treatment option for thyroid eye disease (“TED”) patients in the United States;
•the timing and focus of our ongoing and future nonclinical studies and clinical trials and the timing of reporting data from those studies and trials;
•the timing or likelihood of regulatory filings and approvals, including the potential approval of the Marketing Authorization Application (“MAA”) for veligrotug submitted to the European Medicines Agency (“EMA”) in January 2026 and our potential submission of a biologics license application (“BLA”) for elegrobart in the first quarter of 2027;
•our plans relating to the further development of our product candidates, including additional indications we may pursue and our efforts to continue to identify and engineer novel product candidates, our expectation that we will communicate development plans for our FcRn inhibitor portfolio in the fourth quarter of 2026, and our plans to initiate a phase 1 clinical trial of our anti-TSHR antibody, VRDN-292, starting in patients with Graves’ disease in the fourth quarter of 2026;
•supply chain disruptions, enrollment in clinical trials involving our product candidates or other delays in such trials;
•our plans relating to commercializing veligrotug and our product candidates, including our plans to commercialize product candidates as combination products, if approved, including the geographic areas of focus and sales strategy;

•potential market sizes and market opportunities, including the rate and degree of market acceptance and clinical utility for veligrotug and our product candidates;
•our expectations regarding the initiation of clinical trials and interactions and alignment with regulatory authorities;
•our expectations regarding pricing, coverage and reimbursement for veligrotug and our product candidates, if approved, including expected discounts, rebates, chargebacks, returns and other adjustments;
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
•our expectations regarding the ability of our existing cash, cash equivalents, and anticipated commercial revenues from veligrotug and elegrobart, if approved, to fund our future anticipated operating expenses and capital expenditure requirements.

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
•We have a limited history of generating revenue from product sales and may never be profitable.
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
•We are heavily dependent on the commercial success of veligrotug and the success of our product candidates in clinical development. Some of our product candidates have produced results only in nonclinical settings, or for other indications than those for which we contemplate conducting development and seeking FDA or other regulatory approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficiently supportive to receive regulatory approval in our planned indications, which will be required before they can be commercialized.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results.
•If we are unable to maintain commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell veligrotug or our product candidates, we may be unable to generate sufficient revenue to sustain or grow our business.
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

•The market may not be receptive to veligrotug or other product candidates we may develop in the future upon their commercial introduction and we may not be able to sell veligrotug or our other product candidates, if approved, and may be unable to generate sufficient revenue to sustain or grow our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$172,860	$212,382
Restricted cash	1,300	—
Marketable securities	782,346	662,270
Accounts receivable, net	29,782	—
Inventory	85	—
Prepaid expenses and other current assets	26,757	19,581
Total current assets	1,013,130	894,233
Property and equipment, net	2,972	1,228
Operating lease right-of-use asset	2,645	2,421
Intangible asset, net	9,792	—
Other assets	131	1,536
Total assets	$1,028,670	$899,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,297	$8,683
Accrued liabilities	60,756	62,013
Total current liabilities	70,053	70,696
Long-term debt, net	—	49,940
Derivative liability	11,620	20,030
Liability related to the sale of future revenue, net	121,608	34,244
Convertible notes, net	242,461	—
Other liabilities	2,230	2,341
Total liabilities	447,972	177,251
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, series A non-voting convertible preferred stock, $0.01 par value; 435,000 shares authorized; 133,191 and 134,864 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	60,432	61,188
Preferred stock, series B non-voting convertible preferred stock, $0.01 par value; 500,000 shares authorized; 48,463 and 79,620 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	37,592	70,868
Common stock, $0.01 par value; 200,000,000 shares authorized; 113,525,222 and 101,826,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,135	1,018
Additional paid-in capital	2,155,427	1,927,104
Accumulated other comprehensive income (loss)	(2,201)	447
Accumulated deficit	(1,671,687)	(1,338,458)
Total stockholders’ equity	580,698	722,167
Total liabilities and stockholders’ equity	$1,028,670	$899,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$24,671	$—	$24,671	$—
License revenue	125	70,000	364	70,000
Collaboration revenue(1)	956	570	1,142	717
Total revenues	25,752	70,570	26,177	70,717
Operating expenses:
Cost of revenues	1,527	—	1,527	—
Research and development(2)	70,093	86,261	219,301	249,721
Selling, general and administrative	57,609	24,322	151,263	61,642
Total operating expenses	129,229	110,583	372,091	311,363
Loss from operations	(103,477)	(40,013)	(345,914)	(240,646)
Other income (expense), net:
Interest income	9,537	5,521	25,899	19,607
Interest expense	(9,273)	(560)	(21,042)	(1,666)
Change in fair value of derivative liability	2,070	—	8,410	—
Other income (expense), net	(66)	453	(582)	459
Total other income, net	2,268	5,414	12,685	18,400
Net loss	$(101,209)	$(34,599)	$(333,229)	$(222,246)

Net loss per share, basic and diluted, common stock	$(0.81)	$(0.34)	$(2.75)	$(2.22)
Weighted-average common shares outstanding, basic and diluted	113,407,432	81,784,499	107,875,408	81,576,987
Net loss per share, basic and diluted, Series A convertible preferred stock	$(53.76)	$(22.96)	$(183.26)	$(147.81)
Weighted-average Series A convertible preferred shares outstanding, basic and diluted	133,191	134,864	134,263	134,864
Net loss per share, basic and diluted, Series B convertible preferred stock	$(53.76)	$(22.96)	$(183.26)	$(147.81)
Weighted-average Series B convertible preferred shares outstanding, basic and diluted	48,463	145,160	66,004	145,160

Comprehensive loss:
Net loss	(101,209)	$(34,599)	$(333,229)	$(222,246)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1,020)	294	(2,626)	373
Foreign currency translation adjustment	(28)	—	(22)	—
Total other comprehensive income (loss)	(1,048)	294	(2,648)	373
Comprehensive loss	$(102,257)	$(34,305)	$(335,877)	$(221,873)
(1) Includes related party amount of $0 and $186 for the three and nine months ended September 30, 2026, respectively, and $570 and $717 for the three and nine months ended September 30, 2025.

(2) Includes related party amount of $0 and $1,500 for the three and nine months ended September 30, 2026, respectively, and $0 and $4,528 for the three and nine months ended September 30, 2025.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	134,864	$61,188	79,620	$70,868	101,826,500	$1,018	$1,927,104	$447	$(1,338,458)	$722,167
Issuance of common stock upon exercises of stock options	—	—	—	—	424,648	5	6,352	—	—	6,357
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	206,946	2	(2)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	13,390	—	—	13,390
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,008)	—	(1,008)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(104,901)	(104,901)
Balance as of March 31, 2026	134,864	$61,188	79,620	$70,868	102,458,094	$1,025	$1,946,844	$(558)	$(1,443,359)	$636,008
Issuance of common stock upon conversion of convertible preferred stock	(1,673)	(756)	(31,157)	(33,276)	2,188,771	22	34,010	—	—	—
Issuance of common stock in an underwritten offering, net of issuance costs of $8,778	—	—	—	—	8,455,883	85	134,887	—	—	134,972
Issuance of common stock upon exercises of stock options	—	—	—	—	41,646	—	577	—	—	577
Issuance of common stock under employee stock purchase plan	—	—	—	—	92,842	—	1,270	—	—	1,270
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	982	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	16,984	—	—	16,984
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(598)	—	(598)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(127,119)	(127,119)
Balance as of June 30, 2026	133,191	$60,432	48,463	$37,592	113,238,218	$1,132	$2,134,572	$(1,153)	$(1,570,478)	$662,097
Issuance of common stock upon exercises of stock options	—	—	—	—	260,004	3	3,623	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	27,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	17,232	—	—	17,232
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,020)	—	(1,020)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	(101,209)	(101,209)
Balance as of September 30, 2026	133,191	$60,432	48,463	$37,592	113,525,222	$1,135	$2,155,427	$(2,201)	$(1,671,687)	$580,698

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	134,864	$61,188	145,160	$127,697	80,994,046	$810	$1,477,811	$(10)	$(995,857)	$671,639
Issuance of common stock in at-the-market offerings, net of issuance costs of $149	—	—	—	—	245,388	3	4,792	—	—	4,795
Issuance of common stock upon exercises of warrants	—	—	—	—	115,146	1	1,617	—	—	1,618
Issuance of common stock upon exercises of stock options	—	—	—	—	185,426	2	2,295	—	—	2,297
Issuance of common stock under employee stock purchase plan	—	—	—	—	41,106	—	561	—	—	561
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,315	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,220	—	—	10,220
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	—	—	(86,912)	(86,912)
Balance as of March 31, 2025	134,864	$61,188	145,160	$127,697	81,589,427	$816	$1,497,296	$245	$(1,082,769)	$604,473
Issuance of common stock upon exercises of stock options	—	—	—	—	61,527	1	762	—	—	763
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	232	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	10,844	—	—	10,844
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(100,735)	(100,735)
Balance as of June 30, 2025	134,864	$61,188	145,160	$127,697	81,651,186	$817	$1,508,902	$69	$(1,183,504)	$515,169
Issuance of common stock, March 2025 ATM, net of issuance costs of $209	—	—	—	—	500,000	5	9,746	—	—	9,751
Issuance of common stock upon exercises of stock options	—	—	—	—	34,522	—	547	—	—	547
Issuance of common stock under employee stock purchase plan					43,450	—	558	—	—	558
Share-based compensation expense	—	—	—	—	—	—	11,250	—	—	11,250
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(34,599)	(34,599)
Balance as of September 30, 2025	134,864	$61,188	145,160	$127,697	82,229,158	$822	$1,531,003	$363	$(1,218,103)	$502,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRIDIAN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(333,229)	$(222,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	47,606	32,314
Non-cash interest expense	13,486	308
Depreciation and amortization	581	340
Accretion and amortization of available-for-sale securities	(4,864)	(5,005)
Non-cash lease expense	(46)	(30)
Change in fair value of derivative liability	(8,410)	—
Loss on extinguishment of debt	4,113	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,782)	—
Inventory	(85)	—
Prepaid expenses and other assets	(5,771)	8,849
Accounts payable	614	7,942
Accrued liabilities	(1,449)	(5,109)
Other liabilities	(236)	—
Unbilled revenue	(279)	(70,000)
Net cash used in operating activities	(317,751)	(252,637)
Cash flows from investing activities:
Purchases of marketable securities	(645,594)	(141,084)
Maturities of marketable securities	527,734	443,196
Milestone payment related to licensed intellectual property	(10,000)	—
Purchases of property and equipment	(1,699)	(255)
Net cash provided by (used in) investing activities	(129,559)	301,857
Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	—
Proceeds from the issuance of common stock in offerings	143,750	—
Proceeds from sale of common stock in at-the-market offerings	—	14,904
Payments of issuance costs associated with the sale of common stock	(8,778)	(416)
Payments of issuance costs associated with the sale of convertible notes	(8,014)	—
Proceeds from sale of future revenue	75,000	—
Prepayment of long-term debt	(54,700)	—
Proceeds from the exercise of warrants	—	1,618
Proceeds from issuance of common stock upon exercises of stock options	10,560	3,607
Proceeds from issuance of common stock under employee stock purchase plan	1,270	1,120
Net cash provided by financing activities	409,088	20,833
Net increase (decrease) in cash, cash equivalents, and restricted cash	(38,222)	70,053
Cash, cash equivalents, and restricted cash at beginning of period	212,382	99,594
Cash, cash equivalents, and restricted cash at end of period	$174,160	$169,647

Supplemental disclosure of cash flow information
Cash paid for interest	$2,227	$1,362
Issuance of common stock upon the conversion of convertible preferred stock	$34,032	$—
Purchase of property and equipment included in accounts payable and accrued liabilities	$418	$17
Deferred issuance costs included in accounts payable and accrued liabilities	$—	$528
Right-of-use asset obtained in exchange for new lease liability	$783	$729

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

Liquidity and Capital Resources
The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 of $955.2 million will enable the Company to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.
The Company has funded its operations to date principally through proceeds received from the sale of the Company’s common stock, Series A convertible preferred stock, Series B convertible preferred stock, and other equity securities, debt financings, and license fees and reimbursements received under collaboration agreements. After receiving marketing approval of veligrotug from the FDA in June 2026, the Company has also funded its operations from sales of veligrotug in the United States. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $1,671.7 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from selling, general and administrative costs associated with its operations. In addition, the Company may continue to incur additional operating losses as a result of planned expenditures for research and development activities, its drug development programs, including clinical trial and manufacturing costs, and the continued build-out of clinical, manufacturing, commercial and compliance capabilities.
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
Unaudited Interim Condensed Consolidated Financial Information
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other future period.
During the nine months ended September 30, 2026, there have been no changes to the Company’s significant accounting policies as described in the 2025 Annual Report, except as discussed below.
Cash, Cash Equivalents, and Restricted Cash
All highly-liquid marketable securities that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value due to the short maturities of these instruments. Additionally, the Company administers a patient co‑pay assistance program that provides financial support to eligible patients for its approved product, veligrotug. In connection with this program, the Company advances funds to a third‑party administrator that processes and settles claims. Amounts advanced are contractually restricted for use solely in connection with the Company’s co‑pay assistance programs, including the payment of eligible patient claims and related administrative fees, and are not available for general corporate purposes. Accordingly, such amounts are classified as restricted cash within the condensed consolidated balance sheets. As of September 30, 2026, restricted cash totaled $1.3 million, all of which is classified as current due to expected settlement within normal claims processing cycles. As of December 31, 2025, the Company had no restricted cash.
For purposes of the consolidated statements of cash flows, total cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2026 and September 30, 2025:

	September 30, 2026	September 30, 2025

	(in thousands)
Cash and cash equivalents	$172,860	$169,647
Restricted cash	1,300	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$174,160	$169,647

Accounts Receivable, Net
Accounts receivable, net as of September 30, 2026 consisted of $29.8 million of veligrotug product sales. Payment terms are established pursuant to the Company’s contractual arrangements with its customers, with standard payment terms of approximately 60 days from the invoice date. Prior to J-code assignment, the Company agreed to extended payment terms of approximately 130 days from the invoice date. The Company periodically reviews accounts receivable for collectability and assesses whether an allowance for doubtful accounts is necessary for amounts that are not expected to be collected based on customer creditworthiness, historical payment experience, the age of outstanding receivables, including past-due amounts, and other relevant facts and circumstances. The Company did not record a reserve for estimated credit losses as of September 30, 2026.

Inventory
Prior to receiving marketing approval of veligrotug, costs related to the manufacturing of inventory were recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred. Following the marketing approval by the FDA of veligrotug in June 2026, the Company subsequently began capitalizing veligrotug inventory costs as it was determined that inventory costs incurred subsequent to the approval had a probable future economic benefit.
Inventory is stated at the lower of cost or estimated net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, freight and overhead. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on a quarterly assessment of the recoverability of its capitalized inventory. The Company periodically reviews inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and writes down such inventories as appropriate as a component of cost of revenues in the consolidated statements of operations and comprehensive loss.
Milestone and Royalty Payments Under In-licensing and Other Research and Development Agreements
Under the Company’s in-licensing and other research and development agreements, the Company could be required to pay development, regulatory, and sales-based milestone payments if certain substantive milestones are met. The Company generally expenses development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, the Company capitalizes the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on the Company’s estimated projected cash flows and if the asset has an alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis. The Company assesses the carrying value of its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.
The Company could also be required to pay royalties based on actual net sales under in-licensing agreements. Such royalties are expensed in the period of sale of the product.

Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when or as performance obligations are satisfied by transferring control of promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.
To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product Revenue, Net

Following marketing approval of veligrotug in the United States from the FDA in June 2026, the Company began generating product revenue from sales of veligrotug.
The Company entered into a third-party logistics distribution agreement (the “3PL Agreement”) to engage a logistics distribution agent (the “3PL Agent”) to distribute the Company’s products to its customers. The 3PL Agent provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface, and system access support. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer.
As of September 30, 2026, the Company had applied for mandatory distribution licenses that certain states require in order for the Company to sell its product throughout the United States. In order for the Company to execute sales in the United States prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the “Title Company”) entered into a Temporary Title Model Agreement (the “Temporary Title Model Agreement”), which was an amendment to the 3PL Agreement, so that the Title Company may purchase and take title to the product and sell the product to specialty distributors who have contracted to purchase the product from the Company. Although under the Temporary Title Model Agreement, the Title Company takes title to the product, the economic substance of the transaction provides that the Title Company does not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, the Company does not recognize revenue upon the transfer of the goods at the time of sale to the Title Company and recognizes revenue when the goods are sold from the Title Company to the specialty distributors.
Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances.
Government Rebates
The Company records accruals for rebates under state Medicaid and Medicare programs as a reduction of sales when the product is shipped into the distribution channel using the expected value method. Until the Company obtains sufficient historical data based on product sales and reimbursement, the Company estimates its provision for government rebates based on industry data and reduces the revenue recognized at the time of the product sale to the customer to account for the estimated government rebates. Once sufficient history has been collected for government rebates, the Company will utilize that history to inform its rebates estimates.
Chargebacks
The Company records an estimate for chargebacks for discounts arising from contractual obligations to sell products at discounted prices to certain customers, including purchasers under government pricing programs and commercial agreements. The wholesaler or specialty distributor, charges the Company the difference between the price they paid and the contract price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is made using the expected value method and is based on actual and expected customer utilization of Company’s product. Chargebacks could exceed historical experience and the Company’s estimates of future customer utilization. Until the Company obtains sufficient historical data, the Company estimates its provision for chargebacks based on industry data and reduces the revenue recognized at the time of the product sale to the customer to account for the estimated chargeback. Once sufficient history has been collected for chargebacks, the Company will utilize that history to inform its chargebacks estimate.
Co-pay Assistance

The Company also maintains a co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance program assists certain commercially insured patients by reducing each participating patient’s financial responsibility for the purchase price, up to a specified dollar amount of assistance.
Distributor Fees

The Company pays fees to specialty distributors for distribution and related services. Such fees are recorded as a reduction of revenue, as well as a component of accrued expenses.

Product Returns

The Company records an estimate for product returns at the time its customers take control of their product. Return amounts are recorded as a reduction of sales. In the initial sales period, the Company estimates its provision for returns based on industry data and specifically identified anticipated returns due to known business conditions and product expiry dates, and adjusts the transaction price at the time of the product sale to the customer to account for the estimated returns. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimates.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical distributors account for the majority of the Company’s receivables. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. The following represents revenue and receivables from the Company’s distributors exceeding 10% of the total in each category as of and for the three months ended September 30, 2026:

Customer	Accounts Receivable	Total Revenues
Distributor A	30%	29%
Distributor B	26%	24%
Distributor C	18%	17%
Distributor D	14%	13%

The Company holds its interest-bearing marketable securities with major financial institutions and, in accordance with documented investment policies, the Company limits the amount of credit exposure to any one financial institution or corporate issuer. The Company’s investment objectives are, first, to ensure liquidity and conservation of capital and, second, to obtain investment income.

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
Recently Issued Accounting Standard Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
The Company’s marketable securities consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. treasury securities	$328,341	$—	$(1,196)	$327,145
Corporate paper and bonds	456,183	2	(984)	455,201
Total	$784,524	$2	$(2,180)	$782,346

December 31, 2025
U.S. treasury securities	$223,526	$254	$(9)	$223,771
Corporate paper and bonds	438,297	241	(39)	438,499
Total	$661,823	$495	$(48)	$662,270

As of September 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available-for-sale securities during the three and nine months ended September 30, 2026 and 2025. The Company did not have any sales of marketable securities during the three and nine months ended September 30, 2026 and 2025. The contractual maturity dates of the Company’s investments are all less than 36 months. While the Company may hold securities with stated maturities greater than one year, all available-for-sale securities are considered available to support current operations, and thus are classified as current assets.

Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Assets:
Cash equivalents:
Money market funds	$137,946	$—	$—	$137,946
Corporate paper and bonds	—	2,595	—	2,595
Marketable securities:
U.S. treasury securities	—	327,145	—	327,145
Corporate paper and bonds	—	455,201	—	455,201
Total cash equivalents and marketable securities	$137,946	$784,941	$—	$922,887

Liabilities:
Derivative liability	$—	$—	$11,620	$11,620
Total liabilities	$—	$—	$11,620	$11,620

December 31, 2025
Assets:
Cash equivalents:
Money market funds	$191,308	$—	$—	$191,308
Corporate paper and bonds	—	14,624	—	14,624
Marketable securities:
U.S. treasury securities	—	223,771	—	223,771
Corporate paper and bonds	—	438,499	—	438,499
Total cash equivalents and marketable securities	$191,308	$676,894	$—	$868,202

Liabilities:
Derivative liability	$—	$—	$20,030	$20,030
Total liabilities	$—	$—	$20,030	$20,030
The fair value of the Company’s Level 1 cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of securities with original maturities of three months or less and 36 months or less, respectively, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2026 and 2025. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three and nine months ended September 30, 2026 and 2025.
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

4. INTANGIBLE ASSET, NET
As a result of the approval of veligrotug by the FDA in June 2026, the Company was required to pay AbbVie Inc. (formerly ImmunoGen, Inc., “ImmunoGen”) a milestone payment of $10.0 million (see Note 8, Collaboration and License Agreements). The gross carrying amount of the intangible asset is $10.0 million, which is being amortized over approximately 12 years from the approval date. The estimated future amortization expense as of September 30, 2026 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(in thousands)
2026 (remaining)	$209
2027	833
2028	833
2029	833
2030	833
Thereafter	6,251
Total	$9,792
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Accrued compensation and related benefits	$22,262	$19,657
Accrued outsourced manufacturing	10,993	15,987
Accrued outsourced clinical and nonclinical studies	10,556	8,595
Other accrued liabilities	7,320	2,809
Accrued milestone payment	—	10,000
Accrued professional fees	7,118	3,827
Accrued interest payable	1,701	385
Operating lease liabilities, short-term	806	753
Total accrued liabilities	$60,756	$62,013

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

As of September 30, 2026, the Notes are classified as a long-term liability on the condensed consolidated balance sheets and presented net of unamortized debt discount and issuance costs of $7.5 million. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of September 30, 2026, the effective interest rate of the Notes is 2.25%. The Company recorded interest expense of $1.4 million and $2.2 million during the three and nine months ended September 30, 2026, respectively.

The outstanding balance of the Notes as of September 30, 2026 consisted of the following (in thousands):

September 30, 2026
(in thousands)
Principal amount	$250,000
Unamortized debt discount and issuance costs	(7,539)
Convertible notes, net	$242,461

As of September 30, 2026, the estimated fair value of the Notes was approximately $278.1 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

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
In October 2025, the Borrower executed a second amendment (the “Hercules Second Amendment”) to the Hercules Loan and Security Agreement. Under the Hercules Second Amendment, the term loan facility was amended to extend the maturity date to October 1, 2030 and provide an aggregate principal amount of up to $300.0 million available upon achievement of certain milestones. The obligations of the Borrower under the Hercules Second Amendment were secured by substantially all of the assets of the Borrower. The Borrower did not draw any amounts under the Hercules Facility other than the $50.0 million described above prior to its termination in May 2026, as described below.
In May 2026, using proceeds received from the issuance of the Notes described above, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan and Security Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of $55.1 million (the “Payoff Amount”) to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Loan and Security Agreement and related loan documents (collectively, the “Hercules Facility”), in repayment of the Company’s outstanding obligations and thereby terminated the Hercules Facility. The Company recorded a loss on extinguishment of debt of $4.1 million under “Interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026 related to the write-off of the remaining balance of unamortized debt discount. Upon receipt by Hercules of the Payoff Amount on May 27, 2026, all obligations, covenants, debts and liabilities of the Company under the Hercules Facility were satisfied and discharged in full, and the Hercules Facility was terminated.
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
Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, the Company recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. Following the FDA approval of veligrotug in June 2026, the Company received a $75.0 million milestone payment pursuant to the DRI Purchase and Sale Agreement. The Company accrued $8.0 million and $12.4 million in interest expense during the three and nine months ended September 30, 2026, including Net Sales Royalties of $1.9 million for both the three and nine months ended September 30, 2026. As of September 30, 2026, the net carrying amount of the liability related to the sale of future revenue was $121.6 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.1% as of September 30, 2026. During the first quarter of 2026, the Company did not achieve certain milestones with respect to the Company’s elegrobart pivotal phase 3 clinical trials and therefore is not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
The following table summarizes the activity of the liability related to the sale of future revenue for the nine months ended September 30, 2026 (in thousands):

Carrying value as of December 31, 2025	$34,244
Milestone achieved	75,000
Interest expense	12,364
Carrying value as of September 30, 2026	$121,608

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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 15.8% and 11.5% as of September 30, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of September 30, 2026, the fair value of the derivative liability was $11.6 million resulting in recognition of a decrease in fair value of $8.4 million during the nine months ended September 30, 2026.
The following table presents the activity of the derivative liability for the nine months ended September 30, 2026 (in thousands):

Carrying value as of December 31, 2025	$20,030
Change in fair value	(8,410)
Carrying value as of September 30, 2026	$11,620
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
Prior to May 2026, the Zenas Agreements were considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owned more than 5% of the Company’s capital stock and a member of Fairmount had a seat on Zenas BioPharma’s board of directors. The Side Agreement and MTA with Zai Lab were also considered related party transactions of the Company because Zenas BioPharma determined Zai Lab is its related party. In May 2026, the Fairmount affiliated member ceased serving on Zenas BioPharma’s board of directors and Fairmount’s beneficial ownership interest in Zenas BioPharma declined below 5%. Accordingly, Zenas BioPharma and Zai Lab were no longer considered related parties beginning in May 2026.
During the nine months ended September 30, 2026, the Company recognized $0.2 million of related party collaboration revenue related to the Zenas Agreements, Side Agreement and MTA. During the three months ended September 30, 2026, the Company did not recognize any related party collaboration revenue related to the Zenas Agreements, Side Agreement and MTA. During the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $0.7 million, respectively, of collaboration revenue related to the Zenas Agreements, Side Agreement and MTA.
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
During the nine months ended September 30, 2026, the Company recorded $1.5 million in research and development costs related to the Paragon Research Agreement and Amended Paragon License Agreement (collectively, the “Paragon Agreements”). During the three months ended September 30, 2026, the Company did not record any research and development costs related to the Paragon Agreements. During the nine months ended September 30, 2025, the Company recorded $4.5 million in research and development costs related to the Paragon Agreements. During the three months ended September 30, 2025, the Company did not record any research and development costs related to the Paragon Agreements.
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
License Agreement with ImmunoGen, Inc.
In October 2020, the Company entered into a license agreement (the “ImmunoGen License Agreement”) with ImmunoGen, under which the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to develop, manufacture, and commercialize certain products for non-oncology and non-radiopharmaceutical indications. In consideration for rights granted by ImmunoGen, the Company is obligated to make certain future development milestone payments of up to $48.0 million upon the achievement of specified clinical and regulatory milestones. Additionally, if the Company successfully commercializes any product candidate subject to the ImmunoGen License Agreement, it is responsible for royalty payments equal to a percentage in the mid-single digits of net sales and commercial milestone payments of up to $95.0 million. The Company is obligated to make any such royalty payments on a product-by-product and country-by-country basis from the first commercial sale of a specified product in each country until the later of (i) the expiration of the last patent claim subject to the ImmunoGen License Agreement in such country, (ii) the expiration of any applicable regulatory exclusivity obtained for each product in such country, or (iii) the 12th anniversary of the date of the first commercial sale of such product in such country. On February 12, 2024, AbbVie Inc. acquired ImmunoGen. The terms of the ImmunoGen License Agreement did not change as a result of this acquisition. For the nine months ended September 30, 2026, a $10.0 million milestone for FDA approval of veligrotug in June 2026 was achieved under the ImmunoGen License Agreement. For the three months ended September 30, 2026 there were no milestone events pursuant to the ImmunoGen License Agreement. Additionally, for both the three and nine months ended September 30, 2025, there were no milestone events pursuant to the ImmunoGen License Agreement. The Company expensed $1.3 million of royalties to ImmunoGen, as cost of revenues, for both the three and nine months ended September 30, 2026.
Development and License Agreement with Enable Injections
In January 2023, the Company entered into a Development and License Agreement (the “Enable License Agreement”) with Enable Injections, Inc. (“Enable”), under which Enable granted to the Company an exclusive, royalty-bearing, sublicensable, non-transferable license to develop, commercialize, seek marketing approval for and otherwise use and exploit certain products and make and have made such product solely for such permitted uses. Pursuant to the terms of the Enable License Agreement, the Company granted Enable a non-exclusive, royalty-free, non-sublicensable, non-transferable license. In January 2023, in consideration for the rights granted by Enable, the Company paid Enable an initial, non-creditable, non-refundable license fee of $15.0 million. In February 2026, the Company and Enable amended the Enable License Agreement to include a second product for additional consideration.
The Company is obligated to make certain future milestone payments of up to $49.0 million upon the achievement of specified development, clinical and regulatory milestones. Additionally, if the Company is successful in commercializing any product candidate subject to the Enable License Agreement, the Company is obligated to make certain commercial milestone payments of up to $150.0 million and royalty payments equal to a percentage in the mid-single digits. For both the three and nine months ended September 30, 2026, a $5.0 million milestone was met under the Enable License Agreement. Additionally, for both the three and nine months ended September 30, 2025, there were no milestones met pursuant to the Enable License Agreement.
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
Under the WuXi Commercial Supply Agreement, each month the Company is required to provide WuXi with a rolling forecast schedule detailing batch volume requirements for veligrotug drug substance and drug product. The volume requirements are binding for a period of twelve months with respect to drug substance and nine months with respect to drug product. In addition to service fees, the Company is required to pay variable pass-through costs based on costs incurred by WuXi to procure materials in connection with the manufacturing services. As of September 30, 2026, the Company had outstanding non-cancelable purchase commitments of approximately $26.9 million under the agreement.
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
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended September 30, 2026 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Payments Upon Termination
The Company enters into contracts in the normal course of business with CROs, contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company's service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

10. CAPITAL STOCK
Public Offering
In May 2026, the Company entered into an underwriting agreement with Jefferies LLC (“Jefferies”), Leerink Partners LLC and Goldman Sachs & Co. LLC, relating to the offer and sale of 8,455,883 shares of the Company’s common stock, which included 1,102,941 shares of common stock issued in connection with the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $17.00 per share. The aggregate gross proceeds to the Company were approximately $143.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.
ATM Agreement
In March 2025, the Company entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as its sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three and nine months ended September 30, 2026.
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
As of September 30, 2026, the Company had the following balances by plan:

	Restricted Stock Units Outstanding	Stock Options Outstanding	Shares Available for Issuance
Inducement Awards	—	7,109,647	—
2020 Plan	—	40,459	—
2016 Plan	1,859,298	9,365,938	6,420,651
Total	1,859,298	16,516,044	6,420,651
Restricted Stock Units
RSUs granted under the Equity Incentive Plans and the Inducement Awards generally vest annually over a two or four-year period and are settled in shares of the Company’s common stock.
A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	1,064,375	$15.51
Granted	1,107,600	$26.88
Vested	(234,928)	$16.40
Forfeited	(77,749)	$19.48
Outstanding at September 30, 2026	1,859,298	$22.00
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
A summary of common stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	14,468,627	$16.82	8.4	$209,090
Granted	3,617,196	$28.28
Exercised	(726,298)	$14.54
Forfeited	(594,181)	$18.85
Expired	(249,300)	$31.40
Outstanding as of September 30, 2026	16,516,044	$19.14	8.1	$65,158
Exercisable as of September 30, 2026	7,321,726	$17.49	7.4	$33,955
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $8.9 million and $1.3 million, respectively. The total fair value of options vested during the nine months ended September 30, 2026 and 2025 was $39.5 million and $31.1 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the nine months ended September 30, 2026 and 2025 was $1.7 million and $0.3 million, respectively.
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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $16.77 and $10.43, respectively. The fair value was determined by the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	4.97	5.00
Expected volatility	68.2%	84.0%
Risk-free interest rate	3.7%	4.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$28.28	$15.22
Employee Stock Purchase Plan
In June 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (“2025 ESPP”). The 2025 ESPP allows qualified employees to purchase shares of common stock at a price equal to 85% of the lower of: (i) the closing price on the first day of the offering period or (ii) the closing price on the purchase date. As of September 30, 2026, the Company had 1,907,158 shares available for issuance. There were 92,842 shares issued during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.5 million, respectively, in related share-based compensation expense.
Share-Based Compensation Expense
Share-based compensation related to all equity awards issued pursuant to the Equity Incentive Plans, the Inducement Awards, and for estimated shares to be issued under the 2025 ESPP for the purchase periods active during each respective period is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$7,416	$5,107	$20,586	$16,029
Selling, general and administrative	9,816	6,143	27,020	16,285
Total share-based compensation expense	$17,232	$11,250	$47,606	$32,314
As of September 30, 2026, the Company had $115.0 million of total unrecognized share-based compensation costs related to stock options, which the Company expects to recognize over a weighted-average remaining period of 2.67 years. As of September 30, 2026, the Company had $33.9 million of total unrecognized share-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of 3.15 years.
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A convertible preferred stock, and Series B convertible preferred stock (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(7,160)	$(2,605)	$(91,444)	$(24,605)	$(12,096)	$(296,528)
Denominator
Weighted-average shares outstanding	133,191	48,463	113,407,432	134,263	66,004	107,875,408
Net loss per share, basic and diluted	$(53.76)	$(53.76)	$(0.81)	$(183.26)	$(183.26)	$(2.75)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock
Numerator
Allocation of net loss	$(3,097)	$(3,333)	$(28,169)	$(19,934)	$(21,456)	$(180,856)
Denominator
Weighted-average shares outstanding	134,864	145,160	81,784,499	134,864	145,160	81,576,987
Net loss per share, basic and diluted	$(22.96)	$(22.96)	$(0.34)	$(147.81)	$(147.81)	$(2.22)
There are no potentially dilutive securities to Series A convertible preferred stock or Series B convertible preferred stock. Potentially dilutive securities to the common stock include the following:

	September 30,
	2026	2025
Series A convertible preferred stock, as converted to shares of common stock	8,879,843	8,991,383
Series B convertible preferred stock, as converted to shares of common stock	3,231,028	9,677,817
Options to purchase common stock	16,516,044	14,503,682
Warrants to purchase common stock	29,446	29,446
Convertible notes, as converted to shares of common stock	10,142,000	—
Restricted stock units	1,859,298	1,090,439
Total	40,657,659	34,292,767
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

Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Product revenue, net	$24,671	$—	$24,671	$—
License revenue	125	70,000	364	70,000
Collaboration revenue	956	570	1,142	717
Total revenues	25,752	70,570	26,177	70,717

Segment cost of revenues	1,527	—	1,527	—
Segment research and development expense	62,606	81,106	198,539	233,544
Segment selling, general and administrative expense	47,729	18,117	124,046	45,165
Total segment operating expenses	111,862	99,223	324,112	278,709

Share-based compensation expense	17,232	11,250	47,606	32,314
Depreciation expense	135	110	373	340
Other income, net	2,268	5,414	12,685	18,400
Net loss	$(101,209)	$(34,599)	$(333,229)	$(222,246)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report.
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

In June 2026, the FDA approved veligrotug under Priority Review. Veligrotug provides a compelling new treatment option for TED in the U.S., in addition to the previously approved Tepezza® (teprotumumab), which is marketed in the United States by

Amgen Inc. (“Amgen”). As of September 30, 2026, more than 100 patients had started therapy with veligrotug in the United States.

The FDA approval of veligrotug was supported by our pivotal phase 3 clinical trials THRIVE and THRIVE-2, which evaluated veligrotug in active and chronic TED, respectively. Both the THRIVE and THRIVE-2 clinical trials met their respective primary and all secondary endpoints, consistently demonstrating statistically significant and clinically meaningful improvements at week 15 across all of the key signs and symptoms of TED. Across both clinical trials, patients received a 12-week course of veligrotug designed to reduce the burden of treatment. Veligrotug demonstrated a rapid onset of clinical benefit, with reductions in proptosis observed as early as three weeks. Veligrotug is the first approved product for TED to show a statistically significant effect in both diplopia response and complete resolution in active and chronic TED. In June 2026, the results from the THRIVE pivotal phase 3 clinical trial in active TED were published in Ophthalmology. In September 2026, we initiated an open-label clinical trial of veligrotug in participants with TED who previously responded to teprotumumab.

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

We are also developing elegrobart, our subcutaneous anti-IGF-1R product candidate currently in pivotal clinical studies in TED, and designed to be administered via a simple autoinjector that patients can self-administer at home. In its phase 1 clinical study in healthy volunteers, elegrobart was shown to have a prolonged half-life of 40 to 50 days, which is four to five times that of veligrotug. Based on this data and the similarities between the veligrotug and elegrobart antibodies, we selected Q4W and Q8W dosing of elegrobart to advance to phase 3 pivotal studies. PK modeling showed Q4W and Q8W subcutaneous elegrobart dosing could achieve the range of modeled veligrotug exposures based on a two-infusion phase 2 TED study at 3 mg/kg and 10 mg/kg IV, once every three weeks. Both dosing regimens of veligrotug showed robust clinical activity. We are conducting a global pivotal program for elegrobart, including evaluating its efficacy and safety in two global well-controlled phase 3 clinical trials, REVEAL-1 and REVEAL-2, for the treatment of active and chronic TED, respectively. Both studies evaluated elegrobart administered subcutaneously every four weeks (“Q4W”) or every eight weeks (“Q8W”) and assessed outcomes versus placebo.

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

Development of FcRn Inhibitors

We are also developing a portfolio of engineered FcRn inhibitors, including VRDN-006 and VRDN-008. FcRn inhibitors have the potential to treat a broad array of autoimmune diseases, representing a possible significant commercial market opportunity. Our multi-pronged engineering approach has resulted in a portfolio of FcRn-targeting molecules that leverage the clinically and commercially validated mechanism of FcRn inhibition while potentially addressing the limitations of current agents such as incomplete immunoglobulin G (“IgG”) suppression, safety, and inconvenience of dosing. We expect to communicate development plans for our portfolio of FcRn inhibitors in the fourth quarter of 2026.

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

VRDN-008 is a half-life extended bispecific FcRn inhibitor comprising an Fc fragment and an albumin-binding domain designed to prolong IgG suppression and provide a potentially best-in-class subcutaneous option for patients. In a single, high-dose, head-to-head study in NHPs, VRDN-008 demonstrated three times the half-life of efgartigimod. Additionally, VRDN-008 showed a deeper and more sustained IgG reduction with peak IgG reductions that were 20% deeper than efgartigimod, and IgG levels returned to baseline 35 days after VRDN-008 dosing, more than twice as long as efgartigimod, which returned to baseline 14 days after dosing. VRDN-008 spared albumin and LDL, consistent with efgartigimod. We submitted an IND for VRDN-008 in December 2025 and received IND clearance from the FDA in January 2026. A phase 1 clinical trial assessing VRDN-008 in healthy volunteers is currently ongoing with data on track for the fourth quarter of 2026.

Development of TSHR Inhibitors

In January 2026, we announced that we are developing an anti-TSHR candidate with potential use in the treatment of Graves’ disease and TED. This product candidate is a half‑life extended monoclonal antibody designed to inhibit activation of TSHR. It is being developed for subcutaneous administration via autoinjector, with the goal of enabling extended dosing intervals intended to support patient convenience. We expect to initiate a phase 1 clinical trial of our anti-TSHR antibody, VRDN-292, starting in patients with Graves’ disease in the fourth quarter of 2026. We believe inhibiting TSHR has the potential to treat both TED and Graves’ disease. TED pathophysiology potentially stems from the activation of the TSHR and IGF-1R signaling complex on orbital fibroblasts, leading to hyaluronan secretion and expansion of orbital fat and muscle. Autoantibodies that stimulate TSHR can activate pathways that promote inflammation, fibroblast proliferation, and tissue remodeling relevant to TED. We believe inhibiting TSHR could complement the inhibition of IGF-1R in the treatment of TED. In addition to TED, we believe blocking TSHR could also be effective to treat Graves’ disease. Graves’ disease is an autoimmune disease in which autoantibodies form against TSHR, stimulating and activating the receptor. These TSH receptor antibodies can drive a heightened activation of TSHR, resulting in excessive thyroid hormone production and hyperthyroidism. Graves’ disease is one of the most prevalent autoimmune conditions, affecting more than 2 million people in the United States, and is the leading cause of hyperthyroidism. Current treatments—including antithyroid drugs, radioactive iodine, and surgery—lower thyroid hormone levels but do not entirely address the underlying autoimmune drivers of the disease and are often associated with relapse or the development of permanent hypothyroidism. Blocking TSHR activation through a TSHR antagonist represents a differentiated therapeutic approach aimed at targeting disease-driving mechanisms in TED and in Graves’ disease.

Global Economic Considerations

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the rising tensions between China and Taiwan, the United States’ conflict with Iran, ongoing conflicts in Israel and surrounding area and other political tensions. Such challenges have caused, and may continue to cause, recession fears, concerns regarding potential sanctions, high interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.

Financial Operations Overview
Product Revenue, Net
In June 2026, we received marketing approval from the FDA for veligrotug in the United States. Product revenue, net consists of product revenue earned on the sales of veligrotug in the United States. Product revenues are recognized net of variable consideration, including discounts and allowances, distributor fees, chargebacks, product returns and other incentives such as co-pay assistance programs.
License and Collaboration Revenue
Our license and collaboration revenue has historically consisted primarily of up-front payments for licenses, milestone payments, and payments for other research and development services earned under license and collaboration agreements as well as for amounts earned under certain grants we have been awarded.
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
Prior to May 2026, the Zenas Agreements were considered related party transactions because Fairmount Funds Management LLC (“Fairmount”) beneficially owned more than 5% of the Company’s capital stock and a member of Fairmount had been appointed to Zenas BioPharma’s board of directors. The Side Agreement and MTA with Zai Lab were also considered related party transactions of the Company because Zenas BioPharma determined Zai Lab is its related party. In May 2026, the Fairmount affiliated member ceased serving on Zenas BioPharma’s board of directors and Fairmount’s beneficial ownership interest in Zenas BioPharma declined below 5%. Accordingly, Zenas BioPharma and Zai Lab were no longer considered related parties beginning in May 2026.
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

Cost of Revenues
Cost of revenues includes costs associated with veligrotug product sales, including manufacturing materials, third-party manufacturing costs, labor and overhead, amortization of milestone-related intangible assets, and ImmunoGen royalty obligations. Veligrotug manufacturing costs include manufacturing materials, third-party manufacturing costs, packaging costs, tariffs, and shipping costs.
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
•the costs of acquiring, developing, and manufacturing and testing pre-commercial and nonclinical materials, including costs incurred under agreements with CDMOs;
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
Other Income, net
Other income, net consists primarily of interest income, interest expense and various items of a non-recurring nature. We earn interest income from interest-bearing accounts, money market funds, and marketable securities. Interest expense consists of cash and non-cash interest expense related to the DRI Purchase and Sale Agreement, the Notes, and the Hercules Loan and Security Agreement.
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
Except as described below, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026. Following the FDA’s approval of veligrotug in June 2026, we adopted accounting policies for product revenue, net, including estimates of variable consideration for rebates, chargebacks, returns and other incentives, as well as for inventory and for the capitalization and amortization of the milestone-related intangible asset. See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Product revenue, net	$24,671	$—	$24,671
License revenue	125	70,000	(69,875)
Collaboration revenue	956	570	386
Cost of revenues	$(1,527)	$—	(1,527)
Research and development expenses	(70,093)	(86,261)	16,168
Selling, general and administrative expenses	(57,609)	(24,322)	(33,287)
Other income, net	2,268	5,414	(3,146)
Net loss	$(101,209)	$(34,599)	$(66,610)
Product Revenue, Net
Product revenue, net was $24.7 million for the three months ended September 30, 2026. There was no product revenue, net for the three months ended September 30, 2025. The $24.7 million increase is the result of product sales in the third quarter of 2026 following the launch of veligrotug.
License Revenue
License revenue for the three months ended September 30, 2026 was attributable to services provided under the collaboration and license agreement with Kissei. License revenue for the three months ended September 30, 2025 was attributable to a one-time, non-refundable and non-creditable upfront cash payment of $70.0 million, under the collaboration and license agreement with Kissei.

Collaboration Revenue
Collaboration revenue for both the three months ended September 30, 2026 and 2025 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Cost of Revenues
Cost of revenues was $1.5 million for the three months ended September 30, 2026. There was no cost of revenues for the three months ended September 30, 2025. Cost of revenues for the three months ended September 30, 2026 consisted primarily of $1.3 million of royalties to ImmunoGen, as well as amortization of the intangible asset and product related costs.
We began capitalizing our inventory costs in June 2026, after the approval of veligrotug from the FDA and based upon our expectation that these costs would be recoverable through commercialization of veligrotug. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. If product related manufacturing costs incurred before FDA approval had qualified for capitalization, cost of revenues for the three months ended September 30, 2026 would have been higher by an amount that is not material to the condensed consolidated financial statements.
Research and Development Expenses

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Direct research and development expenses
TED portfolio	$23,860	$55,191	$(31,331)
FcRn inhibitor portfolio	15,273	11,121	4,152
Other research programs and expenses	7,152	1,247	5,905
Unallocated expenses
Personnel-related (including share-based compensation)	22,926	16,528	6,398
Facility and other expenses	882	2,174	(1,292)
Total research and development expenses	$70,093	$86,261	$(16,168)
Research and development expenses were $70.1 million during the three months ended September 30, 2026, compared to $86.3 million during the three months ended September 30, 2025. The $16.2 million net decrease in research and development expenses reflected the following changes:
•Direct costs related to the TED portfolio decreased by $31.3 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs due to the timing and stage of our phase 3 clinical trials for veligrotug and elegrobart.
•Direct costs related to the FcRn inhibitor portfolio increased by $4.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in clinical trial and manufacturing associated costs.
•Direct costs related to other research programs and expenses increased by $5.9 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to an increase in nonclinical research and manufacturing associated costs to support the development of the TSHR program.
•Personnel-related costs increased by $6.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to increased headcount required to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Personnel-related (including share-based compensation)	$35,817	$12,651	$23,166
Professional services	19,307	10,558	8,749
Facility and other expenses	2,485	1,113	1,372
Total selling, general and administrative expenses	$57,609	$24,322	33,287

Selling, general and administrative expenses were $57.6 million during the three months ended September 30, 2026, compared to $24.3 million during the three months ended September 30, 2025. The $33.3 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$23.2 million increase in personnel-related costs, primarily due to an increase in headcount to support commercial activities for veligrotug and our growing organization; and
•$8.7 million increase in professional and consulting fees primarily related to commercial activities supporting veligrotug.
Other Income, net
Other income, net was $2.3 million during the three months ended September 30, 2026 compared to $5.4 million during the three months ended September 30, 2025 primarily comprised of interest income earned on cash equivalents and marketable securities and the change in fair value of the derivative liability, partially offset by interest expense related to the DRI Purchase and Sale Agreement and the Notes.
Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Product revenue, net	$24,671	$—	$24,671
License revenue	364	70,000	(69,636)
Collaboration revenue	1,142	717	425
Cost of revenues	(1,527)	—	(1,527)
Research and development expenses	(219,301)	(249,721)	30,420
Selling, general and administrative expenses	(151,263)	(61,642)	(89,621)
Other income, net	12,685	18,400	(5,715)
Net loss	$(333,229)	$(222,246)	$(110,983)
Product Revenue, Net
Product revenue, net was $24.7 million for the nine months ended September 30, 2026. There was no product revenue, net for the nine months ended September 30, 2025. The $24.7 million increase is the result of product sales in the third quarter of 2026 following the launch of veligrotug.
License Revenue
License revenue for the nine months ended September 30, 2026 was attributable to services provided under the collaboration and license agreement with Kissei. License revenue for the nine months ended September 30, 2025 was attributable to a one-time, non-refundable and non-creditable upfront cash payment of $70.0 million, under the collaboration and license agreement with Kissei.
Collaboration Revenue
Collaboration revenue for both the nine months ended September 30, 2026 and 2025 was attributable to our collaboration agreement with Zenas BioPharma and the Side Agreement and MTA with Zai Lab.
Cost of Revenues
Cost of revenues was $1.5 million for the nine months ended September 30, 2026. There was no cost of revenues for the nine months ended September 30, 2025. Cost of revenues for the nine months ended September 30, 2026 consisted primarily of $1.3 million of royalties to ImmunoGen, as well as amortization of the intangible asset and product related costs.

We began capitalizing our inventory costs in June 2026, after the approval of veligrotug from the FDA and based upon our expectation that these costs would be recoverable through commercialization of veligrotug. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. If product related manufacturing costs incurred before FDA approval had qualified for capitalization, cost of revenues for the nine months ended September 30, 2026 would have been higher by an amount that is not material to the condensed consolidated financial statements.
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Direct research and development expenses
TED portfolio	$91,736	$151,640	$(59,904)
FcRn inhibitor portfolio	33,052	41,498	(8,446)
Other research programs and expenses	27,083	2,402	24,681
Unallocated expenses
Personnel-related (including share-based compensation)	65,013	49,352	15,661
Facility and other expenses	2,417	4,829	(2,412)
Total research and development expenses	$219,301	$249,721	$(30,420)
Research and development expenses were $219.3 million during the nine months ended September 30, 2026, compared to $249.7 million during the nine months ended September 30, 2025. The $30.4 million net decrease in research and development expenses reflected the following changes:
•Direct costs related to the TED portfolio decreased by $59.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs due to timing and stage of our veligrotug phase 3 clinical trials that was partially offset by an increase of similar costs associated with elegrobart phase 3 clinical trial advancements.
•Direct costs related to the FcRn inhibitor portfolio decreased by $8.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a decrease in clinical trial and manufacturing associated costs for our FcRn inhibitor portfolio.
•Direct costs related to other research programs and expenses increased by $24.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to an increase in nonclinical research and manufacturing associated costs to support the development of the TSHR program.
•Personnel-related costs increased by $15.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to increased headcount to support our ongoing research and development efforts.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Personnel-related (including share-based compensation)	$92,475	$33,555	$58,920
Professional services	51,508	25,229	26,279
Facility and other expenses	7,280	2,858	4,422
Total selling, general and administrative expenses	$151,263	$61,642	89,621

Selling, general and administrative expenses were $151.3 million during the nine months ended September 30, 2026, compared to $61.6 million during the nine months ended September 30, 2025. The $89.6 million increase in selling, general and administrative expenses is primarily attributable to the following:
•$58.9 million increase in personnel-related costs, primarily due to an increase in headcount to support commercial activities for veligrotug and our growing organization; and
•$26.3 million increase in professional and consulting fees primarily related to commercial activities supporting veligrotug and other business activities.
Other Income, net
Other income, net was $12.7 million during the nine months ended September 30, 2026 compared to $18.4 million during the nine months ended September 30, 2025 primarily comprised of interest income earned on cash equivalents and marketable securities and the change in fair value of the derivative liability, partially offset by interest expense related to the DRI Purchase and Sale Agreement, the Notes, and the Hercules Loan and Security Agreement, including the loss on the extinguishment of debt.
Liquidity and Capital Resources
We have funded our operations to date principally through proceeds received from the sale of our common stock, our Series A convertible preferred stock, our Series B convertible preferred stock and other equity securities, debt financings, license fees, and reimbursements received under collaboration agreements. After receiving approval from the FDA in June 2026, we have also funded our operations from sales of veligrotug. Since our inception and through September 30, 2026, we have generated an accumulated deficit of $1,671.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
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
As of September 30, 2026, we had $955.2 million in cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations to break even where our anticipated revenues fund our anticipated operating expenses.
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

The Notes are not redeemable prior to May 20, 2030. On or after May 20, 2030, we may redeem the Notes for cash (subject to certain limitations set forth in the Indenture) if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice.

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
In October 2025, we executed a second amendment (the “Hercules Second Amendment”) to the Hercules Loan and Security Agreement. Under the Hercules Second Amendment, the term loan facility was amended to extend the maturity date to October 1, 2030 and provide an aggregate principal amount of up to $300.0 million, available upon achievement of certain milestones. The obligations of the Borrower under the Hercules Second Amendment were secured by substantially all of the assets of the Borrower. The Borrower did not draw any amounts under the Hercules Facility other than the $50.0 million described above prior to its termination in May 2026, as described below.
In May 2026, using proceeds received from the issuance of the Notes described above, we entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan and Security Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, we paid a total of $55.1 million (the “Payoff Amount”) to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Loan and Security Agreement and related loan documents (collectively, the “Hercules Facility”), in repayment of the outstanding obligations and thereby terminated the Hercules Facility. We recorded a loss on extinguishment of debt of $4.1 million under "Interest expense" in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026 related to the write-off of the remaining balance of unamortized debt discount. Upon receipt by Hercules of the Payoff Amount on May 27, 2026, all obligations, covenants, debts and liabilities under the Hercules Facility were satisfied and discharged in full, and the Hercules Facility was terminated.
Purchase and Sale Agreement with DRI
In October 2025, we entered into a Purchase and Sale Agreement of revenue participation rights with DRI Healthcare Acquisitions LP (“DRI”), (the “DRI Purchase and Sale Agreement”), pursuant to which DRI purchased rights to certain revenue streams in the U.S. from us in exchange for up to $300.0 million in consideration, including $55.0 million paid at signing and conditional payments of up to $245.0 million, which we will become eligible to receive upon achieving certain regulatory and sales-based milestones.
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

Upon receipt of the $55.0 million payment from DRI at the close of the DRI Purchase and Sale Agreement, we recorded a liability related to the sale of future revenue of $32.4 million, net of the proportionate debt issuance costs allocated to it and the initial fair value of the bifurcated derivative liability. Following the FDA’s approval of veligrotug in June 2026, we received a $75.0 million milestone payment. We accrued $8.0 million and $12.4 million in interest expense during the three and nine months ended September 30, 2026, including Net Sales Royalties of $1.9 million for both the three and nine months ended September 30, 2026. As of September 30, 2026, the net carrying amount of the liability related to the sale of future revenue was $121.6 million. The imputed effective annual interest rate for the liability related to the sale of future revenue was 27.1% as of September 30, 2026. During the first quarter of 2026, we did not achieve certain milestones with respect to our elegrobart pivotal phase 3 clinical trials and therefore are not eligible to receive the $25.0 million conditional milestone payment or the additional $15.0 million conditional milestone payment.
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
The estimated probability and timing of a change in control event that triggers the exercisability of the Put/Call Option, the estimated cash flows and the discount rate used are Level 3 significant unobservable inputs used to determine the fair value of the derivative liability. Management concluded the probability of exercise of the Put/Call Option to be remote. The estimated market yield used to measure the fair value of the derivative was 15.8% and 11.5% as of September 30, 2026 and December 31, 2025, respectively. The initial fair value allocated to the derivative liability as of the close of the DRI Purchase and Sale Agreement was $19.3 million. Issuance costs of $1.8 million allocated to the derivative were recorded to expense as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The derivative liability is subsequently remeasured at fair value each reporting period, with changes in fair value being recorded as a component of other expense, net in the consolidated statements of operations and comprehensive loss. As of September 30, 2026, the fair value of the derivative liability was $11.6 million resulting in recognition of a decrease in the fair value of $8.4 million during the nine months ended September 30, 2026.
ATM Agreement
In March 2025, we entered into an Open Market Sale AgreementSM (the “March 2025 ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time at prices and on terms to be determined by market conditions at the time of offering, with Jefferies acting as our sales agent. Jefferies will receive a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2025 ATM Agreement. No shares were sold under the March 2025 ATM Agreement during the three and nine months ended September 30, 2026. During both the three and nine months ended September 30, 2025, we sold 500,000 shares under the March 2025 ATM Agreement at a weighted average price of $19.92 per share, for aggregate net proceeds of approximately $9.8 million, after deducting commissions to Jefferies as sales agent.
Summarized cash flows for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(317,751)	$(252,637)	$(65,114)
Investing activities	(129,559)	301,857	(431,416)
Financing activities	409,088	20,833	388,255
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(38,222)	$70,053	$(108,275)
Operating Activities
Net cash used in operating activities was $317.8 million for the nine months ended September 30, 2026, and primarily consisted of a net loss of $333.2 million, adjusted for non-cash items of $52.5 million (primarily share-based compensation of $47.6 million), and changes in operating assets and liabilities of $37.0 million, primarily driven by a $29.8 million increase in accounts receivable, net following the launch of veligrotug.
Net cash used in operating activities was $252.6 million for the nine months ended September 30, 2025, and primarily consisted of a net loss of $222.2 million, adjusted for non-cash items of $27.9 million (primarily share-based compensation of $32.3 million, partially offset by accretion and amortization of premiums and discounts on available-for-sale securities of $5.0 million) and changes in operating assets and liabilities of $58.3 million. The change in operating assets and liabilities was primarily related to an increase of $70.0 million in unbilled revenue due to timing of an upfront payment under the Kissei Agreement, partially offset by a decrease of $8.9 million in prepaid expenses and other current assets and a net increase of $2.8 million in accounts payable and accrued and other liabilities due to the timing of payments to vendors for ongoing clinical trial and manufacturing activities.
Investing Activities
Net cash used in investing activities was $129.6 million during the nine months ended September 30, 2026, and consisted primarily of net purchases of marketable securities and a $10.0 million milestone payment pursuant to the ImmunoGen License Agreement, following FDA approval of veligrotug in June 2026.
Net cash provided by investing activities was $301.9 million during the nine months ended September 30, 2025, and consisted primarily of $302.1 million in net maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $409.1 million during the nine months ended September 30, 2026, and consisted of net proceeds from the sale of the Notes of $242.0 million, net proceeds from the issuance of common stock in our May 2026 public offering of $135.0 million, proceeds of $75.0 million from the DRI Purchase and Sale Agreement, and $10.6 million in proceeds from the exercise of stock options, offset by cash outflows related to the debt extinguishment of $54.7 million.
Net cash provided by financing activities was $20.8 million during the nine months ended September 30, 2025, and consisted primarily of net proceeds of $14.5 million from the March 2025 ATM Agreement and the September 2022 ATM Agreement, as well as $3.6 million in proceeds from the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risks in the nine months ended September 30, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
Except for new controls implemented related to product revenues and inventory, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a commercial stage biopharmaceutical company with a limited operating history. We have historically incurred net losses. During the nine months ended September 30, 2026 and 2025, our net loss was $333.2 million and $222.2 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1,671.7 million and cash, cash equivalents and marketable securities of $955.2 million.
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
We have devoted substantially all of our financial resources to identifying, acquiring and developing our product candidates, including conducting clinical trials and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes, convertible senior notes, the Hercules Loan and Security Agreement, the Kissei Agreement, and the DRI Purchase and Sale Agreement. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate sufficient product revenue and obtain funding through equity, debt financings or other non-dilutive sources of capital, or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates continue advancing through clinical development and as new product candidates enter clinical trials and then advance through clinical development. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
Our future revenue will depend upon market acceptance and commercial sales of veligrotug, obtaining regulatory approval to market our additional product candidates, the size of any markets in which our product candidates may receive approval, and our ability to establish and maintain a commercial supply chain in each market, achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our current product and product candidates, including veligrotug, and additional products we may develop in the future. Additionally, patients and physicians may not use our products as intended, if approved, which could impact the pricing and reimbursement of our products.
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
•establish and maintain a sales, marketing, and supply chain and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
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
As of September 30, 2026, we had $955.2 million of cash, cash equivalents and marketable securities. We expect that our current cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report. We may need to secure additional capital to continue to fund our operations and service our obligations in the future. If we are unable to secure additional capital when needed, we may not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our operating expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials and pre-commercial activities, and continue our commercial activities for veligrotug. We may need to secure additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
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
We have a limited history of generating revenue from product sales and we may never be profitable.
Veligrotug is our only product approved for sale and it is only approved in the United States. Prior to approval of veligrotug, we had not generated revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, obtain regulatory and marketing approvals for, and build and maintain a commercial supply chain necessary to commercialize, veligrotug or one or more of our product candidates in development. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:
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
•establishing and maintaining a commercial supply chain for our product candidates in the countries or regions in which we obtain regulatory approval for them, including establishing sufficient shelf-life for our product candidates in multiple regions, receipt and maintenance of necessary licenses, permits, or similar permissions, either directly or with a collaborator or distributor;
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
We have incurred and expect to continue to incur significant costs associated with commercializing veligrotug and any other product candidates, if approved. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any.
Additionally, if we are not able to generate sufficient revenue from the sale of veligrotug or any other products once approved, we may never become profitable.
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.
Until such time, if ever, as we can generate substantial revenue from the sale of veligrotug or our other product candidates, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, or other sources of capital, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends.
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
Our operations, and those of our third-party research institution collaborators, contract research organizations (“CROs”), contract manufacturing operations (“CDMOs”), and other contractors and consultants, could be subject to acts of war, wildfires, earthquakes, power shortages, information technology and telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, governmental actions, medical pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. Shortages and governmental restrictions resulting from pandemics or other public health crises may disrupt the ability of or increase the cost for our clinical trial sites and other CROs to procure items that are essential for our research and development activities, including animals that are used for nonclinical studies. In addition, we rely or may rely in the future on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could significantly disrupt the timing of clinical trials, harm our operations and financial condition and increase our costs and expenses.

We may not be entitled to obtain additional milestone payments under the DRI Purchase and Sale Agreement.

In October 2025, we entered into the Purchase and Sale Agreement with DRI. In addition to the $55.0 million we received at signing, the agreement made available to us up to an additional $245.0 million in milestone payments at signing. However, these additional milestone payments are subject to satisfaction of certain conditions related to certain elegrobart clinical trials and regulatory approvals or commercial sales of veligrotug and elegrobart on or prior to a certain date. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder. Based on our operations to date, we have achieved a milestone payment of $75.0 million and up to an additional $130.0 million in milestone payments remains available to us. In the event of a change of control on or prior to a certain date, we have the option to repurchase, and DRI may require us to repurchase, the revenue participation right from DRI for the multiplier amount, less payments to date.
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
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time to manufacture sufficient quantities of our product candidates acceptable for use in clinical trials; and
•delays in or failure to obtain required approvals from the FDA or other regulators based on objections to our manufacturing processes.
We are conducting a global pivotal program for elegrobart, where we expect that the REVEAL-1 and REVEAL-2 phase 3 clinical trials, together with a safety database comprising at least 300 treated patients (safety database inclusive of REVEAL-1 and REVEAL-2 patients), will support global health authority registration for elegrobart for marketing approval in both active and chronic TED, respectively. The FDA or other regulatory authorities may require additional patients in this safety database or may require us to take other additional steps. Additionally, we conducted an autoinjector PK study for elegrobart to bridge bioequivalence from the vial/syringe used in the REVEAL-1 and REVEAL-2 trials and the autoinjector, with which we plan to launch commercially. However, the results may not show bioequivalence and/or global health authorities may not agree with the methodologies employed to support bioequivalence. If either of these occur, our BLA for elegrobart and/or its marketing approval may be significantly delayed or abandoned. Additionally, regulatory authorities outside of the United States may require us to conduct additional studies in order to support marketing approval of elegrobart in countries outside of the United States.
We may be required to take other additional steps in the course of development and regulatory interaction regarding veligrotug and our product candidates, including elegrobart, and our pipeline product candidates. Such additional steps may include, without limitation, initiating new trials, starting at an earlier phase of clinical trial, conducting bridging studies, enrolling more patients, amending trial protocols, or requiring us to assess additional parameters related to safety or efficacy. For example, we may make adjustments to the elegrobart clinical trial designs as a result of additional data or feedback from regulatory authorities. These additional requirements or steps could increase the cost of development of our product candidates, negatively affect our anticipated timelines, delay our time to market with our product candidates, if approved, and could harm our business.
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
We are subject to ongoing regulatory oversight and requirements for veligrotug with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, submission of safety, efficacy, and other post-approval information, including both federal and state requirements in the United States, and requirements of the EMA and comparable foreign regulatory authorities. If any of our other product candidates are approved, we will also remain subject to these ongoing regulatory requirements with respect to such product candidates.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. We are required to report adverse reactions and production problems, if any, to the FDA, EMA, and any relevant comparable foreign regulatory authorities. Any new legislation could result in delays in product development or commercialization, or increased costs to ensure compliance. If our original marketing approval for a product candidate was granted accelerated approval by the FDA, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit of our products. Other regulatory authorities outside of the U.S. may have similar requirements. An unsuccessful post-marketing clinical trial or failure to complete such a trial or failure to comply with other post-marketing obligations could result in the withdrawal of marketing approval. We and any of our suppliers or collaborators, including our CDMOs, are subject to periodic inspections by the FDA, EMA, and, as applicable, comparable foreign regulatory authorities to monitor compliance with cGMPs and other FDA, EMA, and, as applicable, any comparable foreign regulatory requirements. Application holders must further notify the FDA, and any comparable foreign regulatory authorities, as applicable, and depending on the nature of the change, obtain FDA pre-approval or pre-approval from other comparable foreign regulatory authorities, as applicable, for product and manufacturing changes.
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
We are developing or may develop our product candidates in areas with existing investigational and/or approved products where such products may have known risk profiles. Undesirable side effects caused by our product candidates, or other product candidates, including in the TED space or FcRn inhibitor space, could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Such side effects additionally may result in a delay or denial of regulatory approval by the FDA, EMA, or comparable foreign authorities, or, even in the instance that an affected product candidate is approved, may result in restrictive drug labeling. For example, hearing impairment observed in Tepezza, or other negative side effects of other IGF-1R antagonists in development, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in restrictive drug labeling, if approved.
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
Some of our product candidates, including elegrobart and our other pipeline product candidates, are or are anticipated to be combination products that will require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, such as drugs that utilize delivery systems like auto-injectors or prefilled syringes, we may experience delays in the development and commercialization of our product candidates due to complexities arising from them being combination products and associated regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that the FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient.
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
Topline or preliminary data from our clinical trials that we announce or publish from time to time, including the data from our phase 1 clinical trials in healthy volunteers, the data for our product candidates from our ongoing trials, and topline data, may change as more patient data become available and we become subject to audit and verification procedures that could result in material changes in the final data. The final results of clinical trials may include additional outcome measurements made throughout the duration of the clinical trial. This creates a risk that the final results could be materially different from the preliminary results reported, including those reported to date, and may include additional outcome measurements made throughout the duration of the clinical trial that are not positive or favorable. Additionally, differences in patient populations across our clinical trials may lead to inconsistent or unrepresentative data.
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
We may face liability for our approved products and for our product candidates, and if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our approved product or product candidates harm patients or subjects, or is perceived to harm patients or subjects even when such harm is unrelated to our approved product or product candidates, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
The use or misuse of our product candidates in clinical trials and the sale of veligrotug and any other products for which we may obtain marketing approval expose us to the risk of potential product liability claims. There is a risk that our approved product or product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Patients with the diseases targeted by our product candidates may already be in severe and advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute veligrotug and any future products, if approved. In the U.S., these laws include, but are not limited to the following, which apply with respect to the marketing approval for veligrotug and each product candidate we may develop in the future:
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
•analogous state laws and regulations, including state anti-kickback and false claims laws, consumer protection and unfair competition laws and laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, report drug product pricing information, financial interactions with healthcare providers, or marketing expenditures and/or require the registration of pharmaceutical sales representatives.
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
If we are unable to establish and maintain commercial manufacturing, sales and marketing capabilities or enter into agreements with third parties to commercially manufacture, market and sell veligrotug or our product candidates, we may be unable to generate sufficient revenue to sustain or grow our business.
To successfully commercialize veligrotug and any additional products we may develop in the future, we will need to continue to invest in and develop our commercialization capabilities, including commercial manufacturing, sales and marketing capabilities, or establish and maintain arrangements with collaborators to commercialize veligrotug or any additional products. Any failure or delay in the timely development of our internal commercialization capabilities, or in entering into agreements with third parties to market or sell our product candidates could adversely impact the potential for the launch and success of our products. If commercialization collaborators do not commit sufficient resources to commercialize veligrotug and we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We currently compete and may be required in the future to compete with companies that currently have extensive and well-funded manufacturing, marketing and sales operations, particularly in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies.
We may attempt to form collaborations in the future, but we may not be able to do so, which may cause us to alter our development and commercialization plans. Even where we have entered into a collaboration, it may not be successful.
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
The development and commercialization of new drug products is highly competitive, particularly in the treatment of TED and FcRn inhibitor therapeutics. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities, and other research institutions worldwide with respect to veligrotug and our product candidates. We are aware that the following companies, among others, have therapeutics marketed or in development for TED: Amgen, Roche Holdings AG, Novartis AG, Minghui Pharmaceutical, Lassen Therapeutics, and Sling Therapeutics, Inc. Other companies such as Kriya Therapeutics, Inc., Septerna, Yarrow Bioscience, Inc., Ethyreal Bio, and Crinetics Pharmaceuticals, Inc. among others, have earlier stage products in development which, if successfully developed, may impact the value of our product candidates over their lifecycle. Veligrotug competes and elegrobart, if approved, will also compete against generic medications, such as corticosteroids, and surgical procedures that are prescribed for the treatment of TED. We are also aware that the following companies, among others, may have anti-FcRn therapeutics marketed or in development: Argenx, UCB S.A., Johnson & Johnson and Immunovant, Inc. Moreover, there are more than 20 indications announced or in development across the FcRn class. Depending on the indications in which we choose to develop our FcRn inhibitor product candidates, there may be further competition from marketed and in-development therapeutics targeting other mechanisms such as complement inhibition, T-cell inhibitors, anti-IL-6 and other mechanisms of action.
Our product candidates may demonstrate inferior efficacy and safety profiles as compared to currently approved drugs, or product candidates currently in development by our competitors. Our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than our product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. Our competitors may also adopt a similar licensing and development strategy as ours with regard to the development of an existing IGF-1R monoclonal antibody for the treatment of TED. If any competitor is able to effect this strategy in a more efficient manner, there may be less demand for veligrotug or our product candidates, if approved.
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
The commercial success of veligrotug, or any other products, if approved, particularly in the U.S., depends upon the level of market adoption by patients, payors and healthcare providers. If our products do not achieve an adequate level of market adoption for any reason, or if market adoption does not persist, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of veligrotug and any additional products approved in the future depends on a number of factors, including:
•our ability to demonstrate to the clinicians and payors the clinical efficacy, effectiveness and safety of our products as the prescription products of choice for their respective indications;
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
The pricing, as well as the coverage, and reimbursement of veligrotug and any other products that may be approved in the future must be sufficient to support our commercial efforts and other development programs, and the availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs, private insurers, managed care plans, and other organizations, are essential for most patients to be able to afford expensive treatments. Sales of veligrotug and other products that may be approved in the future will depend substantially, both domestically and abroad, on the extent to which the costs will be paid for or reimbursed by third-party payors. Government authorities and other third-party payors decide which products they will cover and establish reimbursement levels for those products. Such payors may attempt to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for veligrotug or any additional products that may be approved in the future. Our ability to commercialize veligrotug and our product candidates, if approved, successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. If coverage and adequate reimbursement are not available, or are available only in limited amounts we may not be able to successfully commercialize veligrotug or our product candidates, if approved, which would adversely affect our business and financial condition.
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
Within the U.S., the current presidential administration has sought and is likely to continue to seek to implement “most favored nation” pricing for drugs and biologics covered under government programs. In May 2025, President Trump issued an Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs. In the wake of these policy pronouncements, federal agencies are developing new drug pricing pilot programs, such as proposed Medicare Part B and Part D pilot models. On October 2, 2026, CMS released a final rule for the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model. A companion Medicare Part D Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model has also been proposed. If these models become effective as planned, they will replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to each applicable model. If “most favored nation” pricing is implemented under the law, payment for our products and our business results could be adversely affected, although the full impact of any such actions cannot be predicted. Additionally, since 2025, 26 pharmaceutical manufacturers have entered into voluntary agreements with the U.S. government related to drug pricing through CMS’s GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary most favored nation framework for manufacturers participating in the Medicaid Drug Rebate Program. Voluntary agreements under the GENEROUS Model may increase the likelihood that other companies in the industry will enter into similar agreements or accept similar terms.
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
•an inability to equip sales personnel with compliant and effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding our products and their proper administration and educate payors on the safety, efficacy and effectiveness profile of our products to support favorable coverage decisions;
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach are unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations.
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
We have relied upon and plan to continue to rely upon third parties, including CROs and other vendors, to conduct, monitor, manage and support nonclinical and clinical programs. Adding or changing CROs or other vendors for our clinical programs carries implementation risk and may delay advancement of our clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other vendors does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA, and comparable foreign regulatory authorities for all of our product candidates in development. If we or any of our CROs or other vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, we are aware of certain instances of non-compliance with GCP regulations. We cannot be assured that our CROs, clinical sites, and other vendors will fully remediate any deficiencies and will meet these requirements on an ongoing basis, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Any non-compliance with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may prevent approval or require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and delay the regulatory submission and/or approval process.
If any of our relationships with these third-party CROs or other vendors terminate, we may not be able to enter into arrangements with alternative CROs or other vendors in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. For example, our first in human or early clinical studies for a product candidate may be done at a single site. A disruption of operations at the single site could delay or terminate our clinical trial, and we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. If this happens, we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and results of operations.
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
The process of manufacturing our biologic product candidates is complex, highly regulated, variable, and subject to numerous risks. Our manufacturing process is susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with preparing the product for administration, administering the product to patients, manufacturing issues, or different product characteristics resulting from changing a manufacturer, changing a manufacturing location, the inherent differences in starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, loss of product during shipment or storage and variability in product characteristics. Some of our product candidates, including elegrobart and other pipeline candidates, are or are anticipated to be combination products, including through uses of devices. Combination products are complex to manufacture, and this manufacturing complexity could lead to delays in manufacturing and product candidate availability for our clinical trials. In addition, combination products typically have a longer and more complex supply chain that increases the risk of supply interruptions and could negatively impact product candidate availability.
Even minor variations in starting reagents and materials, deviations from normal manufacturing processes, changing a manufacturer, or changing a manufacturing location could result in reduced production yields, product shortages, product defects, manufacturing failure, changes in product characteristics and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure or difference in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties, or could harm our reputation and that of our product candidates.
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
We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials and we lack the resources and the capability to manufacture veligrotug or any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors, including WuXi, to manufacture our commercial supplies of veligrotug and our clinical supplies of our product candidates, and we plan to continue relying on third parties to manufacture veligrotug and our product candidates, devices, or device components, if approved, on a commercial scale. In particular, we rely upon single-sourced manufacturing with one CDMO for manufacturing our product candidates, including drug substance and drug product. We also rely on single-sourced manufacturing for various elements of our combination product candidates, including devices to administer subcutaneous drug product candidates .
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

•Our third-party manufacturers’ performance, available capacity and ability to manufacture clinical or commercial products may be impacted by mergers and/or acquisitions.
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
As we currently rely upon single suppliers for the development and manufacture of our product candidates, we are working closely with our third-party manufacturers, distributors, and other partners to manage and build our supply chain activities and mitigate potential disruptions. In connection with those efforts, we are currently evaluating options and establishing the development and/or manufacture of our product and certain product candidates at new manufacturers. If we encounter any material problems in connection with that process, we may be delayed in the development or commercialization of veligrotug or our product candidates and our business could be harmed.
The manufacture of drug products, including combination products that comprise a biological drug product and a device, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and product testing methods. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with raw material supply, production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, logistical problems or delays encountered when using multiple sites for manufacturing and testing, as well as compliance with strictly enforced federal, state, and foreign regulations. These problems may be more likely, or worse, in cases where the product candidates being manufactured are combination products, like certain of our product candidates, due to the increased complexity in their manufacture and associated supply chain. If we cannot source sufficient materials, we may stock out, fail to meet patient demand, experience regulatory delays or be forced to effect a recall, any of which could adversely affect our business and financial condition. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability issue or other issues relating to the manufacture of our product candidates will not occur. Failure to effectively manufacture material with sufficient stability could materially affect our ability to commercialize our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, shortages, including from the effects of health emergencies (such as novel viruses or pandemics), natural disasters, or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients or subjects in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the initiation or completion of clinical trials, increase the costs associated with initiating or maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
We currently rely on WuXi and other CDMOs to develop and manufacture veligrotug and our product candidates, and will likely continue to rely on them in the future. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. In December 2025, the BIOSECURE Act was enacted into law as part of the National Defense Authorization Act for FY 2026. The BIOSECURE Act prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. The BIOSECURE Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including WuXi, and it is possible some of our contractual counterparties could be impacted by the legislation described above in the future and alternative arrangements may need to be made. While WuXi is not currently a biotechnology company of concern under the BIOSECURE Act, they may be deemed a biotechnology company of concern in the future. For example, in June 2026, WuXi AppTec was added to the Department of Defense’s Chinese Military Companies List (pursuant to Section 1260H of the National Defense Authorization Act for Fiscal Year 2021), and the Department of Defense may add additional companies to the Chinese Military Companies List in the future. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.
We currently rely on certain foreign manufacturers to manufacture our drug substance and drug product. The current presidential administration imposed increased tariffs, including on pharmaceuticals, though the full effect that any such actions would have on us or our industry remains unclear. Any unfavorable tariffs will make it more difficult for us to manufacture veligrotug or our product candidates, increase the cost of, and affect the demand for, veligrotug or our product candidates, if approved, which could have an adverse effect on our business.
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
Evolving changes in China’s economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the U.S. and the UK, could also negatively impact our ability to use Chinese companies to manufacture our product candidates for our clinical trials or have an adverse effect on our ability to secure commitments from governments to purchase our potential therapies, which could cause us to delay our clinical development programs or adversely affect our financial condition.
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
Our commercial success depends in part on our ability to develop, manufacture, market, and sell our products and product candidates and use our proprietary technology without infringing the intellectual property or other exclusive rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist or may be filed in the area of our products or product candidates. From time to time, we may also monitor these patents and patent applications. For example, we are aware of and monitoring certain patent applications in which third parties are seeking to obtain patent claims related to our products and product candidates for treating TED, including a recently granted patent relating to methods of treating TED. We are also aware of and monitoring certain third-party patent families, some of which include granted patents, that could be relevant to product candidates in our FcRn inhibitor portfolio. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such third-party patents and patent applications. If any patents or patent applications cover our products, product candidates or technologies, we may not be free to manufacture or market our products or product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.
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

We believe that veligrotug and any of the product candidates we develop that is approved in the U.S. as a biological product under a BLA should qualify for the current 12-year period of exclusivity provided by law. However, there is a risk that this exclusivity could be shortened in the future due to congressional action or otherwise, that the FDA will not consider approval of a product candidate to be a “first licensure” that gives rise to an exclusivity period, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
We may seek orphan drug designation for veligrotug in indications other than TED and/or territories outside of the U.S. or for our other product candidates in various indications and/or territories subject to meeting the local requirements for orphan designation.
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
Any product candidates for which we may receive approval, including veligrotug, will be subject to continuing regulatory oversight following approval, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This includes results from any post-marketing studies or surveillance to monitor the safety and efficacy of our approved products or other products required as a condition of approval or otherwise agreed to by us. Products are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-

approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown or underestimated problems with a product could result in:
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
We are subject, directly or indirectly, to a wide range of domestic and foreign healthcare and other laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions, or other liability.
Our operations are subject to a wide range of domestic and foreign laws, including fraud and abuse laws, such as the federal Anti-Kickback Statute, the federal civil False Claims Act, and, the UK Bribery Act 2010, privacy laws, such as Physician Payments Sunshine Act, the European General Data Protection Regulation 2016/679, and other regulations. These laws may impact, among other things, our interactions with healthcare professionals and patients, and influence our proposed promotional activities. In addition, we may be required to adopt certain compliance standards and may be required to certify to them. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation, and may make it challenging for us to ensure compliance.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program, the VA Federal Supply Schedule pricing program, the Tricare Retail Pharmacy Program, and particular other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. These programs may require participating drug manufacturers to report product and pricing data that determine the discounts and/or rebates available through them. Pricing and rebate calculations vary across such products and programs, are complex, and are often subject to interpretation by the government, which interpretation can change and evolve over time. If we become aware of an inaccuracy in our reported product or pricing data, we are generally obligated to resubmit our reporting and correct the federal program discounts and/or rebates accordingly. Any determination by governmental agencies that we have failed to comply with our reporting and payment obligations could subject us to penalties and sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
We may collect, use, transfer, or otherwise process proprietary, confidential, and sensitive information, including personal information and health-related data, which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, and industry standards. Regulation of personal information processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of such data. We, our collaborators, and our service providers may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices is often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our collaborators’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.
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
Outside of the U.S., data protection laws, including the GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), also apply to some of our operations. The GDPR and UK GDPR increase our obligations with respect to the processing of personal data in relation to clinical trials conducted in the member states of the EEA and the UK, including by expanding the definition of personal data to include coded (pseudonymized) data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and UK should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection. The GDPR and UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the UK), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these laws is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and UK activities. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws.
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
Many of our employees and our third-party vendors and service providers utilize AI and other emerging technologies in various facets of their responsibilities. The rapid advancement of these technologies entails risks, including that use of AI could make it more difficult for us to maintain confidential information if our employees, vendors or service providers share our confidential information with AI programs.
Effective development, management, and use of AI technologies is novel and complex, and there are technical challenges associated with achieving desired levels of accuracy, efficiency, and reliability. There are significant risks involved in the development, adoption, use, deployment, governance and maintenance of AI, such as an increase in intellectual property infringement or misappropriation, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, or rogue AI agent behaviors, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI, could cause business interruptions, and may cause us to incur additional costs to resolve any issues arising from such risks.
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
We expect to continue to develop our company and expand the scope of our operations. As our development and commercialization plans and strategies develop and our geographical footprint expands, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates or operations in additional markets. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Unstable market and economic conditions, inflation, increases in interest rates, tariffs and trade disputes with other countries, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, increased trade tariffs and trade disputes with other countries, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, and the potential for increased U.S. trade tariffs and trade disputes with other countries may increase economic uncertainty, increase operating costs, and affect consumer spending. Similarly, the ongoing global military conflicts have created, or may create, significant volatility in the capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our clinical trials, our business and the third parties on whom we rely.
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
Provisions in our Certificate of Incorporation and Bylaws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us, unless certain conditions are met. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
In addition, the Certificate of Designation of our Series A convertible preferred stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A convertible preferred stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation of the Series A convertible preferred stock) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A convertible preferred stock. As of September 30, 2026, all of the then outstanding shares of Series A convertible preferred stock were held by entities affiliated with one stockholder. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.
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
While these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
•failure to meet or exceed analyst revenue estimates for veligrotug or any of our future products, if approved;
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
From time to time in the ordinary course of our business, we and our directors and officers may become involved in various legal proceedings, including commercial, employment, intellectual property, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Litigation is inherently unpredictable and the results of any such actions may have a material adverse effect on our business, operating results or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, the following directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K:

Name and Title	Plan Action	Plan Adoption Date	Expiration Date	Number of Shares to be Sold under Plan
Thomas Beetham, Chief Operating Officer	Adoption	8/12/2026	12/17/2027	60,000
Seth Harmon, Chief Financial Officer	Adoption	8/21/2026	8/18/2027	67,574
Stephen Mahoney, Chief Executive Officer	Adoption	8/12/2026	6/15/2027	70,000
Jennifer Tousignant, Chief Legal Officer	Adoption	8/19/2026	8/31/2027	21,132*
*In addition to the listed number of shares to be sold, the Rule 10b5-1 trading arrangement also includes an undetermined number of shares that may be purchased by Ms. Tousignant under the Company’s 2025 ESPP.
During the three months ended September 30, 2026, none of the Company’s officers or directors adopted or terminated any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBIT INDEX
The exhibits listed in the Exhibit Index are required by Item 601 of Regulation S-K. The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36483.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Filing Date	Number
3.1	Second Restated Certificate of Incorporation of the Registrant, effective as of March 9, 2022.	10-K	3/11/2022	3.1
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 15, 2023.	8-K	12/18/2023	3.1
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	8-K	10/28/2020	3.1
3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	8-K	9/23/2021	3.1
10.1	Seventh Amendment to Lease, dated as of September 25, 2026, between Watch City Ventures MT LLC and Viridian Therapeutics, Inc.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

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

VIRIDIAN THERAPEUTICS, INC.

Date: November 4, 2026	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Seth Harmon
Seth Harmon
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)